Form 10-K
period 2003-12-31
ROCKWOOD SPECIALTIES GROUP INC
filed 2004-03-30
CIK 1261302

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number

Rockwood Specialties Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	52-2277390 (I.R.S. Employer Identification No.)
100 Overlook Center, Princeton, New Jersey 08540 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code (609) 514-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to section 12(g) of the Act:
 None
(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).        ☐ Yes    ☒ No

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter.

        Not applicable.

        As of March 29, 2004, there were outstanding 382,000 shares of common stock, par value $0.01 per share of the Registrant.

TABLE OF CONTENTS
FORM 10-K

PART I

Information Concerning Forward Looking Statements

        We have included in this document forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that state our intentions, beliefs, expectations or predictions for the future. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors such:

  •
  changes in our business strategy;

  •
  changes in demand for our products;

  •
  fluctuations in interest rates, exchange rates and currency values;

  •
  availability and pricing of raw materials;

  •
  fluctuations in energy prices;

  •
  changes in the end-use markets in which our products are sold;

  •
  changes in the general economic conditions in North America and Europe and in other locations in which we currently do business;

  •
  technological changes affecting production of our materials;

  •
  governmental and environmental regulations and changes in those regulations;

  •
  hazards associated with chemicals manufacturing;

  •
  risks associated with competition and the introduction of new competing products, especially in the Asia-Pacific region; and

  •
  risks associated with international sales and operations.

        Although we believe that the expectations reflected in forward-looking statements are reasonable, we can give no assurance that those expectations will prove to have been correct. All forward-looking statements contained in this document are qualified by reference to this cautionary statement.

Available Information

        Rockwood Specialties Group, Inc. files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any documents we file at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers file electronically with the SEC. The SEC's website is www.sec.gov.

        The Company's website is www.rockwoodspecialties.com. We have made available, free of charge through our website, our annual report on Form 10-K, and will make available our quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

        Unless we indicate otherwise or the context otherwise requires, any references to "we," "our," "us," "Rockwood" or the "Company" refer to Rockwood Specialties Group, Inc. and its consolidated subsidiaries.

Item 1.    Business.

        Rockwood is a global developer, manufacturer, and marketer of high value-added specialty chemicals and performance materials in its specific markets. Rockwood was incorporated in Delaware on October 19, 2000. Rockwood was formed when Rockwood Holdings, Inc. (formerly K-L Holdings, Inc.), our ultimate parent, an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR"), entered into definitive agreements to purchase certain specialty chemicals business lines (the "Businesses") from Laporte plc, a public company incorporated in England and Wales, which was subsequently acquired by Degussa AG. The acquisition was completed on November 20, 2000 (the "KKR Acquisition").

        Rockwood serves customers across a wide variety of industries and geographic areas. Our products, consisting primarily of inorganic chemicals and solutions, are often customized to meet the complex needs of our customers and to enhance the value and performance of their end products. We operate through three business segments: (i) Performance Additives; (ii) Specialty Compounds; and (iii) Electronics, which generated approximately 59.9%, 22.1% and 18.0%, respectively, of our net sales and approximately 70.8%, 14.3% and 14.9%, respectively, of our gross profits for the year ended December 31, 2003. Our customers are some of the world's preeminent companies, including Alcoa, Inc., E.I. du Pont de Nemours and Company, Georgia-Pacific Corporation, Motorola, Inc., Rohm and Haas Company, The Sherwin Williams Company and STMicroelectronics N.V. We believe that a number of our products, due to their performance characteristics, have gained strong brand name recognition among our customers. For financial information about each segment, see Item 8-Financial Statements and Supplementary Data—Note 10 of Notes to Consolidated Financial Statements.

        We have a diversified portfolio of high value-added products, which serve, among others, companies in the construction, semiconductor, consumer products and general industrial markets. We believe our competitive position is due to our ability to efficiently develop innovative products and solutions for our customers, our advanced technological knowledge, our low cost manufacturing expertise and our limited exposure to any particular raw materials.

        The following table summarizes our three business segments: Performance Additives; Specialty Compounds; and Electronics, and their principal business lines.

	Principal Products	Principal End-Uses
PERFORMANCE ADDITIVES
Pigments	Synthetic iron oxide pigments	To color paving stones, bricks, concrete blocks, roofing tiles, paints and coatings, paper and cosmetics
Timber Treatment Chemicals	Wood preservatives and retardants	To protect against water, fire and decay in wood products, such as decking, fencing, furniture and house construction materials
Clay-based Additives	Synthetic and organic clay-based additives	To improve thickness, flow and suspension properties in coatings, oilfield fluids, plastics, cosmetics and personal care products and aid in paper production
Water Treatment Chemicals	Water treatment chemicals	To clean, color and treat water in pools, spas, recreational ponds and irrigation canals
SPECIALTY COMPOUNDS
Specialty Compounds	Specialty thermoplastic compounds	To insulate and coat high-end data and video communication wire and cable, medical devices, consumer products, automotive products and beverage seals
ELECTRONICS
Electronic Chemicals	Semiconductor, printed circuit board and photomask chemicals	To clean and etch silicon wafers and to clean, coat, etch and electroplate printed circuit boards
Photomasks	Photo-imaging masks	To use as master images in the manufacture of semiconductors
Wafer Reclaim	Silicon wafer refurbishment services	To use as test wafers in the manufacture of semiconductors

Performance Additives

        Our Performance Additives segment consists of business lines which develop and manufacture a range of specialty chemicals that are used in industrial and consumer products and processes to enhance performance or create unique characteristics. This segment manufactures and markets products that are based on a focused research and development effort and a strong technology base. Our Performance Additives segment generated net sales of $477.3 million, $443.8 million and

$418.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The segment generated 74.8% of its net sales for the year ended December 31, 2003 from customers located in North America, 23.8% in Europe and 1.4% in Asia. No single customer represented more than 10% of net sales of our Performance Additives segment in 2003.

  Pigments

        Our Pigments business line, or Pigments, is a global producer of synthetic iron oxide pigments in a wide range of yellow, red, black or blended shades, and serves the construction, paints and coatings and specialty application markets with powder, granular and liquefied grades. Pigments focuses on developing and manufacturing high value-added synthetic iron oxide pigments. Pigments also offers a number of unique dispensing systems. Pigments generates sales from construction pigments, which include colorings for concrete products such as paving stones, bricks, concrete blocks, roofing tiles, stucco and mortar; from paints and coatings as well as colorants for plastics, paper and rubber; and from specialty applications including security inks, toners for printers and copiers, catalysts and cosmetics. Our total pigment sales were $205.4 million, $184.0 million and $178.7 million in 2003, 2002 and 2001, respectively.

        Our Pigments business line has been driven by product innovation, our brand names and our customer and technical service, including customer-specific color blending. An important component of Pigments' product innovation has been our patented granulated pigment, Granufin, which, when used in conjunction with our Granumat dispensing system, offers significant advantages to customers over traditional pigment systems in the coloring of manufactured concrete products, such as ease of handling and consistency in coloring. We believe that Granumat is a leading granulated pigment dispensing system worldwide and is a result of Pigments' research and development focus on process and delivery systems for its products. In addition, in May 2000 we commercialized our Chameleon dispensing system, which electronically controls the delivery of liquid pigments into ready-mix concrete when used with our liquid pigment product line.

        In March 2003, Pigments acquired the assets of Southern Color Company, Inc. and its affiliates, or Southern Color, which expanded our product portfolio into the brick and decorative market segments and provided us with access to the packaged mortar tolling business. Also in March 2003, Pigments purchased a majority interest in a manufacturer of iron oxide pigments in China. The joint venture dry blends pigments and provides us with a continuing source of blended pigments as well as an important platform to expand Pigments' commercial activities inside the Asia Pacific region. Pigments holds a 51% interest in the joint venture.

        In June 2003, Pigments entered into an agreement pursuant to which an affiliate of W.R. Grace & Co., which sells admixtures and fibers, distributes our liquid pigments and supplies our Chameleon dispensing systems to ready-mix and precast producers in the concrete industry. We believe our combined efforts will provide ready mix and precast customers with added value in the form of colored ready mix concrete.

  Principal Products

        Construction Pigments.    We develop and manufacture iron oxide pigments for manufacturers of construction products for use in the coloring of concrete products, including paving stones, bricks, concrete blocks, roofing tiles, stucco and mortar. Pigments' major U.S. brand is Davis Colors and its key products include Granufin/Granumat, Hydrotint, Mix-Ready and Chameleon. Granufin is a unique, dry, micro-granulated pigment that combines the flow characteristics of a liquid with the storage and handling advantages of a powder. The Granumat dispensing system offers a variety of configurations and features designed to accommodate the varying requirements and budgets of concrete product manufacturers. Granufin pigments and the Granumat system improve product handling and color consistency for our customers. The granulation technology used in Granufin is patented until 2008 in the United States. Our Chameleon system, which works in combination with our liquid pigments, automatically weighs, blends and conveys colors into a ready-mix truck using a standard personal computer and custom-developed Windows-based software.

        Paints, Coatings and Colorants.    We also develop and manufacture colored pigments for the paints, coatings, plastics, paper and rubber end-use markets under the brand Ferroxide. We produce a wide variety of pigments for this market which include synthetic iron oxides, corrosion inhibitor pigments, natural pigments such as burnt umbers and siennas. The largest application for these products is colorants used in architectural, industrial and special purpose paints and coatings. Color, ease of dispersion and chemical stability are the primary characteristics of our products, which can be used in a wide variety of both solvent and water-borne systems. We believe that a number of Pigments' products are considered industry standards in the markets in which we compete, such as our yellow pigment for architectural and industrial applications and our heat stable tans, which can tolerate applications requiring high temperature processing, such as plastic compounding and roofing granules.

        Specialties.    Our iron oxide pigments are also used in a wide variety of specialty applications such as toner for large printers and copiers, security inks used to print bank notes, catalysts for styrene production and cosmetics. Each of these markets requires specialized pigments with unique properties and the chemical properties of our pigments are often as important as the coloring characteristics. For example, printer toners require specific magnetic properties whereas for cosmetics, color and purity of the pigment are the key properties.

  Competition

        We believe the global iron oxide pigments market consists of three major producers and a number of other smaller producers in the United States, Europe and China. We believe Bayer Corporation and Elementis PLC are the only other two major producers in addition to Pigments. Competition in this market is based on customer service, product attributes such as product form and quality, and, to some degree, price. Product quality is critical in the higher end of the market on which Pigments focuses as inconsistent product quality can have an adverse impact on the color consistency of the end-product.

  Customers

        Pigments' key customers include Engelhard Corporation, Old Castle (CRH plc), Pavestone Company, The Sherwin-Williams Company, Süd-Chemie AG, Unilock and Xerox Corporation, each of which has been our customer for at least 10 years.

  Timber Treatment Chemicals

        Our Timber Treatment Chemicals business line, or Timber Treatment Chemicals, is a manufacturer of wood preservation chemicals primarily in North America. Wood preservation chemicals enhance the performance of wood by increasing its longevity through protection from decay and fungal or insect attack. Our specialty timber chemicals also add water repellency and fire retardancy to wood products. Timber Treatment Chemicals' products include wood preservation chemicals based on our alkaline copper quaternary, or ACQ, technology, which was awarded the EPA Presidential Green Chemistry Challenge Award in 2002, and chromated copper arsenate, or CCA. Other products include recently introduced wood protection products for wood windows and engineered wood products such as oriented strand board as well as a range of specialty additives with fire retardant, water repellent or moldicide properties. Applications include wood products used for decking, fencing, playground equipment, garden furniture, house construction materials, utility poles, and other wood constructions. Our total wood application sales were $117.5 million, $102.3 million and $81.3 million in 2003, 2002 and 2001, respectively.

        Timber Treatment Chemicals also manufactures inorganic chemicals such as nitrates and chlorides for various industrial applications, including chemicals that are added to concrete to change its rate of curing, chemicals that are used for odor control in water treatment, galvanizing fluxes, micronutrients, pesticides, and catalysts used in the manufacture of textile resins.

        Many of our Timber Treatment products are registered pesticides and subject to extensive regulation. In February 2002, the EPA announced a voluntary decision by CCA manufacturers, including our subsidiary, to amend their registrations for CCA to limit use of CCA treated lumber in most residential settings. In the culmination of that process, in March, 2003, the EPA amended the registrations for CCA prohibiting CCA treatment of wood, effective December 31, 2003, for use in most residential settings, including play structures, decks, picnic tables, landscaping timbers, residential fencing, patios and walkways and boardwalks. Similar initiatives were commenced in Canada by the Pest Management Regulatory Agency which imposed similar limitations on the use of CCA treated wood. The EPA is currently conducting a risk assessment of CCA treated wood. The results are expected in late 2004. In addition, in June 2001, special interest groups petitioned the Consumer Products Safety Commission, or CPSC, to ban and recall all CCA treated wood in playground equipment and refund consumers the cost of the CCA treated wood playground equipment that they purchased. In November 2003, the CPSC denied the petition.

        In Japan, the use of arsenic-based chemicals, such as those used in the manufacture of CCA wood preservation chemicals, is restricted through legislation limiting the levels of arsenic allowed in rainwater runoff from outdoor wood product storage areas. Due in part to the effect of this legislation, we have been able to attain a significant portion of the Japanese timber treatment chemicals market through our ACQ product line. Various types of restrictive legislation which would further affect the ability to use arsenic-based chemicals are currently being proposed in various jurisdictions in the United States, Canada and European Community markets.

        We believe that Timber Treatment Chemicals is a leading provider in North America of new generation alternative timber treatment chemicals, such as ACQ, which does not contain chrome, arsenic or any other chemicals classified as "hazardous" by the EPA. We developed this technology to produce ACQ pursuant to a license agreement with Domtar Inc. and through the acquisition of the Kemwood business from Kemira OY. We have further developed this technology and created our own proprietary line of ACQ products under the brand names Preserve and Preserve Plus. We believe the market for environmentally advanced chemicals like ACQ is growing rapidly in North America as well as in Europe. As a result, in February 2001, we signed a licensing agreement with Osmose, Inc., another major producer of timber treatment chemicals, to license our proprietary ACQ technology to Osmose. Our ACQ technology is patent protected in the United States through mid-2007.

        We expect demand for ACQ to increase following an industry-wide voluntary transition to non-arsenic-chrome-based wood preservative products discussed above. As a result, we invested approximately $8.5 million to build a new plant in Harrisburg, North Carolina to produce ACQ, the non-arsenic chrome based wood preservatives produced by our Timber Treatment Chemicals business. This new plant was completed and commenced full production in October 2002.

        In addition, Timber Treatment Chemicals provides a broad range of technical expertise and services to its customers. In particular, Timber Treatment Chemicals works closely with its customers to assist them in reducing the total cost of their manufacturing process, by supplying timber treatment chemicals as well as treatment equipment, along with technical support.

  Principal Products

        We develop and manufacture a broad range of wood preservation, fire retardant and specialty chemicals for use in residential and industrial wood applications. In addition, we provide treatment equipment which facilitates the handling and treatment of wood and chemicals and we provide comprehensive technical support services to timber treaters. Timber Treatment Chemicals' key brands include Preserve, Preserve Plus, Ultrawood, SupaTimber, D-Blaze, Comptec and Clearwood.

        We also develop and manufacture inorganic metallic chemicals for certain specialty markets. These include zinc chloride based products, other chlorides, and a range of nitrates and other chemicals. Some of these products are manufactured using by-products from other large chemical companies.

  Competition

        We believe that Timber Treatment Chemicals was one of the leading manufacturers of wood treatment products in North America in 2003, along with Arch Chemicals, Inc. and Osmose, Inc. BASF Corporation, Kurt Obermeier GmbH & Co. KG and Weyl GmbH are other competitors, particularly in Europe. Competition for wood preservation chemicals is mainly based on price, customer support services, innovative technology and product range. In the inorganic chemicals market, we operate in niche areas, and therefore have few overall competitors. Competition in the inorganic chemicals market is mainly based on quality, customer support services and price.

  Customers

        Timber Treatment Chemicals sells its products primarily to wood processors who pressure-treat wood. Major customers include Aljoma Lumber, BB&S Treated Lumber of New England, Coos Bay Lumber, Culpepper Wood Preservers, Eastex Forest Products, Georgia-Pacific Corporation, Koshii Preserving Co. Ltd., Sunbelt Forest Products. Customers of our inorganic chemicals product line include Degussa AG, Rohm and Haas Company, Uniroyal Chemical Company, Inc. and W.R. Grace & Co. Each of these companies has been our customer for at least 10 years.

  Clay-based Additives

        Our Clay-based Additives business line, or Clay-based Additives, is a developer and manufacturer of specialty clay-based rheological additives. These additives are used in a wide variety of products and applications to modify viscosity, thickness and flow characteristics, keep solids in suspension, maintain levels of coloration with a lower amount of pigment, and collect suspended solids into larger particles. End-products in which these additives are used include industrial and architectural coatings, oilfield drilling fluids and carbonless copy paper. The principal end-uses for Clay-based Additives' products are paints, inks and paper-making, household care products, oilfield fluids and other end uses.

        During the last several years, we have strategically refocused Clay-based Additives' operations by discontinuing or divesting commodity-based, undifferentiated product lines, while providing significant new capital and research and development for the creation of new high-growth and high-margin products for selected industries. As a result, this business line has developed a number of new value-added products and applications. One of Clay-based Additives' recently developed applications is the use of our Laponite synthetic clay as a retention aid in the paper-making process. In addition, we are currently developing new products, including anti-static coatings for paper and variants of Laponite to replace current types of thickeners in personal care products. Other products recently introduced by Clay-based Additives include Garamite, a cost-effective and easy-to-use thickener which provides low volatile organic compounds capability compared to traditional additives used in the manufacture of fiberglass composites; and Cloisite, used in the manufacture of nanocomposite plastics, which are specially engineered composite materials exhibiting superior mechanical, barrier and fire resistant properties compared to traditional plastics and which result in lighter plastic end products. In 2001, our Clay-based Additives business working with General Motors introduced the first commercial exterior automotive application of a new lightweight nanocomposite material based on Cloisite nanoclay on the step assist of the GMC Safari and Chevrolet AstroVan. In addition, in January 2004, General Motors adopted this lightweight nanocomposite technology for the body side molding of the 2004 Chevrolet Impala, GM's highest volume car.

  Principal Products

        Coatings and Inks.    We offer a comprehensive line of additives which modify the viscosity, flow and suspension properties of coatings and inks, including Claytone for the manufacture of special purpose coatings, such as bridge, marine and maintenance paints, and architectural coatings, and Laponite for the manufacture of automotive coatings. Our Garamite additives are used in the manufacture of high solids, low volatile organic compounds epoxy coatings for industrial applications.

        Paper-Making.    We serve the paper industry with a growing product line that includes bentonite retention aids, which are used in the paper-making process to reduce fiber losses and aid in water drainage from the sheet, and an additive which provides fade-resistant color for carbonless copy paper. We also produce a form of Laponite which is used in the production of clear, flexible and moisture-resistant films and coatings with conductive, anti-static and anti-sticking properties, that are used in the manufacture of specialty photographic and anti-static papers, ink jet papers and anti-static packaging.

        Consumer and Household Care Products.    We developed and manufacture a wide range of natural clay-based rheology modifiers, including Gelwhite and Bentolite, for the consumer and household care markets. In addition, Laponite also has functional properties that improve the performance of a wide range of consumer products, such as personal care products, creams, lotions, cosmetics and hard surface household cleaning products for the kitchen and bathroom.

        Oilfield.    We offer a line of Claytone organoclays, which are a type of specially treated clays, for use in diesel and synthetic oilfield drilling fluids, which help to control viscosity and flow properties. These additives also help to suspend the cuttings in the fluid, so that they can be expelled from the well efficiently. We recently introduced a Garamite additive for use in deep well drilling that requires higher performance.

        Other.    We developed the Cloisite range of clays for the manufacture of nanocomposite plastics. Although Cloisite has not yet been released for large-scale commercial sale, we have entered into a joint development agreement in the United States with General Motors Corporation in connection with our efforts to develop nanoclays for automotive components, such as external trim and facia. In January 2004, General Motors adopted this technology for the body side molding on the 2004 Chevrolet Impala. Cloisite clays are also being evaluated in a wide range of rubber-based formulations for industrial applications. In addition, our Garamite range of clays is used in the manufacture of fiberglass composites.

  Competition

        Clay-based Additives operates in specialty markets, and competes based on its research and development capabilities, its ability to produce innovative high-value product solutions and technical support. Our direct competitors in these markets include Elementis PLC, R.T. Vanderbilt Company, Inc. and Süd Chemie AG. We also compete with manufacturers who produce non-clay-based alternatives to our end users.

  Customers

        We supply major coatings manufacturers such as Akzo Nobel Coatings bv, BASF Corporation, E.I. du Pont de Nemours and Company, Hempel A/S, PPG Industries Inc., and The Sherwin-Williams Company; paper chemical and paper-making companies such as Arjo Wiggins Appleton Holdings Limited and Ciba Specialty Chemicals Water Treatments Ltd.; ink-makers such as Sun Chemical Corporation; and oil drilling and services companies such as M-I L.L.C. Each of these companies has been our customer for at least 10 years.

  Water Treatment Chemicals

        Our Water Treatment Chemicals business line, or Water Treatment Chemicals, is a producer of pool and spa specialty chemicals in the U.S. This business line also develops and manufactures surface water chemicals. Our pool and spa specialty chemicals, which are primarily non-chlorine based, are all sold under premium brand names as well as private label brands mainly through distributors to pool and spa professionals and retailers that then sell to consumers. The surface water chemicals portion of this business serves the professional aquatic applicator, turf and ornamental, aquaculture, vegetation management and agricultural irrigation industries. In addition to developing and manufacturing surface water chemicals, we offer professional treatment services for lakes, ponds and reservoirs.

        We sell our pool and spa specialty chemicals under a number of premium brands, such as GLB, Rendézvous, Leisure Time, Robarb and Applied Biochemists, as well as under private label brands. We believe our market share results from of our technological leadership, strong brand identities and high quality standards. In surface water chemicals, our premium branded products include Applied Biochemists, Cutrine-Plus and Aquashade, and we have developed innovative products for surface water treatment, such as Clearigate, an environmentally advanced herbicide for irrigation systems.

  Principal Products

        Our pool and spa chemicals are primarily non-chlorine based specialty chemicals such as algaecides, clarifiers, fragrances and foam reducers. Our major pool and spa product lines include GLB Pool & Spa, which has been in existence as a brand since 1956 and offers a comprehensive selection of pool and spa specialty chemicals and sanitizers under the GLB and Rendézvous brand names; Leisure Time, which offers a complete spa water care treatment line including user-friendly spa start-up kits, spa maintenance chemicals and water testing and purifying products; and Robarb, which includes Super Blue, a leading water clarifier with over 20 years of history as a brand. In addition, our Applied Biochemists brand offers a full line of pool chemicals including specialty algaecides for service professionals.

        Our surface water chemicals include copper-based algaecides and herbicides to control aquatic plant growth, dyes to control aquatic weed and algae growth, and a range of enzyme and microorganism blends for use in septic and waste water systems. Our surface water treatment product lines include Clearigate which is a patented, environmentally advanced herbicide developed to control nuisance aquatic vegetation especially for the agricultural irrigation market. Our Applied Biochemists brand of surface water treatment chemicals, which has existed for over 30 years, includes specialty algaecides and aquatic herbicides. Cutrine Plus is a liquid algaecide which can be used in a wide range of applications, and Aquashade is a line of aquatic dyes which help to control aquatic plant growth in lakes and ponds. Both our pool and spa chemicals and our surface water chemicals are subject to extensive regulations.

  Competition

        We believe that Water Treatment Chemicals is a leading pool and spa specialty chemicals producer in the United States. Other competitors include Arch Chemicals, Inc. and Biolab, Inc. In the surface water chemicals segment, competitors include Baker Hughes Incorporated, Griffin LLC and SePro Group Ltd. Some of our competitors are also customers in other product areas. Competition in these markets is mainly based on brand identity, technical competence, price and customer relationships. In addition, a number of the products in the water treatment chemicals market are subject to governmental environmental regulation and registration requirements, which can affect the ability of other manufacturers to offer competing products.

  Customers

        The majority of Water Treatment Chemicals' sales are through distributors that then sell to mainly local or regional dealers. We also sell directly to some of the larger pool and spa dealers. Pool and spa specialty chemicals customers include Arch Chemicals, Inc., Keller Supply, Leslie's Poolmart, Inc., South Central Pool Corporation and Sun Wholesale Supply Inc. Surface water customers include Cygnet Enterprises, Inc. and Helena Chemical Company. Each of these companies has been our customer for at least 5 years.

Specialty Compounds

        Our Specialty Compounds segment, or Specialty Compounds, develops and manufactures thermoplastic materials possessing specialized characteristics, such as fire and smoke retardance, reduced weight or barrier properties, which are tailored to the specific needs of each intended end-product. These products are grouped into six key end-product areas: wire and cable, consumer performance products, medical devices, automotive components, regulated packaging and footwear. Our Specialty Compounds segment had net sales of $176.4 million, $168.8 million and $171.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Specialty Compounds generated 73.9% of its net sales for the year ended December 31, 2003 from customers located in North America and 26.1% in Europe.

        Our Specialty Compounds segment focuses on sales of high margin products and operates as a global specialty performance plastic compounding business. We developed and commercialized SmokeGuard, our specialty compound for use in high-end data and video communication wire and cable, which must meet stringent fire retardant and low smoke generation standards. We also developed a compound for beverage closure seals and caps. This new compound prevents ozone from attacking the cap and seal and does not affect the taste of water and carbonated beverages, therefore significantly increasing the shelf life of these beverages. We also focus on thermoplastic elastomer, or TPE, compounds in our consumer performance and automotive products areas. In addition to our product offerings, we provide strong, comprehensive customer service and technical expertise by developing innovative products to satisfy our customers' unique needs.

        We intend to invest in next generation plastic compounding technologies. As an example, in 2003 Specialty Compounds entered into a joint development agreement with E.I. du Pont de Nemours and Company to create, manufacture and commercialize new compounds based on Teflon technologies to further raise the safety and performance standards for a variety of wire and cable compounds. Specialty Compounds is also working closely with our Performance Additives business to create a patented composite material that exhibits superior flame retardancy for wire and cable jacketing and sheathing.

  Principal Products

        Wire and Cable Compounds.    We develop and manufacture low-smoke vinyl alloys, such as SmokeGuard, which are used in high-end data and video communication, fiber optic and fire alarm wire and cable; halogen-free plastics, such as Sentra, which are used in industrial, aerospace, shipboard or oil rig cables as well as in communication cables; and a variety of TPE compounds, such as Garaflex, which are used in flexible cords, tray cables, booster cables, welding cables and automotive wiring. We believe that there is significant growth potential for this product line in Europe as a result of the evolution of a common market standard with higher specifications for wire and cable compounds. Unlike in North America, European wire and cable standards dictating certain safety specifications such as fire and smoke resistance have not yet been enacted. However, we anticipate that European legislation mandating specific guidelines for wire and cable will be implemented within the next several years, providing significant new market opportunities for the SmokeGuard and Sentra product lines. Our wire and cable sales were $94.8 million, $92.6 million and $89.2 million in 2003, 2002 and 2001, respectively.

        Consumer Performance Products.    We develop and manufacture custom-made plastic compounds for use in products such as moldings, sealing gaskets, tool handles, writing instruments and ladder feet as well as other TPE-based products. Our product line includes Garaflex, Garaflex V, Garaflex E, GE Series and GM Series. Recently, we have developed a soft-touch compound, Evoprene, that is currently undergoing approval processes for a number of applications, including toothbrush handles and light switch covers.

        Medical Devices Compounds.    We develop and manufacture a series of high-quality polyvinyl chloride, or PVC, compounds which are used to manufacture products such as tubing, disposable masks, and extraction resistant compounds used to make products to handle blood and bodily fluids.

        Automotive Compounds.    We develop and manufacture compounds for interior and exterior automotive applications such as airbag covers, steering wheel covers, gear shift knobs and boots, handle grips, body side molding and window gaskets.

        Regulated Packaging.    Under the Alphaseal trademark, we develop and manufacture specialty closure materials for soft drinks, beer, bottled water, juice, and other beverage applications which have proven their performance, including purity in taste and odor, consistency in the force needed to remove the closures, reliable carbonation retention, and performance on a variety of molding machine types in various applications.

        Footwear Compounds.    We develop and manufacture a broad range of compounds for unit soles, uppers, mid-soles, slippers and heels for the diverse requirements of the footwear market. Applications include industrial boots, deck shoes, casual dress shoes, snow boots, slippers and athletic wear.

  Competition

        Specialty Compounds' key competitors are Advanced Elastomers Systems, L.P., Colorite Plastics Co., DS Chemie GmbH, European Vinyls Corporation, Georgia Gulf Corporation, Norsk Hydro ASA, PolyOne Corporation, Teknor Apex Company and W.R. Grace & Co., most of which serve only a subset of Specialty Compounds' markets. We believe that only Teknor Apex is active in all of Specialty Compounds' markets. Competition in specialty compounds occurs primarily on the basis of quality, product innovation and the ability to meet demanding customer and regulatory specifications.

  Customers

        Specialty Compounds sells products to a wide range of customers. Its major customers include Alcoa Inc., Avaya Inc., Belden Inc., Berk-Tek Consolidated, Coleman Worldwide Corporation, CommScope, Inc., Corning Incorporated, Judd Wire Inc. and West Penn Consolidated. Each of these companies has been our customer for at least 10 years. Specialty Compounds' top ten customers represented 45% of its net sales in 2003.

Electronics

        We supply our customers in the semiconductor and printed circuit board industries with chemicals used in the manufacture of semiconductors, printed circuit boards, and photomasks from our Electronic Chemicals business line, photo-imaging masks from our Photomasks business line, and silicon wafer refurbishment services from our Wafer Reclaim business line. Our Electronics segment generated net sales of $143.6 million, $147.3 million and $152.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The segment generated 31.9% of its net sales for the year ended December 31, 2003 from customers located in North America, 40.4% in Europe and 27.7% in Asia. No single customer represented more than 10% of net sales of our Electronics segment in 2003.

  Electronic Chemicals

        Our Electronic Chemicals business line, or Electronic Chemicals, is a producer of process chemicals, known as high purity chemicals, used in the manufacture of semiconductors, with market positions in Europe and Singapore, as well as chemicals used by printed circuit board manufacturers and photomask manufacturers, with market positions in the United States and Taiwan. In addition, we are in the process of expanding our manufacturing capabilities for high purity chemicals in China to be enable us to supply this expanding market. We expect this facility in China to be operational by mid-2004. We also offer related outsourcing services to manage the process chemical needs of semiconductor manufacturers. Electronic Chemicals' key products include acids, bases, solvents and mixtures used principally for cleaning and etching silicon wafers and printed circuit boards. Electronic Chemicals has developed long-term customer relationships based on innovation, high product quality and reliability of service. Electronic Chemicals covers a broad range of specialty chemicals in various targeted geographic and business segments.

        Electronic Chemicals bundles high-quality tailor-made formulations and patented products with technical service and strong systems capabilities. These characteristics also enable us to offer our customers a service we call total chemicals management, through which we are able to manage a customer's supply of electronic process chemicals, including chemicals supplied by third parties, and related logistics. Generally, product quality and service have been the key differentiating factors for a customer, while price, although always a major factor, has been less critical since electronic chemicals only represent a small fraction of overall costs to the end-use customer. However, in the past two years, the poor market conditions have caused customers to elevate the importance of price. We have responded to such pricing pressure by decreasing our costs through lower raw material prices, improved efficiency and decreased headcount.

  Principal Products

        Printed Circuit Board Chemicals.    We develop and manufacture chemicals for the printed circuit board industry, such as oxide treatments, electroplating additives, etching technology, electroless copper processes, Co-Bra Bond, the newer oxide replacement technology and a proprietary direct metallization process known as Shadow.

        High Purity Chemicals.    We develop and manufacture a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers, and liquid crystal displays. These products include chemicals used to remove controlled portions of silicon and metal, cleaning solutions, photoresist strippers, which control the application of certain light-sensitive chemicals, edge bead removers, which aid in the uniform application of other chemicals, and solvents. These products are manufactured, purified and packaged under stringent clean-room conditions.

        Photomask Chemicals.    We also develop and manufacture a broad range of chemicals used in the manufacture of photomasks. Like the high purity chemicals, these products are subject to strict purity specifications, although these specifications are generally not as stringent as those for our high purity chemicals.

        Electronic Chemicals Services.    We provide a range of analytical, logistical and development support services to the semiconductor industry. These include total chemicals management, primarily offered in Singapore, under which we manage our clients' entire electronic process chemicals operations including providing logistics services, development of application-specific chemicals, analysis and control of customers' chemical distribution systems and quality audit and control of all inbound chemicals, including third party products. A flexible and integrated total chemicals management package can be customized to meet exact customer needs and phased to match operational evolution.

  Competition

        Key competitors in printed circuit board chemicals are Atotech Deutschland GmbH, Cookson Group plc, MacDermid Incorporated, Rohm and Haas Electronic Materials (Shipley). Key competitors in high purity chemicals are Merck KGaA, Honeywell International, Inc., Air Products & Chemicals, Inc., Kanto, Mitsubishi Chemical Corporation and Mitsubishi Gas Chemical Company, Inc. The key competitor in photomask chemicals is Air Products & Chemicals, Inc. Competition in this market is based mainly on customer service, product quality and technological advancements.

  Customers

        We supply our electronic chemicals and related services to semiconductor and printed circuit board manufacturers. Electronic Chemicals' three largest customers in 2003 were Compeq, Motorola, Inc. and STMicroelectronics N.V. Each of these companies has been our customer for at least 10 years.

  Photomasks

        We manufacture photomasks both in Europe and North America under the Compugraphics brand name. Photomasks are a key enabling technology to the semiconductor and integrated circuit industries, and perform a function similar to that of a negative in conventional photography. Photomasks comprise optically perfect quartz plates carrying precision microscopic features that constitute the master image of the finished semiconductor or integrated circuit, and are used to optically transfer the images of design patterns onto a silicon wafer during their manufacture. We also offer replacement pellicles, which are protective covers placed over the top of the photomask. The two key markets for our Photomasks business line are photomasks and pellicle replacement.

        We believe that Photomasks has achieved its success through its technical abilities and product quality, as well as through customer service and its low cost base, both of which have been especially significant in the recent semiconductor industry downturn. We have achieved high standards of specification, quality, delivery and manufacturing efficiency through our use of statistical process control.

  Principal Products

        We manufacture photomasks, which are used as master images to transfer integrated circuit detail onto semiconductor wafers during the fabrication of integrated circuits and other types of electronic components, such as thin film magnetic recording heads and optoelectronic devices, which emit or detect light. As many as 40 photomasks may be necessary to fabricate one integrated circuit. In addition, we refurbish and replace pellicles for photomasks manufactured by us and other photomask manufacturers.

  Competition

        Photomasks competes primarily with DuPont Photomasks, Inc. and Photronics, Inc. and to a lesser extent Dai Nippon Printing and Toppan Printing. Competition occurs primarily on the basis of technical specification, product quality, delivery performance, price and customer service and support.

  Customers

        Photomasks' customer base includes major semiconductor manufacturers such as Analog Devices, Inc., Philips, Motorola, Inc. and STMicroelectronics N.V., each of which has been our customer for at least eight years.

  Wafer Reclaim

        Our Wafer Reclaim business line, or Wafer Reclaim, is a provider of semiconductor wafer refurbishment services with market positions in the United States and Europe. Silicon wafers that have been used to monitor or test semiconductor manufacturing processes are generally reclaimed and reused as test pieces. We estimate that three out of every ten wafers used in an established semiconductor manufacturing facility are test wafers. Our operations and our customers are located in Europe and the United States.

        We work with semiconductor manufacturers to refurbish used test wafers and return them to the manufacturer for reuse in test and process monitor applications. We also believe that we benefit from the fact that many of these semiconductor manufacturers are also customers of Electronic Chemicals and Photomasks and can gain an advantage from these established relationships.

        Demand for and pricing of refurbishment services is generally tied directly to prices for new, or virgin, wafers. During periods of constrained supply when virgin wafer prices increase, semiconductor manufacturers increasingly use cheaper reclaimed wafers for their test runs. In the past, during periods of diminished demand for semiconductors, excess capacity in virgin wafers has resulted in unfavorable economics for wafer refurbishment services. To a lesser extent, we compete based on technical service and quality.

        In January 2003, we announced a $7.0 million expansion and refurbishment project for our Greasque Wafer Reclaim facility located in the South of France. The project focused on increasing capacity and enhancing capabilities, particularly in the area of 8" (200mm) reclaimed silicon wafers. The project was completed in September 2003. We believe that as a result of this project we enhanced our ability to penetrate the European marketplace for 8" (200mm) wafers, as well as maintain our market share in the refurbishing of 6" (150mm) wafers. We have increased our 8" (200mm) capacity from 370,000 to 550,000 wafers per year to meet future market demand. In December 2003, we acquired a majority interest in a wafer reclaim business in Germany that is capable of reclaiming next-generation 12" (300mm) wafers.

  Principal Products

        Wafer Reclaim does not manufacture products, but rather is a service business that refurbishes used wafers for global semiconductor manufacturers and returns them for reuse in the testing process. We clean and inspect the wafers, restore surfaces, and remove film from the wafer surface in order to improve the performance of the wafer. We have the ability to reclaim 4" (100mm), 5" (125mm), 6" (150mm) wafers and higher margin 8" (200mm) wafers and 12" (300mm) wafers. Our service offering is well diversified and includes the capability to reclaim silicon wafers with copper layers as well as Gallium Arsenide substrates, which are used in high frequency and high temperature applications such as broadband telecommunication data and optical communication networks. We use electronic chemicals during the cleaning process and use a chemical-mechanical process to polish the wafer. On average, we are able to reclaim a single test wafer three to four times before the wafer is too thin to be used again.

  Competition

        Wafer Reclaim's primary competitors include Hamada Heavy Industries Limited, Kobe Precision Inc., Mimasu Semiconductor Industry Co. Ltd. and Rasa Industries Limited and Pure Wafer. We also compete to a degree with manufacturers of virgin test wafers. The primary bases of competition for this business line are quality of service and price.

  Customers

        Wafer Reclaim's customers include most of the major semiconductor producers including Analog Devices, Inc., Atmel Corporation, Cypress Semiconductor Corporation, Intel Corporation, International Business Machines Corporation, International Rectifier Corporation, Microchip Technology Incorporated, Motorola, Inc., National Semiconductor Corporation, Philips Semiconductors, STMicroelectronics NV and Tower Semiconductor Ltd. Each of these companies has been our customer for at least 10 years.

Raw Materials

        We purchase raw materials and chemical intermediates from a large number of third parties. We have a broad raw material base, with the cost of no single raw material representing more than 5% of our total cost of products sold in 2003. On a consolidated basis, the raw materials component of costs of products sold was approximately $329.3 million in 2003. The table below lists the most significant raw materials purchased in 2003 from outside sources and the principal products for which the materials were used.

Raw Material	Segment	Products
Iron oxide	Performance Additives	Pigments
Chromic acid	Performance Additives	Wood preservation chemicals
Quaternary amines	Performance Additives	Organoclays
PVC resin	Specialty Compounds	Compounds
Plasticizers	Specialty Compounds	Compounds

        Historically, we have received iron oxide from multiple sources of supply and have not experienced any significant supply shortages or price fluctuations. Iron oxide is primarily sourced from our plants in the United States, Italy and China, as well as from a third party in India and China. Chromic acid is a commodity chemical used in the formulation of CCA and we have not experienced any significant supply shortages or price fluctuations in the past. We source our chromic acid from Kazakhstan, China, Turkey and the United States through both fixed price and annually adjusted contracts which vary in term from one to three years. As a result of the conversion from CCA to ACQ, our principal raw materials for our timber business will shift from chromic acid to quaternary, which we exclusively source, and copper. In our Clay-based Additives business, quaternary amine is sourced exclusively under a five-year contract, which expires in late 2004 and is subject to quarterly adjustment for the price of tallow, the base component of quaternary amine. We are in initial stages of soliciting competitive bids for our supply of quanternary amine upon the expiration of this contract. PVC resin is a commodity product and its pricing is directly related to the price of ethylene and chlorine, as well as PVC industry operating rates and energy prices. Some of the plasticizers we use are generic and considered a commodity product, while others are specific and considered a specialty product. Our supply contracts for plasticizers do not specify a fixed price, and most of them contain market price and discount adjustments.

        Major requirements for our key raw materials and energy are typically satisfied pursuant to contractual agreements and medium- or long-term relationships with suppliers. We are not generally dependent on any one supplier for a major part of our raw materials requirements, but certain important raw materials are obtained from a few major suppliers. In general, where we have limited sources of raw materials, we have developed contingency plans to minimize the effect of any interruption or reduction in supply.

        Temporary shortages of raw materials may occasionally occur and cause temporary price increases. In recent years, these shortages have not resulted in unavailability of raw materials. However, the continuing availability and price of raw materials are affected by unscheduled plant interruptions occurring during periods of high demand, domestic and world market and political conditions, as well as the direct or indirect effect of governmental regulations. During periods of high demand, our raw materials are subject to significant price fluctuations, and, in the past, such fluctuations have had an adverse impact on the results of operations of our business. The impact of any future raw material shortages on our business as a whole or in specific geographic regions cannot be accurately predicted.

Intellectual Property

        Our business is dependent to a large extent on our intellectual property rights, including patents, trademarks and trade secrets. We believe that our intellectual property rights play an important role in maintaining our competitive position in a number of the markets we serve. We rely on technological know-how and formulation and application expertise in many of our manufacturing processes in order to develop and maintain our market positions. Where appropriate, we protect our new technology, applications and manufacturing processes by seeking patent protection. We have more than 164 patents and patent applications in key strategic markets worldwide. We also own numerous trade names and marks applicable to our business and products, which we believe are important to our business. In addition, we have entered into agreements, pursuant to which we license intellectual property from third parties for use in our business and we also license certain intellectual property to third parties.

Seasonality

        There is a seasonal effect on a portion of our sales due to the end-use of some of our products. In our pool and spa chemicals operations in our Water Treatment Chemicals business line, it is industry standard practice to offer significantly extended payment terms to customers prepared to purchase their spring and early summer requirements in the fourth quarter of the previous year. Following this pattern, the fourth quarter customarily includes large sales and shipments although the associated cash payments are not received until the second quarter of the following year. In addition, our Pigments and Timber Treatment Chemicals business lines show some seasonality related to the outdoor construction market. As such, the first quarter has historically been the quarter where we experience the lowest sales. Also, along with the accounts receivable build in the first quarter discussed above, during this quarter we typically build inventory for the pool and spa business, as well as our construction related businesses, in anticipation of increased sales during the spring and summer months. Thus, the first quarter is usually the quarter with the highest working capital requirements for us. Other than these seasonal trends in particular end-use markets, our overall results of operations tend to show few seasonal effects.

Sales and Marketing

        We sell our products and services globally. We generally sell our products and services using our direct sales forces, although we also sell through distributors in certain of our business lines, such as Clay-based Additives, Water Treatment Chemicals, Pigments and Electronic Chemicals. Each of our direct sales forces is responsible for marketing only one of our business lines, and is administered pursuant to policies established by the management of that business line. Within each business line, these direct sales forces are organized based on geographic regions or end-use applications. As of December 31, 2003, our in-house sales forces consisted of 262 personnel worldwide.

        Our direct sales forces interact with our customers to provide both purchasing advice and technical assistance. In general, our sales forces arrange and coordinate contact between our customers and our research and development personnel to provide quality control and new product solutions. Our close interaction with our customers and tailored solutions have allowed us to develop and maintain strong customer relationships as well as focus our sales efforts on those customers who we believe will provide us with higher profit margins in recognition of our superior products, service and technical support.

        Sales in each of our business lines are generally made on a purchase order basis. However, longer term arrangements have been established with certain key customers.

        Our marketing strategy is generally aimed at working directly with customers to gauge the success of our products, evaluate the need for improvements in product and process technology, and identify opportunities to develop new product solutions for our customers and their end-use markets. We use general advertising on a limited scale, mainly in connection with our Water Treatment Chemicals products.

Research and Development

        We are committed to further investing in our asset base and research effort. Our total research and development costs were approximately 1.1% of our total net sales in 2003. We believe that our research and development costs are a small percentage of our net sales due in part to the fact that we do not allocate expenses to this category unless they relate directly to research and development. We incur certain expenses related to modifications and improvements in current products. In addition, we believe we allocate our research and development resources selectively based on the need and requirements for each business line to develop innovative products. Research and development costs are charged to expense, as incurred. Such costs were $8.7 million, $8.1 million and $8.0 million in 2003, 2002 and 2001, respectively.

        The objective of our research and development effort is to develop innovative chemistries and technologies with applications relevant within targeted key markets. Research and development efforts are generally focused on both process development, which is the stage at which products move from development to manufacturing, and new product development. Each business line, however, also has selected long-term strategic projects with the aim to develop new competencies and technologies.

        Each of our business lines manages its own research and development effort and has separate research and development facilities dedicated to its specific area. However, technological advances and findings are shared between business lines to foster greater cross-fertilization of ideas and applications.

Regulation

        We are subject to extensive environmental, health and safety laws in the United States, the European Union and elsewhere at both the national and local level. Many of these laws impose requirements relating to clean-up of contamination, impose liability in the event of damage to natural resources or property, and provide for substantial fines and potential criminal sanctions for violations. Our products, including the raw materials we handle, are also subject to rigorous industrial hygiene regulations and investigation. The nature of our operations exposes us to risks of liability for breaches of these laws and regulations as a result of the production, storage, transportation and sale of materials that can cause contamination or personal injury when released into the environment.

        Environmental laws have a significant effect on the nature and scope of any clean-up of contamination at current and former operating facilities, the costs of transportation and storage of chemicals and finished products and the costs of the storage and disposal of wastes. In addition, "Superfund" statutes in the United States as well as statutes in other jurisdictions impose strict, joint and several liability for clean-up costs on the entities that generated waste and/or arranged for its disposal at contaminated third party sites, as well as the past and present owners and operators of contaminated sites. All responsible parties may be required to bear all clean-up costs regardless of fault, legality of the original disposal or ownership of the disposal site. Environmental contamination is known to exist at certain of our facilities, including our facilities located in Turin, Italy, St. Fromond, France, St. Cheron, France, and Hainhaussen, Germany, and in the United States, in Valdosta, Georgia, Beltsville, Maryland, and Harrisburg, North Carolina. We are currently operating groundwater remediation systems at our Hainhaussen and Valdosta facilities and a soil remediation project at our facility in St. Cheron, France, and we continue to monitor groundwater at the Beltsville facility, which was previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond facility due to a prior spill and at the Harrisburg facility due to a landfill closure. We believe that additional environmental studies, and possibly environmental remediations, will be required at the Turin and Harrisburg facilities. Although we cannot provide assurances in this regard, we do not believe that these issues will have a material adverse effect on our business or financial condition. Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of our properties could expose us to cleanup obligations and other damages in the future.

        Pursuant to the Environmental Deed entered into in connection with the KKR Acquisition, Degussa, as successor to Laporte, is required to indemnify us and our subsidiaries for certain environmental matters that relate to the business as conducted prior to the closing of the KKR Acquisition. The Environmental Deed provides that Degussa will indemnify us and our subsidiaries for claims for which notice is given within a period of two years for breaches of representations and warranties and five years for claims related to the contamination of our properties or our subsidiaries' properties (inclusive of contamination which leaks or escapes from our properties or our subsidiaries' properties). These indemnity obligations are subject to a minimum per matter loss of $175,000 and are further subject to a $5.0 million deductible for the indemnity to be available. In addition, the Environmental Deed provides that Degussa will indemnify us and our subsidiaries for claims relating to properties that were formerly owned, occupied or used as of November 20, 2000, as well as properties owned by third parties (inclusive of disposal of waste and certain other identified issues prior to November 20, 2000). The Environmental Deed provides that in this instance, Degussa will be responsible for reasonable costs and expenses incurred. There can be no assurance that Degussa will adhere to its obligations and we may have to resort to legal action to enforce our rights under the indemnities.

Employees

        As of December 31, 2003, we had 2,284 employees, with 58% located in the United States and the remaining 42% located outside the United States. Of our employees, approximately 640, or 28%, are subject to either collective bargaining agreements or other similar arrangements.

        We observe local customs, legislation and practice in labor relations and, where applicable, in negotiating collective bargaining agreements. Management believes that its relations with employees and their representatives are good. We have not suffered any material work stoppage or strike in our world-wide operations in the last five years.

Risk Factors

        You should carefully consider these risk factors in evaluating our business. In addition to the following risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also affect our business. If any of the following risks occur, our business, results of operation or financial condition could be adversely affected.

        Substantial Leverage—Our substantial leverage and significant debt service obligations could adversely affect our ability to fulfill our obligations, including under the exchange notes, and operate our business.

        We are highly leveraged and have significant debt service obligations. As of December 31, 2003, we had $833.0 million of indebtedness outstanding and total stockholders' equity of $353.6 million. This high level of indebtedness could have important negative consequences to us and you, including:

  •
  we may have difficulty satisfying our obligations with respect to our various debt instruments;

  •
  we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

  •
  we will need to use a substantial portion of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;

  •
  some of our debt, including our borrowings under our senior credit facilities, has variable rates of interest, including domestic and international rates, which exposes us to the risk of increased interest rates;

  •
  our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

  •
  our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general;

  •
  our substantial amount of debt and the amount we need to pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt;

  •
  we may not have sufficient funds available, and our debt level may also restrict us from raising the funds necessary, to repurchase or repay all of our debt instruments tendered to us upon the occurrence of a change of control, which would constitute an event of default under the terms of our debt instruments; and

  •
  our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

        Cyclicality—Downturns in general economic conditions could adversely affect our profitability.

        Our products are used in certain industries that are cyclical in nature, such as the data and communications and electronics industries. In addition, sales to the construction market are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Downturns in one or more of these industries could severely reduce demand for our products. For example, in recent years the semiconductor market has experienced a severe downturn, which has affected the results of operations of our Electronics segment, and the telecommunications market has experienced a similar downturn, which has affected the result of operations of our Specialty Compounds segment. In addition, downturns in general economic conditions, whether in a particular region or globally, could reduce demand for our products. For example, the slowing of economic growth on a global basis that began in 2001 has negatively impacted several of our business lines. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Economic and Market Conditions. We cannot assure you that an economic downturn in one or more of the markets or geographic regions in which we sell our products would not have a material adverse effect on our results of operations.

        Manufacturing Hazards—Hazards associated with chemical manufacturing could adversely affect our results of operations.

        Due to the nature of our business, we are exposed to the hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes in our manufacturing facilities or our distribution centers. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on our company as a whole. For example, over the past three years we experienced fires or accidents in our manufacturing facilities in Gonzales, Texas, Riddings, Derbyshire, U.K. and Gomet, Italy. Other hazards include:

  •
  piping and storage tank leaks and ruptures;

  •
  inclement weather and natural disasters;

  •
  mechanical failure; and

  •
  chemical spills and other discharges or releases of toxic or hazardous substances or gases.

        These hazards may cause personal injury and loss of life, damage to property, and contamination of the environment, which could lead to government fines and lawsuits by injured plaintiffs. For example, we are currently subject to a wrongful death claim regarding the fatal injury to one of our employees at our subsidiary's manufacturing facility in Gonzalez, Texas. See Item 3—Legal Proceedings. We are unable to predict the outcome of this case. In addition, in January 2002, it was discovered that a large quantity of CCA, a wood preservative containing arsenic, that was manufactured by one of our subsidiaries and shipped by a third party to the Ethiopian Electric and Power Company leaked from its containers at the port of Djibouti, Africa, allegedly causing ground soil contamination and personal injuries. News media reports attributed one death to the CCA spill, which has not been confirmed. The Djibouti government and the United Nations have cleaned up the spilled chemicals and may seek reimbursement from the responsible parties for such clean up. The cost of such clean up could be significant.

        Regulation of Our Raw Materials and Products—Our business could be adversely affected by regulation to which our raw materials and products are subject.

        Some of our products, including the raw materials we handle, are subject to government regulation. For example, arsenic pentoxide, copper, chromium, silica, zinc chromate and lead are all deemed hazardous materials in certain situations and are all used in certain of our subsidiaries' products. The use of these materials is regulated and some of these regulations require product registrations, which also are subject to renewal and potential revocation. These regulations affect the uses and applications of our products. For example, in February 2002, the EPA announced a voluntary decision by CCA manufacturers to amend their registrations for CCA to limit use of CCA treated lumber in most residential settings. In the culmination of that process, in March, 2003, the EPA amended the registrations for CCA prohibiting CCA treatment of wood, effective December 31, 2003, for use in most residential settings, including play structures, decks, picnic tables, landscaping timbers, residential fencing, patios and walkways and boardwalks. Similar initiatives have been commenced in Canada. See Item 1—Business—Performance Additives—Timber Treatment Chemicals. In addition, a lawsuit was filed in December 2002 by various plaintiffs against the EPA seeking a regulatory ban on all uses of CCA, and special interest groups petitioned the Consumer Product Safety Commission, or CPSC, in June 2001 to ban and recall all CCA treated wood in playground equipment and to refund consumers the cost of the CCA treated wood playground equipment that they purchased. Although the CPSC denied the petition in November 2003, several forms of legislation are being considered by various jurisdictions in the United States which would further limit the level of arsenic allowed in ground water and disposal sites. These regulations may affect our ability to market certain chemicals we produce containing arsenic pentoxide. The use of arsenic and its derivatives in timber treatment chemicals has largely been phased out in Japan starting in 1995, and some European countries have limited its use as well.

        In addition to those specifically referred to above, there is a risk that other key raw materials, chemicals or substances or one or more of our products may be found to have, or be recharacterized as having, a toxicological or health related impact on the environment or on our customers or employees. If such a discovery or recharacterization occurs, the relevant materials, chemicals or products, including products of our customers incorporating our materials or chemicals, may be recalled or banned or we may incur increased costs in order to comply with new regulatory requirements. Change in regulations may also affect the marketability of certain of our products.

        Currency Fluctuations—Because certain of our operating subsidiaries conduct their operations in foreign currencies, fluctuations in currency exchange rates may impact our balance sheet and results of operations and may affect the comparability of our results between financial periods.

        Our operations are conducted by subsidiaries in many countries. The results of their operations and financial position are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the dollar in recent years have fluctuated significantly and may continue to do so in the future. For example, the dollar-euro noon buying rate announced by the Federal Reserve Bank of New York decreased from US$1.00 = €1.065 on December 29, 2000 to US$1.00 = €0.9537 on December 31, 2002, and further decreased to US$1.00 = €0.7938 on December 31, 2003.

        In addition, because our financial statements are stated in U.S. dollars, the translation effect of such fluctuations has in the past significantly impacted, and may in the future, significantly impact our results of operations and financial position and may affect the comparability of our results between financial periods. Furthermore, because a portion of our senior credit facilities is denominated in euros, we are subject to fluctuation in the exchange rate between the U.S. dollar and the euro, which may have an adverse effect on our financial position and may also affect the comparability of our results between financial periods.

        We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. We cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Currency Fluctuations.

        Competition—Our industry is highly competitive. The end-use markets in which we compete are also highly competitive. This competition may adversely affect our results of operations.

        Each of the industries in which we compete is highly competitive. We face significant competition from major international producers as well as smaller regional competitors. Our most significant competitors include major chemicals and materials manufacturers and diversified companies, a number of which have revenues and capital resources exceeding ours. We cannot assure you that competition will not have a material adverse effect on our business or financial condition in the future.

        Within the end-use markets in which we compete, competition between products is intense. In addition, substitute products exist for many of our products. Therefore, we face substantial risk that certain events, such as new product development, production advances for competing products or price changes in raw materials, could result in declining demand for our products as our customers switch to substitute products. We cannot assure you that competition against our products will not have a material adverse effect on our business or financial condition in the future.

        Our customers are increasingly looking for strong, long-term relationships with a few key suppliers that help them reduce costs, improve product performance, or support new product development. To satisfy these growing customer requirements, our competitors have been consolidating within product lines through mergers and acquisitions. We may also need to invest and spend more on research and development and marketing costs to strengthen existing customer relationships, as well as attract new customers. We are highly leveraged and currently expect to use a substantial portion of cash flow from operations to reduce our debt. As a result, our debt level could limit our flexibility to react to these industry trends and our ability to remain competitive.

        Raw Materials—Fluctuations in supplies or costs of our raw materials or energy could have an adverse effect on our operating margins.

        Raw material costs generally account for a high percentage of our total costs of products sold. In 2003, 2002 and 2001, raw materials constituted approximately 56.6%, 57.0% and 57.0%, respectively, of our total cost of products sold. Currently, our most significant raw materials are iron oxide, used in Pigments, chromic acid used in CCA wood preservation chemicals and quat used in ACQ wood preservation chemicals, quaternary amines used in Clay-based Additives and polyvinyl chloride resin and plasticizers used in Specialty Compounds. Our use of chromic acid has been significantly reduced in 2003 as a result of the phase-out of CCA treated lumber in most residential settings. We generally purchase raw materials based on supply agreements linked to market prices and therefore our operating results are subject to short-term fluctuations in raw materials prices. These fluctuations limit our ability to accurately forecast future raw material costs and hence our profitability. Although, on a percentage basis, no single raw material represented more than 5% of our total cost of products sold in 2003, we may not be able to pass additional raw materials costs on to our customers, in which case our results of operations could be negatively impacted.

        A significant portion of our raw materials is supplied on a purchase order basis or pursuant to other short-term arrangements. Many of the raw materials we use are commodities, and the price of each can fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or significant facility operating problems. For example, polyvinyl chloride, or PVC, the largest single raw material for our Specialty Compounds segment, is a commodity product and its pricing is directly related to the price of ethylene and chlorine, as well as PVC industry operating rates. Our supply contracts for PVC do not specify a fixed price, and most contain market price and volume rebate adjustments. During the period from January 2000 through August 2000, there was a continued rise from prior periods in PVC prices, which caused our raw material costs in our Specialty Compounds segment to increase to a five-year high price. From August 2000 through early 2001, PVC prices decreased. However, since then PVC prices have increased. We are only able to pass a portion of that increase through to our customers. Although these prices leveled off in 2003, we cannot assure you that these prices, or the prices of any of our other raw materials, will not rise significantly in the future.

        If any supplier is unable to meet its obligations under our present supply agreements or we are unable to enter into new supply arrangements on competitive terms when our existing short-term supply arrangements expire, we may be forced to pay higher prices to obtain these necessary raw materials. Any interruption of supply or any price increase of raw materials could have an adverse effect on our business and results of operations.

        Energy constituted approximately 4.3%, 3.8% and 4.0% of our total cost of products sold in 2003, 2002 and 2001, respectively. Fluctuations in the price of energy limit our ability to accurately forecast future energy costs and hence our profitability. For example, in North America, the price of natural gas increased significantly in the first quarter of 2003 due to political conditions and extreme weather conditions. These prices generally leveled off after the first quarter of 2003 and have begun to increase in 2004. If energy prices fluctuate significantly, we may not be able to pass cost increases through to our customers, in which case our business, financial condition and results of operations could be adversely affected.

        Product Liability—Due to the nature of our business and products, we may be liable for damages based on product liability and certain indemnity claims.

        Because many of our products provide critical performance attributes to our customers' products, the sale of these products involves the risk of product liability claims. In addition, some of the chemicals or substances that are used in our businesses, such as arsenic trioxide, may represent potentially significant health and safety concerns. For example, class action suits have been filed in Louisiana, Florida and Arkansas naming one of our subsidiaries and a number of competitors to our Timber Treatment Chemicals business line, as well as treaters and retailers, as defendants. These suits allege among other things, product liability claims in connection with the use of timber products treated with chemicals containing arsenic pentoxide, which is a raw material in some of our wood preservatives. We may be subject to future claims with regard to these suits or others like it and we may not be able to avoid significant product liability exposure. See Item 3—Legal Proceedings. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments for which we are not otherwise indemnified could have a material adverse effect on our financial condition or results of operations. For policies renewed on or after November 2002, our insurers excluded CCA from our insurance coverage under our general liability policies. We cannot assure you that our Timber Treatment Chemicals business line will have sufficient cash flow from operations or assets to pay a judgment, if any, for which there is no insurance coverage. Any such judgment could have a material adverse effect on our financial condition or results of operations.

        Our Timber Treatment Chemicals business has entered into indemnity agreements with various customers who purchased CCA-based wood preservatives. Pursuant to those agreements, one of our subsidiaries agreed to defend and hold harmless those customers for certain causes of action, based on domestic mammalian, and in some cases, human toxicity, caused by our CCA-based wood preservative, subject to certain conditions. Our Timber Treatment Chemicals business, as well as several of our customers, are named as defendants in several class action suits relating to CCA-based wood preservatives. Our Timber Treatment Chemicals business may be required to pay indemnity claims in connection with CCA-based wood preservatives under such agreements to one or more of its customers. We cannot assure you that our Timber Treatment Chemicals business will not be required to pay one or more indemnity claims and that insurance or indemnity arrangements from Degussa will cover such claims or that our subsidiary will have sufficient free cash flow to pay such claims. One or more of these claims could adversely affect our financial condition or results of operations. See Item 1—Business—Environmental.

        International Operations—As a global business, we are exposed to local business risks in different countries which could have a material adverse effect on our financial condition or results of operations.

        We have significant operations in foreign countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in Canada, China, France, Germany, Italy, Singapore, Spain, Taiwan and the United Kingdom, in addition to those in the United States. Our international operations are subject to risks inherent in doing business in foreign countries, including:

  •
  new and different legal and regulatory requirements in local jurisdictions;

  •
  export duties or import quotas;

  •
  domestic and foreign customs and tariffs or other trade barriers;

  •
  potential difficulties in staffing and labor disputes;

  •
  managing and obtaining support and distribution for local operations;

  •
  increased costs of, and availability of, transportation or shipping;

  •
  credit risk and financial conditions of local customers and distributors;

  •
  potential difficulties in protecting intellectual property;

  •
  risk of nationalization of private enterprises by foreign governments;

  •
  potential imposition of restrictions on investments;

  •
  potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

  •
  capital controls;

  •
  foreign exchange restrictions and fluctuations; and

  •
  terrorism, local political, economic and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.

        We cannot assure you that we will succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business and therefore that the foregoing factors will not have a material adverse effect on our international operations or upon our financial condition and results of operations.

        International growth and expansion into emerging markets, such as China, may cause us difficulty due to greater regulatory barriers than in the United States, the necessity of adapting to new regulatory systems, problems related to entering new markets with different economic, social and political systems, and significant competition from the primary participants in such markets, some of which may have substantially greater resources than we do.

        Environmental, Health and Safety Regulation—Compliance with extensive environmental, health and safety laws could require material expenditures or changes in our operations.

        Our operations are subject to extensive environmental, health and safety laws and regulations at both a national and local level in numerous jurisdictions. In addition, our production facilities and a number of our distribution centers require operating permits that are subject to renewal and, in some circumstances, revocation. The nature of the chemical industry exposes us to risks of liability under these laws and regulations due to the production, storage, transportation and sale of chemicals and materials that can cause contamination or personal injury if released into the environment. Compliance with environmental laws generally increases the costs of transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes, and could have a material adverse effect on our operations. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws or permit requirements. In addition, the discovery of contamination arising from historical industrial operations at some of our properties has exposed us, and in the future may continue to expose us, to cleanup obligations and other damages.

        Retention of Key Personnel—If we lose certain key personnel or are unable to hire additional qualified personnel, our business could be adversely affected because we may not be able to execute our business strategy.

        Our success depends, in part, upon the continued services of our highly skilled personnel involved in management, research, production and distribution, and, in particular, upon the efforts and abilities of our executive management group. Although we believe that we are adequately staffed in key positions and that we will be successful in retaining key personnel, we cannot assure you that we will be able to retain such personnel on acceptable terms or at all. If we lose the service of any member of our executive management group, we may not be able to execute our business strategy, which in turn could have a material adverse effect on our business, financial condition and results of operations. We do not have key-person life insurance covering any of our employees. Our success also depends upon our ability to attract and retain highly qualified employees.

        Risks Associated with Recent and Future Acquisitions—We may not be able to successfully acquire and integrate companies that provide complementary products or technologies.

        We have in the past and may in the future supplement our internal growth by acquiring businesses that complement or augment our existing product lines, such as our acquisition of the assets of Southern Color Company, Inc. and its affiliates, or Southern Color, in March 2003 and American Silicon Products, Inc., or ASP, in February 2002. We may have to devote significant management resources and other resources toward the integration and assimilation of any acquisition. We may also face difficulties integrating the new operations, personnel, technologies, products and culture. Failure to successfully manage and integrate these acquisitions with our existing operations could lead to the potential loss of customers of the acquired business, as well as the potential loss of employees who may be vital to the new operations. Even if integration occurs successfully, failure of any acquisition to achieve levels of revenue growth, profitability or productivity comparable with those achieved by our existing operations, or otherwise not perform as expected, may adversely impact our revenue and increase our costs. We have incurred and will continue to incur certain liabilities and expenses in connection with any acquisitions.

        Product Innovation—If we are not able to continue our technological innovation and successful commercial introduction of new products, our profitability could be adversely affected.

        Our industries and the end-use markets into which we sell our products experience periodic technological change and product improvement. Manufacturers periodically introduce new generations of products or require new technological capacity to develop customized products. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in all key end-use markets and upon our ability to fund and successfully develop, manufacture and market products in such changing end-use markets. We will have to continue to identify, develop and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and our competitive position. We cannot assure you that we will be successful in developing new products and/or technology or that any of our new products will be accepted by our customers. If we fail to keep pace with the evolving technological innovations in our end-use markets, our business, financial condition and results of operations could be adversely affected.

        Dependence on Intellectual Property—If our intellectual property were copied by competitors, or if they were to develop similar intellectual property independently, our operating results could be negatively affected.

        Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights, which rights we own or have pursuant to licenses granted to us by third parties. We own numerous patents and have registered a number of trademarks and service marks, and have applied for additional patents, trademarks and service marks. In addition, it is our policy to enter into confidentiality and patent assignment agreements with most of our key employees and third parties to protect our proprietary expertise and other trade secrets. These agreements, however, may be breached, may not be enforceable, or we may not have adequate remedies for a breach by the other party.

        We may be unable to prevent third parties from using our intellectual property rights without our authorization or from independently developing intellectual property that is the same as or similar to ours, particularly in those countries where the laws do not protect our intellectual property rights as adequately as in the United States. The use of our intellectual property rights or intellectual property similar to ours by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. If we must sue to protect or enforce our intellectual property rights, any suits or proceedings could be burdensome and costly, and we may not prevail.

        We currently license certain intellectual property rights from third parties and we plan to continue to do so in the future. However, we may not be able to continue to license intellectual property rights on terms favorable to us, or at all. Our inability to retain these licenses and the expiration of certain of our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

        We cannot assure you that any patents or trademarks or other intellectual property will provide us with any competitive advantage or will not be challenged by third parties. With respect to our pending patent and trademark applications, we may not be successful in securing patents or registered trademarks and our failure to secure these patents or registered trademarks may limit our ability to protect the intellectual property rights that these applications were intended to cover. In addition, a failure to obtain trademark registrations may impede our marketing efforts. A failure to protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

        Risk of Intellectual Property Litigation—Our products or processes may infringe the intellectual property rights of others, which may cause us to pay unexpected litigation costs or damages or prevent us from selling our products.

        Although it is our intention to avoid infringing or otherwise violating the intellectual property rights of others, we cannot be certain that our processes and products do not or will not infringe or otherwise violate the intellectual property rights of others. We may be subject to legal proceedings and claims, including claims of alleged infringement by us or our licensees of the patents, trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management's attention from operating our businesses.

        If we were to discover that our processes or products infringe or otherwise violate the intellectual property rights of others, we may need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products and could have a material adverse effect on our business, financial condition and results of operations.

        Relations with Employees—Our relationship with our employees could deteriorate, which could adversely impact our operations.

        As of December 31, 2003, we employed 2,284 full-time employees. Approximately 640 of our employees are subject to collective bargaining arrangements or similar arrangements. With respect to these employees, there can be no assurance that we will be able to negotiate labor agreements on satisfactory terms or that actions by our employees will not disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business and financial condition and results of operations. In addition, if our other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business and financial condition and results of operations.

        Anticipated Capital Expenditures—Our required expenditures may exceed our estimates.

        Total capital expenditures for 2003 were $34.3 million, which consisted primarily of maintenance expenditures. Future capital expenditures may be significantly higher, depending on the investment requirements of each of our business lines. Future capital expenditures may also vary substantially if we are required to undertake certain actions to compete with new technologies in our industry. We cannot assure you that we will have the capital necessary to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete in some of our markets, which could have a material adverse effect on our business, financial condition and results of operations. Any significant increase in our capital requirements could adversely affect our financial condition.

Control—A conflict may arise between our interests and those of KKR.

        As a result of the KKR Acquisition and the July 2003 refinancing of our then existing debt (referred to as the "Refinancing"), affiliates of KKR beneficially own approximately 93.1% of our common stock (approximately 87% on a fully-diluted basis). As a result, affiliates of KKR control our policies and operations and have the power to approve any action requiring stockholder approval, including electing directors, adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. Certain decisions concerning our operations or financial structure may present conflicts of interest between owners of common stock and holders of our notes. We cannot assure you that the interests of these KKR affiliates will not conflict with your interests. See Item 12—Security Ownership of Certain Beneficial Owners and Management and Item 13—Certain Relationships and Related Transactions—Management and Principal Stockholders.

Item 2.    Properties.

        We are an international business serving customers worldwide. To service our customers efficiently, we maintain 40 manufacturing facilities in nine countries around the world with a strategy of global, regional and local manufacturing to optimize our service offering and minimize production cost to our customers.

        We are dedicated to maintaining updated and technologically advanced manufacturing facilities. To that end, for the periods ended December 31, 2003, 2002 and 2001, we made capital expenditures of $34.3 million, $36.0 million and $34.5 million, respectively, to expand, upgrade and maintain our manufacturing capabilities. During this period, we constructed new plants for our Timber Treatment Chemicals in Harrisburg, North Carolina, for Specialty Compounds in Melton Mowbray, United Kingdom and for Wafer Reclaim in Prescott, Arizona and upgraded Wafer Reclaim facilities and operations in Providence, Rhode Island and Greasque, France. We believe that our plants and facilities are maintained in good condition and are adequate for our present and currently expected future needs. We expect that we will be required to make capital expenditures of similar magnitude in the future.

        The table below presents summary information with respect to the manufacturing facilities we currently operate.

Segment	Country	Locations	Major Applications
Performance Additives
Pigments	Germany	Walluf, Hainhaussen	Construction and coatings
	U.S.A.	Los Angeles, CA; St. Louis, MO; Beltsville, MD; Ocala, FL; Cartersville, GA	Coatings, specialties and construction
	Italy	Turin	Coatings, specialties and construction
	Canada	Bromont, Quebec	Construction
	United Kingdom	Matlock Bath, Derbyshire	Construction
	China	Xinzhuang, Changsu (Jiangsu Province)	Construction
Timber Treatment Chemicals	U.S.A.	Freeport, TX; Valdosta, GA; Harrisburg, NC; Wilmington, NC	Wood preservation and treatment
	United Kingdom	Barrow-in-Furness, Cumbria	Wood preservation and treatment
Clay-based Additives	U.S.A.	Gonzales, TX	Paints; inks and oilfields; paper-making
	United Kingdom	Baulking, Oxfordshire; Widnes, Cheshire	Paper-making; metal castings; civil engineering applications; coatings; paper; coatings
Water Treatment Chemicals	U.S.A.	Alpharetta, GA	Water treatment

Specialty Compounds
	U.S.A.	Pineville, NC; Leominster, MA	Wire and cable sheathing products; packaging products; medical products in consumer goods products; footwear products; automotive products
	Canada	Stoney Creek, Ontario	Footwear products; consumer products
	United Kingdom	Melton Mowbray, Leicestershire	TPE/Consumer products; packaging products; medical products; automotive products
	Italy	Azeglio	Rubber compounds
Electronics
Electronic Chemicals	U.S.A.	Maple Plain, MN; Fremont, CA	Printed circuit boards; semiconductor manufacturing
	Taiwan	Chung-Li	Printed circuit boards
	United Kingdom	Riddings, Derbyshire	Semiconductor manufacturing
	France	Saint-Fromond; St. Cheron	Semiconductor manufacturing
	Singapore	Singapore	Semiconductor manufacturing
Photomasks	U.S.A.	Austin, TX; Los Gatos, CA	Repairs Masks and pellicle application
	United Kingdom	Glenrothes, Scotland	Masks and pellicle replacement
Wafer Reclaim	U.S.A.	Prescott, AZ; Providence, RI	Wafer reclaim
	France	Greasque	Wafer reclaim
	United Kingdom	Riddings, Derbyshire	Wafer reclaim
	Germany	Erlangen	Wafer reclaim

Item 3.    Legal Proceedings.

        We are involved in litigation from time to time in the ordinary course of our business. However, we do not believe that there is any such litigation, either individually or in the aggregate, that is likely to have a material adverse effect on our business or financial condition. In addition, we are party to the following legal proceedings:

  Gonzalez Litigation

        In March 2003, our subsidiaries, Southern Clay Products, Inc. and Rockwood Specialties, Inc. were named as defendants in a wrongful death suit filed in the District Court of Gonzales County, Texas by the family of an employee who was fatally injured in a February 2003 accident in our Clay-based Additives facility in Gonzales, Texas. The plaintiffs allege that negligence by Rockwood Specialties, Inc. and gross negligence by Southern Clay Products, Inc. caused his death. Legal counsel has been retained to defend Southern Clay Products, Inc. and Rockwood Specialties, Inc. and our insurance carriers have been put on notice. We are vigorously defending this lawsuit. Due to the preliminary status of this lawsuit, we are unable to predict the outcome and the extent, if any, of our possible loss exposure. The amount being sought under this claim has not yet been quantified.

  CCA Litigation

        Three putative class action lawsuits regarding the marketing and use of CCA treated wood have been filed in various state and federal courts naming as defendants several CCA manufacturers, including our Timber Treatment Chemicals subsidiary, certain of our CCA customers and various retailers of CCA treated wood. Two of these actions have been dismissed and the federal court recently denied class certification in the other. These lawsuits are:

  •
  Ardoin, et. al. v. Stine Lumber, et. al., which was filed in state court in Louisiana in October 2001 and subsequently removed to federal district court. This action names other defendants including, but not limited to, Lowes Home Centers, Inc., Home Depot U.S.A., Inc., Louisiana Pacific Corporation and Georgia Pacific Products, Inc. In February 2004, the federal district court heard oral arguments on class certification. In March 2004, the court ruled that the plaintiffs have not met the requirements for proceeding as a class action and denied class action certification;

  •
  Jacobs, et. al. v. Osmose, Inc., et. al., which was filed in federal district court in Florida in March 2002 and names other defendants including, but not limited to, Hickson Corporation, Arch Chemicals, Inc., Lowes Home Centers, Inc. and Home Depot U.S.A, Inc. In February 2003, the federal district court ruled that the plaintiffs have not met the requirements for proceeding as a class action and denied class action certification. Shortly thereafter, plaintiffs voluntarily dismissed the case without prejudice against all of the defendants except Home Depot U.S.A., Inc. In October 2003, the district court dismissed the case with prejudice; and

  •
  Davis, et. al. v. Osmose, Inc., et. al., which was filed in state court in Arkansas in August 2002 and subsequently removed to federal district court. This action names other defendants including, but not limited to, Hickson Corporation, Arch Chemicals, Inc. and Arch Wood Protections, Inc. In July 2003, this case was dismissed without prejudice at the plaintiffs' request.

        Generally, in these actions, the proposed class members purport to include persons who purchased, possess or own CCA treated wood products or properties upon which CCA treated wood products were stored or installed.

        These putative class action lawsuits variously allege conspiracy, breach of contract, breach of implied warranties, violation of consumer protection and/or unfair trade practices statutes, unjust enrichment, strict liability, nuisance, negligence and intentional tort; seek remedies, such as refunds of the price of product sold, the cost of removal and replacement of CCA treated wood and the cost of soil testing and purported remediation of allegedly contaminated soil; and do not specify an amount of monetary damages requested.

        In addition, there are four other CCA related lawsuits naming our Timber Treatment Chemicals subsidiary, other CCA manufacturers, certain of our CCA customers and in some instances retailers of CCA treated wood. These suits allege personal injuries arising from the use, handling of and exposure to CCA treated wood products. These lawsuits are:

  •
  Brinkley, et. al. v. Stine Lumber, et. al., which was filed in state court in Louisiana in December 2002 and names other defendants including, but not limited to, Lowes Home Centers, Inc., Louisiana Pacific Corporation, Weyerhauser Corporation and Georgia-Pacific Products, Inc. The parties are currently conducting discovery;

  •
  Beasley, et. al. v. Great Southern Wood Preserving, Inc., et. al., which was filed in state court in Alabama in August 2002 and names other defendants including, but not limited to, Georgia-Pacific Corporation, Home Depot, U.S.A., Inc. and Lowe's Home Centers, Inc. Our motion to dismiss is pending before the court;

  •
  Sargent v. Hickson Corporation, et. al., which was filed in state court in Kentucky in June 1998 and also names Hickson Corporation. In June 2003, the state court granted defendants' motions to dismiss all causes of action which was appealed by the plaintiffs. During the pendency of the appeal, the parties settled this case for a nominal amount; and

  •
  Touchstone v. Pea Ridge Cash and Carry Inc., et al., which named our Timber Treatment Chemicals business as a third party defendant in Florida state court in November 2003. Other defendants include retailers, such as Lowe's Home Centers, Inc. and Home Depot U.S.A., Inc., formulators, such as Osmose, Inc. and Arch Wood Protection, Inc., and several wood treaters. The parties are currently conducting discovery.

None of these lawsuits seek class certification.

        Our Timber Treatment Chemicals subsidiary denies the allegations of all the various CCA-related claims and has vigorously defended and will continue to vigorously defend against these lawsuits. As a result, legal defense and related costs associated with these cases were substantial in 2002 and 2003 and may increase in the future.

        These CCA-related lawsuits are subject to a number of uncertainties, including in the case of the remaining putative class action, whether and to what extent it will be certified as a class action. As a result, the outcome of the suits and their impact, if any, is difficult to predict or assess. As these proceedings have not progressed significantly to date, we are unable to predict the outcome or the extent, if any, of our possible loss exposure from these actions.

Item 4.    Submission of Matters to a Vote of Security Holders.

        During the fourth quarter of the year ended December 31, 2003 no matters were submitted to a vote of security holders.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information; Holders; and Dividends

        All of our common stock is owned by our parent company, Rockwood Specialties International, Inc. There is no established public trading market for our common stock. We did not declare dividends on our common stock during the past two fiscal years. Our ability to pay dividends on our common stock is restricted by our credit facility, the indenture governing our notes and certain other agreements governing our indebtedness. See Item 8—Financial Statements and Supplementary Data—Notes 6 to the Consolidated Financial Statements. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

        On July 23, 2003, we sold $375 million principal amount of 10 5/8% Senior Subordinated Notes due 2011 to Merrill Lynch Pierce Fenner & Smith Incorporated, JP Morgan Securities, Inc. and Goldman, Sachs & Co. in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended based on Rule 144A and Regulation S promulgated under the Securities Act. The proceeds from the sale of the notes were used to repay our existing debt as described under Item 7—Managements' Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. On October 14, 2003, we filed a registration statement on Form S-4 (File No. 333-109686) covering our offer to exchange the registered notes for the private notes, and such registration statement, as amended, was declared effective by the SEC on December 19, 2003. The exchange offer was completed on January 20, 2004. We did not receive any proceeds from the exchange offer. We did not have any other sales of unregistered securities within the past three years.

Item 6.    Selected Financial Data.

        The selected financial data as of and for the year ended December 31, 1999 and for the period from January 1, 2000 through November 20, 2000 have been derived from the audited combined financial statements of our predecessor not included in this Annual Report. The selected financial data for the period from November 21, 2000 through December 31, 2000 have been derived from our audited consolidated financial statements not included in this Annual Report. The selected financial data presented below as of and for the years ended December 31, 2001, 2002 and 2003 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected financial data presented below should be read in conjunction with our consolidated financial statements and the notes to those statements and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report.

					Period from November 21, 2000 through December 31, 2000	Period from January 1, 2000 through November 20, 2000
	Year Ended December 31,
							Year ended December 31 1999
	2003	2002	2001	2000(1)
Statement of operations data:
Net sales:
Performance Additives(2)	$477,310	$443,762	$418,397	$452,616	$42,508	$410,108	$453,091
Specialty Compounds	176,405	168,807	171,690	207,972	19,811	188,161	203,348
Electronics	143,607	147,347	152,544	174,175	20,175	154,000	144,528

Total net sales	797,322	759,916	742,631	834,763	82,494	752,269	800,967

Gross profit:
Performance Additives(2)	152,882	144,759	116,447	138,203	5,857	132,346	158,115
Specialty Compounds	30,681	31,898	30,917	33,877	2,596	31,281	41,334
Electronics	32,215	40,791	49,234	59,132	4,311	54,821	45,186

Corporate costs and eliminations	182	—	(494)	(550)	—	(550)	(445)

Total Gross Profit	215,960	217,448	196,104	230,662	12,764	217,898	244,190

Operating income (loss):
Performance Additives(2)	84,109	81,704	34,638	36,995	(3,726)	40,721	52,813
Specialty Compounds	16,065	19,176	11,733	1,245	(16)	1,261	12,007
Electronics(3)	(24,757)	(29,660)	10,677	22,191	(980)	23,171	19,413
Corporate costs and eliminations	(14,317)	(17,878)	(17,630)	(4,873)	(4,323)	(550)	(445)

Total Operating income (loss)	61,100	53,342	39,418	55,558	(9,045)	64,603	83,788

Net (loss) income(4)	$(71,994)	$(55,210)	$(42,089)	$(24,144)	$(31,820)	$7,676	$18,381

Cash flow data:
Net cash (used in) provided by operating activities	$45,735	$(2,991)	$113,517	$48,407	$(451)	$48,858	$87,747
Net cash (used in) provided by investing activities	(48,504)	(30,450)	(31,601)	(1,171,518)	(1,181,462)	9,944	(100,072)
Net cash provided by (used in) financing activities	(1,185)	(19,452)	(33,608)	1,103,003	1,207,230	(104,227)	66,027
Effect of exchange rate changes on cash	3,755	2,568	144	8,067	19,452	(11,385)	(6,572)

Net increase (decrease) in cash and cash equivalents	$(199)	$(50,325)	$48,452	$(12,041)	$44,769	$(56,810)	$47,130

Other data:
Depreciation and amortization	$52,385	$46,282	$74,709	$72,213	$10,623	$61,590	$66,761
Capital expenditures	34,327	36,018	34,501	51,430	6,462	44,968	49,699
Adjusted EBITDA:(5)
Performance Additives(6)	112,509	106,390	88,075	97,560	8,607	88,953
Specialty Compounds	23,860	26,042	23,781	25,622	2,607	23,015
Electronics	24,816	33,401	39,390	44,139	3,919	40,220
Corporate costs and eliminations(7)	(11,682)	(15,441)	(10,852)	(9,263)	(636)	(8,627)

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$42,697	$42,896	$93,221	$44,769	$201,158
Working capital	113,212	67,648	69,270	144,362	146,949
Property, plant and equipment, net	418,629	406,975	391,170	407,466	337,163
Total assets	1,433,008	1,407,029	1,410,804	1,513,356	948,584
Total debt	832,955	876,199	854,902	891,601	53,107
Shareholders' equity	353,643	278,207	298,188	356,661	26,473

(1)
This column represents the sum of the financial results of the Businesses for the year ended December 31, 2000 for the periods before and after the KKR Acquisition, and may not be representative of what our financial results would have been had the Businesses been a stand-alone entity for the entire year.

(2)
Net sales for our Performance Additives segment include $15.2 million in 1999 and $13.8 million in the full year 2000 on a combined basis from our UK and Irish water treatment business which we sold in December 2000.

(3)
Operating loss for 2002 included a $50.0 million goodwill impairment charge. Operating loss for 2003 includes impairment charges for goodwill as well as property, plant and equipment totaling $35.1 million.

(4)
Net loss for 2003 included $38.3 million of refinancing expenses, mostly representing the writeoff of the unamortized balance of deferred financing costs in connection with the KKR Acquisition in November 2000.

(5)
On a segment basis, we define Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain non-recurring gains and charges and certain items deemed by our senior management to have little or no bearing on the day-to-day operating performance of our business segments and reporting units. Our senior management uses Adjusted EBITDA as the primary measure to evaluate the ongoing performance of our business segments and reporting units. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Adjusted EBITDA for a detailed discussion of this measure as well as a reconciliation of such measure to net income (loss).

(6)
As noted in (2) above, net sales for our Performance Additives segment include the sales figures from our U.K. and Irish water treatment business, which we sold in December 2000, of $13.8 million in the full year 2000 on a combined basis. However, in accordance with our historical debt instruments, Adjusted EBITDA for our Performance Additives segment for this period does not include the results from this business because it was a divested business.

(7)
In addition to the items presented above, Adjusted EBITDA in 2000 reflected the reclassification and adding back to corporate costs and eliminations of management fees paid to Laporte and other corporate costs. Of the total of $8.6 million in the period from January 1, 2000 through November 20, 2000, $8.1 million was allocated among our three business segments ($5.3 million in our Performance Additives segment, $1.4 million in our Specialty Compounds segment and $1.4 million in our Electronics segment) and $0.5 million was incurred at Corporate. Since the closing of the KKR Acquisition on November 20, 2000, these costs have not been allocated to the segments, but instead have been included in a separate line item when the results are presented on a segment basis.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following should be read in conjunction with the section "Selected Financial Data" and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report as well as the section "Risk Factors".

General

        We are a global developer, manufacturer and marketer of high value-added specialty chemicals and performance materials in our specific markets. We serve customers across a wide variety of industries and geographic areas. We operate through three business segments: (i) Performance Additives; (ii) Specialty Compounds; and (iii) Electronics, which generated approximately 59.9%, 22.1% and 18.0%, respectively, of our 2003 net sales, and 75.3%, 16.0% and 16.5%, respectively, of our 2003 Adjusted EBITDA, with corporate costs and eliminations representing (7.8%) of our 2003 Adjusted EBITDA. Our senior management uses Adjusted EBITDA as the primary measure to evaluate our ongoing financial performance. See Components of Adjusted EBITDA below for a detailed discussion of this measure as well as a reconciliation of such measure to net income (loss).

Factors Which Affect our Results of Operations

  Economic and Market Conditions

        Economic and market conditions in our business segments and regions in which we operated varied from 2001 through 2003. The principal factors that impacted our results of operations in these periods included the following:

  Performance Additives

  •
  The slowing of economic growth on a global basis negatively impacted our Performance Additives business beginning in 2001. Although there was a slight improvement in 2002, global political instability and the continued economic slowdown contributed to a generally soft sales environment in most of 2003. Currently there are some indications of general economic improvement.

  •
  The continued growth in the North American construction market contributed to an increase in sales of our products into this end-use market. Timber Treatment Chemicals also benefited from the growth of the construction market and from high levels of activity in home improvement areas such as new and replacement decks. Both of these factors have resulted in an increase in demand for treated wood construction products.

  •
  The increasing market for environmentally advanced chemical products has had a positive impact on our Timber Treatment Chemicals business, which is a leading supplier of such products. This trend has helped our Timber Treatment Chemicals business increase its portion of sales of higher margin ACQ products, and we expect this trend to continue as ACQ products are transitioned into the North American residential market.

  •
  Demand in certain European end-use markets for Performance Additives over the last few years has slowed. This has affected sales of Pigments and Clay-based Additives in the construction market, particularly in Germany, and, in certain regions, sales of Clay-based Additives in the coatings and paint markets.

  •
  A continuing trend towards the increased use of colored concrete products in the North American construction market, particularly paving stones, has had a positive effect on our Pigments business lines.

  •
  Our net sales were negatively impacted as a result of our decision to exit a number of lower margin product lines in our Clay-based Additives business. However, we are now focusing more of our efforts towards increasing high margin specialty applications to offset this impact.

  Specialty Compounds

  •
  A sustained downturn has occurred in the telecommunications market and related sectors, causing a significant decrease in demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. This downturn caused a significant decline in sales during 2001 and the first half of 2002 though sales of these products have subsequently stabilized through 2003.

  •
  As a result of declining sales, we have significantly rationalized our cost structure in this segment through plant consolidation, headcount reductions and other cost cutting measures.

  •
  Most of the other end-use markets for which Specialty Compounds' products are used generally track growth of gross domestic product and as a result, our net sales have been negatively impacted. We are focusing more of our efforts towards increasing high margin specialty applications to offset this impact.

  Electronics

  •
  Demand for our Electronic Chemicals' products generally follows the activity levels of semiconductor and printed circuit board manufacturers, while the price of our products is insulated to some degree from the effect of changes in the price of semiconductors and printed circuit boards due to the fact that the cost of these products is generally a small component of the cost of the end product.

  •
  The global semiconductor and printed circuit board markets are cyclical in nature. These markets witnessed a sustained downturn beginning in 2001 and continuing through 2002 and most of 2003, which significantly impacted our business. This cycle impacts the three business lines within our Electronics segment, but the timing and severity of such impact has historically varied among the business lines. However, due to the unusually long duration of the recent downturn, demand in each of our Electronics business lines declined, most notably our Wafer Reclaim business line and, to a lesser extent, our Photomasks and Electronic Chemicals business lines. There are some indications of general improvement in these markets, and we are pursuing other opportunities to leverage our existing resources in these businesses.

  •
  Demand for, and thus price of, the services performed by Wafer Reclaim generally rises when the price of virgin wafers rises, and falls when the price of virgin wafers falls, although changes in the demand for Wafer Reclaim's services may lag or lead changes in the levels of production of virgin wafers. The specific supply and demand structure in the wafer reclaim business can also impact prices. Competitive activities from Japanese competitors beginning in the fourth quarter of 2002 have driven down prices significantly although prices began to stabilize during the fourth quarter of 2003.

  •
  Demand in Photomasks is affected by the number of new electronic products rather than production levels of existing products, and thus is not affected as much by the demand levels for semiconductors, but rather follows the rate of new products being developed. A continuing trend of consolidation in our competitive base has led to significant downward pricing pressure in this business.

  Currency Fluctuations

        We operate a geographically diverse business, with 66.9% of our net sales generated from customers located in North America, 27.3% in Europe and 5.8% from Asia in 2003. We estimate that we sold to customers in more than 60 countries during this period. We serve our diverse and extensive customer base with 40 manufacturing facilities in nine countries. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, euros and pounds sterling. Our results of operations and financial condition are therefore impacted by the fluctuation of the euro and the pound sterling against our reporting currency, the U.S. dollar. For example, the weighted average foreign currency exchange rate of one euro for one U.S. dollar was: $1.14 for 2003, $0.95 for the year ended December 31, 2002 and $0.89 for the year ended December 31, 2001. As a result of the change in the value of the U.S. dollar, fluctuations in our results between 2003, 2002, and 2001 were less in local currencies than when translated into U.S. dollars. No other currency is significant to our results of operations. Unless otherwise noted, all references below to currency exchange rate changes primarily relate to the strengthening of the euro and the pound against the dollar in the periods compared.

        Our financial results are subject to the impact of gains and losses on currency translations, which occur when balance sheet accounts of foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates over the course of that period. Gains and losses on currency translations are recorded in our financial statements as a component of "other comprehensive income (loss)" and do not impact our operating margins. The recent increase in the value of the euro has had a positive impact on our net sales, gross profit and operating income reported in our consolidated statements of operations for the years ended December 31, 2003 and 2002, as a result of our euro-denominated operations being translated into U.S. dollars, but has had a negative impact on the foreign exchange loss component of other expense as a result of our euro-denominated debt being translated into U.S. dollars.

        Our balance sheet is also subject to the effect of currency fluctuations on the translation of our euro-denominated debt. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a component of "other income and expenses."

        In addition, our financial results are subject to the impact of gains and losses on currency transactions, which occur when the currency structure of our costs and liabilities deviates from the currency structure of sales proceeds and assets. Gains and losses on currency transactions are included in operating income and impact our operating margins. Although we had not entered into third-party derivative contracts to reduce the effect of currency fluctuations through December 31, 2003, we have entered into certain contracts in 2004 in connection with currency transaction risk. Although our historic operating margins have not been significantly impacted by currency transaction risk our currency structure may change in the future and, as a result, currency fluctuations could have a material impact on our future operating income and operating margins.

  Raw Materials

        In 2003, raw materials constituted approximately 56.6% of our total cost of products sold. Currently, our most significant raw materials are iron oxide, used in Pigments, copper, amine and quat used in ACQ wood preservation chemicals, chromic acid used in CCA wood preservation chemicals, quaternary amines used in Clay-based Additives and polyvinyl chloride resin and plasticizers used in Specialty Compounds. Our use of chromic acid had been significantly reduced by the end of 2003 as a result of the phase-out of CCA treated lumber in most residential settings. The shift in the use of chromic acid to copper and quaternary is a result of the transition to ACQ. On a percentage basis, no single raw material represented more than 5% of our total cost of products sold in 2003.

        Most of our raw materials are readily available. We generally purchase raw materials based on supply agreements linked to market prices and therefore our operating results are subject to short-term fluctuations in raw materials prices. A major potential for price movement is in our Specialty Compounds segment where the primary raw material is polyvinyl chloride, or PVC resin. PVC resin is a commodity product, and its pricing is directly related to the price of ethylene and chlorine, as well as PVC industry operating rates. Our supply contracts for PVC resin do not specify a fixed price, and most contain market price and volume rebate adjustments. During early 2001, PVC resin prices decreased from a previous five-year high. However, since then, PVC resin prices have increased again though these prices started to level off in 2003. We are able to pass only a portion of that increase through to our customers.

        With the exception of PVC resin, our raw materials generally have not displayed significant price fluctuations. In addition, other than in connection with energy costs, we do not have any significant exposure to petroleum price fluctuations.

  Energy Costs

        In 2003, energy costs represented approximately 4.3% of our total cost of products sold on a consolidated basis. However, within the Pigments and Clay-based Additives business lines, energy costs are more significant. In North America, the price of natural gas increased significantly in the first quarter of 2003 due to global political conditions and extreme weather conditions. These prices leveled off thereafter. European natural gas prices have not shown the same degree of increase as in North America, as prices typically lag North American market prices based on contractual arrangements.

  Acquisitions and Dispositions

        Our Pigments business within our Performance Additives segment purchased the assets of Southern Color for approximately $12.0 million in March 2003. As a result, we have expanded our position as a leading supplier of pigments, packaged mortar products and masonry coloring services to the construction industry. In addition, we acquired blending and packaging services for major cement producers, as well as color and specialty products for the brick and ready-mix markets and decorative concrete surface treatments including stains, sealers and overlay products. We financed this acquisition using a combination of existing cash flows from operations and borrowings under our revolving credit facility. Results of operations for Southern Color were included in our results of operations effective as of the acquisition date.

        In December 2003, our Wafer Reclaim business within our Electronics segment purchased a majority interest in iSILTEC (Innovative Silicon Technologies), a German wafer reclaim company specializing in 12" (300 mm) wafers including copper reclaim technology. This acquisition complements our existing reclaim activities and enables us to offer a complete range of reclaim services to the semiconductor manufacturing market.

        In February 2002, our Wafer Reclaim business acquired substantially all of the assets and business of ASP, a wafer reclaim business based in Providence, Rhode Island, for approximately $7.3 million. We financed this acquisition using existing cash flows from operations. The assets provide additional capacity for our silicon wafer polishing, refurbishing and reclamation business.

        In October 2002, our Water Treatment Chemicals business in the Performance Additives segment sold the assets of its pool and spa accessories business for $0.8 million. No gain or loss was incurred in connection with this transaction.

  Refocusing and Restructuring Businesses

        Over the past three years, we have continued to extensively refocus many of our businesses in order to eliminate lower margin products and develop and sell innovative and higher margin products. We continue to focus on this process in order to improve our profitability.

  2001 Restructuring Programs

        Concurrent with the KKR Acquisition, we began a restructuring plan involving the closure and conversion of certain facilities acquired. We adopted this program in 2001 in final form. As part of this program, we closed three manufacturing plants, converted another and implemented a headcount reduction program in each of our business segments. Additionally, we reached a decision to close the operations of G.D. Holmes, an import/export division of our Clay-based Additives business in the Performance Additives segment, due to lack of profitability. We implemented this decision in late 2002. In the final purchase accounting allocation for these actions, we included $3.9 million of restructuring reserves for severance and special termination benefits, $3.5 million for closure costs, including future lease costs, environmental clean-up costs, inventory write-offs and other closure costs and $3.9 million for property, plant and equipment write-downs. As a result, 250 employees were terminated under this plan.

        Throughout 2001, we undertook certain severance restructuring actions within our worldwide salary and hourly workforce in an effort to reduce employee costs and headcount. Severance payments were based on local regulatory laws, severance provisions in affected individuals' employment contracts, union contract provisions and/or negotiated settlements. As a result, 70 additional individuals were terminated and $2.4 million of severance costs were recorded in 2001.

        In addition, on December 21, 2001, we announced another broad-based involuntary reduction in our salary and hourly worldwide workforce of approximately 10%. We established a severance plan providing severance pay and medical coverage benefits for those employees affected. The severance plan for those U.S. employees without a separate severance provision in an employment contract or union contract was based on two weeks base pay plus supplemental severance of one week for each full year of service, or two weeks for each year of service for employees whose service exceeded 10 years. All severance was capped at 26 weeks. Supplemental severance also included payment of three months of COBRA benefits. The severance plan for those non-U.S. employees without individual employment contracts was based on local regulatory laws. The severance plan for U.S. and non-U.S. employees with individual employment contracts was based on the provisions of each contract. As a result of this program, we terminated an additional 150 employees and recorded a restructuring charge of $6.6 million in 2001. We also recorded $0.2 million of non-cash write-downs in restructuring expense in connection with this program. A further net charge of $1.3 million was recorded in 2002 to reflect the difference between estimated and actual costs.

  Components of Adjusted EBITDA

        The process of refocusing and restructuring the Businesses as discussed above, and establishing the post-acquisition corporate entity, resulted in a number of charges during the periods presented in this management's discussion and analysis that have significantly affected our historical results. These charges, along with certain other items, are added to or subtracted from net income (loss) to derive Adjusted EBITDA.

        The more significant of these items include the following:

        Impairment Charges.    As part of our annual impairment testing in late 2002 and 2003, we determined that there were asset impairments in two businesses within our Electronics segment.

Accordingly, we recorded non-cash asset impairment charges of $50.0 million to goodwill in 2002 and $35.1 million ($19.3 million to goodwill and $15.8 million to property, plant and equipment) in 2003.

        Restructuring and Related Charges.    As discussed above, we have recorded certain restructuring charges in the periods presented. In 2001, we recorded $9.2 million of total restructuring expense in the line item "restructuring charge, net" within operating income that included $2.4 million of severance charges from our first program in 2001, $6.6 million of severance costs from the 10% headcount reduction program and $0.2 million of non-cash write-downs of assets. An additional $0.5 million of restructuring related write-downs were included in cost of products sold. A further net charge of $1.3 million was recorded in 2002 to reflect the difference between estimated and actual costs of the 2001 restructuring programs. Additional restructuring charges of $1.9 million were recorded in 2003 for miscellaneous restructuring activities.

        Systems/Organization Establishment Expenses.    These costs arose in connection with the KKR Acquisition and our resulting organization as a stand-alone company and primarily relate to the amortization of sign-on compensation arrangements for key executives. These are reflected in the "corporate costs and eliminations" column when our results are presented on a segment basis.

        Cancelled Financing Costs.    In 2001, we incurred costs related to a cancelled debt financing.

        Cancelled Acquisition and Disposal Costs.    Such costs were incurred in connection with non-consummated acquisitions and dispositions.

        Business Interruption Costs and Insurance Recovery.    We incurred fire related costs in our Electronics segment in 2001, including business interruption and insurance costs, and recorded gains in 2002 and 2003 for fire insurance settlements.

        Inventory Write-Up Reversal.    Under Accounting Principles Board Opinion 16, all inventories acquired in an acquisition must be revalued to "fair value." In connection with the KKR Acquisition, we allocated approximately $17.9 million of the total purchase price to inventory to reflect Laporte's manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit, as the inventory was sold in the normal course of business, including $9.0 million in 2001, $8.5 million of which was derived from our Performance Additives segment.

        Write-off of deferred debt issuance costs.    In July 2003, we wrote off $36.9 million of deferred debt issuance costs relating to our previous long-term debt that was repaid as part of the Refinancing. In December 2003, we incurred $1.4 million of expenses in connection with a further modification of our credit agreement resulting in a 75 basis point interest rate reduction on $290 million of our senior debt.

        Foreign exchange (loss)/gain.    We have recorded foreign exchange (losses) and gains related to our long-term debt. These amounts reflect the non-cash translation impact on our euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar during the applicable periods.

        Loss on receivables sold.    During 2001 and 2002, we entered into three receivables sales agreements for which losses were recorded in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." No such transactions were outstanding at December 31, 2002 or during 2003.

        On a segment basis, we define Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain non-recurring gains and charges and certain items deemed by our senior management to have little or no bearing on the day-to-day operating performance of our business segments and reporting units. Our senior management uses Adjusted EBITDA as the primary measure to evaluate the ongoing performance of our business segments and reporting units. We also use Adjusted EBITDA on a consolidated basis to assess our operating performance. In addition, management uses Adjusted EBITDA on a consolidated basis as the most significant criterion in the calculation of performance-based cash bonuses. We believe this financial measure on a consolidated basis is helpful in highlighting trends in our overall business because Adjusted EBITDA excludes those items that have little or no bearing on our day-to-day operating performance.

        We view Adjusted EBITDA on both a segment basis and consolidated basis as an operating performance measure and therefore use net (loss) income as the most comparable GAAP measure.

        The following table sets forth the applicable components of Adjusted EBITDA and also serves as a reconciliation to net loss on a GAAP basis:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Net loss	$(71,994)	$(55,210)	$(42,089)
Income tax (benefit) provision	(9,498)	(5,507)	628
Interest expense, net	85,824	88,166	89,321
Depreciation and amortization	52,385	46,282	74,709
Asset impairment	35,051	50,000	—
Restructuring and related charges	1,850	1,251	9,696 (a)
Systems/organization establishment expenses	1,616	1,550	2,563
Cancelled financing costs	—	—	2,493
Acquisition and disposal costs	1,890	158	1,246
Business interruption costs and insurance recovery	(4,532)	(2,191)	1,251
Inventory write-up reversal	143	—	9,018
Write-off of deferred debt issuance costs	38,293	—	—
Foreign exchange loss (gain)	18,475	24,638	(9,619)
Loss on receivables sold	—	1,255	1,177

Total Adjusted EBITDA	$149,503	$150,392	$140,394

  (a)
  Includes $540 reflected in cost of products sold.

        On a consolidated basis, Adjusted EBITDA is also a key component used in the calculation of financial ratios used in certain long-term debt financial covenants, including the ratio of Adjusted EBITDA to cash interest expense, net and the ratio of net debt (debt, net of cash) to Adjusted EBITDA.

        Particularly given our leverage, Adjusted EBITDA and ratios tied to it are critical to evaluating our liquidity position. Adjusted EBITDA, which is referred to under the indenture governing the notes as "EBITDA," is defined therein as consolidated net income (which, as defined in the indenture, excludes gains and losses on disposed operations and goodwill impairment charges) plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) expenses related to any equity offerings, permitted investments, acquisitions, dispositions, recapitalizations or debt permitted to be incurred thereunder, including expenses related to this offering, the credit facilities and the KKR Acquisition, (v) any restructuring charges, including any one-time costs incurred in connection with acquisitions, (vi) other non-cash charges, (vii) minority interest, (viii) systems/organization establishment expenses and, prior to the end of 2001, unusual patent litigation expenses, less (ix) non-cash items that increase consolidated net income. We include this measure because certain of our long-term debt financial covenants are tied to ratios based on this measure and the analogous covenants in our old long-term debt agreements, which was refinanced by the new debt, were tied to ratios based on this measure. For example, our ability to incur additional indebtedness and make restricted payments under the indenture governing the notes is tied to an Adjusted EBITDA to cash interest expense ratio of 2 to 1, except that we may incur certain debt and make certain payments without regard to the ratio, such as up to $565.0 million of bank borrowings and specified amounts of permitted investments and dividends.

        The key financial ratios in our senior credit agreement are net debt to Adjusted EBITDA, currently required to be less than 5.95 to 1, and Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to-market value of our interest rate and cross-currency interest rate derivatives), currently required to be at least 1.65 to 1. Adjusted EBITDA in our senior credit agreement is calculated in a manner consistent with the definition of such measure in the indenture governing the notes.

        As such, we believe Adjusted EBITDA is the most relevant financial measure for readers to evaluate our compliance with our financial covenants. Given this additional use of Adjusted EBITDA as a liquidity measure, below is a reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA:

	Year Ended December 31,
	2003	2002	2001
Net cash provided by (used in) operating activities	$45,735	$(2,991)	$113,517
Changes in assets and liabilities net of the effect of foreign currency translation and acquisitions	19,881	23,402	(40,879)
Current portion of income tax (benefit) provision	7,670	8,502	15,471
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses on derivatives	75,513	70,401	75,961
Restructuring and related charges	1,850	1,251	9,696
Systems/organization establishment expenses	1,616	1,550	2,563
Cancelled financing costs	—	—	2,493
Acquisition and disposal costs	1,890	158	1,246
Business interruption costs and insurance recovery	(4,532)	(2,191)	1,251
Inventory write-up reversal	143	—	9,018
Bad debt provision	(1,663)	(945)	(1,120)
Net receivables sale activity	—	50,000	(50,000)
Refinancing fees	1,400	—	—
Loss on receivables sold	—	1,255	1,177

Total Adjusted EBITDA	$149,503	$150,392	$140,394

        Adjusted EBITDA is not an alternative to net (loss) income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. Readers should not rely on Adjusted EBITDA as a substitute for any GAAP financial measure. In addition, our calculations of Adjusted EBITDA may or may not be consistent with that of other companies. We strongly urge you to review the reconciliations of Adjusted EBITDA contained in this section, including the related explanations, the limitations of these exclusions described below and the other financial information contained herein. We also strongly urge you not to rely on any single financial measure to evaluate our business.

        Management compensates for the limitations of using non-GAAP financial measures by using them only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business. When viewed with our GAAP results and the reconciliation of Adjusted

EBITDA discussed above and contained in the notes to our financial statements, we believe Adjusted EBITDA provides a more complete understanding of factors and trends affecting our business than GAAP results alone.

        There are material limitations associated with excluding the reconciling items listed in the previous tables from our earnings to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to the use of the most directly comparable GAAP financial measure. For example, the cash portion of: income tax (benefit) provision, interest expense—net, and restructuring as well as non-recurring charges related to areas such as securities issuance, acquisition activities, and systems/ organization establishment, generally represent (gains) charges which may significantly affect funds available to use in our operating, financing, and investment activities. Non-operating foreign exchange gains (losses), although not immediately affecting cash, may affect the amount of funds needed to service our debt if those currency impacts remain in place as we meet our future principal repayment obligations. Depreciation, amortization, non cash (gains) charges, inventory write-up reversal, and impairment charges, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of the plant, equipment, inventory, and intangible assets which permit us to manufacture and/or market our products. These items may be indicative of future needs for capital expenditures, for development or acquisition of intangible assets or relevant trends causing asset value changes. An investor or potential investor may find any one or all of these items important in evaluating our performance, results of operations, financial position and liquidity.

Off-Balance Sheet Arrangements

        None.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        See Note 1 to our consolidated financial statements contained elsewhere in this Annual Report for a summary of our significant accounting policies. We believe the following to be the most critical accounting policies and estimates affecting preparation of our consolidated financial statements.

        Revenue Recognition.    We recognize revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on our experience.

        Impairment Accounting.    The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, long-lived tangible, and certain intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. The measurement of possible impairment for assets other than goodwill is based upon the ability to recover the carrying value of the asset through the expected future undiscounted cash flows from the use of the asset and its eventual disposition. An impairment loss, equal to the difference between the asset's fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount.

        Legal Matters.    We are involved in various legal proceedings, including product liability and environmental matters, of a nature considered normal to our business. It is our policy to accrue for amounts related to these matters in accordance with SFAS No. 5, "Accounting for Contingencies," if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is our policy to disclose such matters when there is at least a reasonable possibility that a loss may have been incurred.

        Environmental Matters.    We accrue costs of a non-capital nature related to environmental clean-up when those costs are believed to be probable and can be reasonably estimated. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized, and expenditures related to existing conditions resulting from past or present operations and from which no current or future benefit is discernible are immediately expensed. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation and the length of time involved in remediation or settlement. We do not include anticipated recoveries from insurance carriers or other third parties in our accruals for environmental liabilities.

        We have evaluated our total environmental exposure based on currently available data and believe that such environmental matters will not have a material adverse impact on our financial position or results of operations. If matters previously identified by management are resolved in a manner different from original estimates, there is the potential for a material adverse effect on operating results or cash flows in any one accounting period.

        Restructuring.    We record restructuring charges from time to time that represent expenses incurred in connection with consolidations and cessations of certain of our operations as well as headcount reduction programs. These charges consist primarily of write-offs of surplus assets and severance costs. These charges are based on various factors including the employee's length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, we calculate our best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

        Deferred Taxes.    We have in the past recorded valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, if we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our recorded net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

Results of Operations

        Net sales consist of sales of our products in our three segments, net of sales discounts, product returns and allowances. Sales are primarily made on a purchase order basis. Revenues are recognized when the earnings process is complete which is generally when products are shipped and title and risk of loss has been transferred to the customer.

        Cost of products sold consists of raw material costs, manufacturing variable and fixed costs, including headcount-related costs, manufacturing overhead, including depreciation, energy costs and periodic maintenance costs.

        Selling, general and administrative expenses include research and development costs, sales and marketing, divisional management expenses and corporate services including cash management, legal, benefit plan administration and other administrative and professional services.

        The following tables present the major components of our operations including changes therein on a historical basis and as a percentage of net sales.

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Statement of operations data:
Net sales:
Performance Additives	$477,310	$443,762	$418,397
Specialty Compounds	176,405	168,807	171,690
Electronics	143,607	147,347	152,544

Total	797,322	759,916	742,631
Gross profit:
Performance Additives	152,882	144,759	116,447
	32.0%	32.6%	27.8%
Specialty Compounds	30,681	31,898	30,917
	17.4%	18.9%	18.0%
Electronics	32,215	40,791	49,234
	22.4%	27.7%	32.3%
Corporate costs and eliminations	182	—	(494)

Total	215,960	217,448	196,104
	27.1%	28.6%	26.4%
Selling, general and administrative expenses	117,959	112,855	147,530
	14.8%	14.9%	19.9%
Impairment charges	35,051	50,000	—
Restructuring charges	1,850	1,251	9,156
Operating (loss) income:
Performance Additives	84,109	81,704	34,638
	17.6%	18.4%	8.3%
Specialty Compounds	16,065	19,176	11,733
	9.1%	11.4%	6.8%
Electronics	(24,757)	(29,660)	10,677
	(17.2)%	(20.1)%	7.0%
Corporate costs and eliminations	(14,317)	(17,878)	(17,630)

Total	61,100	53,342	39,418
	7.7%	7.0%	5.3%
Other income (expenses):
Interest expense, net	(85,824)	(88,166)	(89,321)
Foreign exchange (loss) gain	(18,475)	(24,638)	9,619
Write-off of deferred debt issuance costs	(38,293)	—	—
Loss on receivables sold	—	(1,255)	(1,177)

Loss before taxes	(81,492)	(60,717)	(41,461)
Income tax (benefit) provision	(9,498)	(5,507)	628

Net loss	$(71,994)	$(55,210)	$(42,089)

Adjusted EBITDA:
Performance Additives	$112,509	$106,390	$88,075
Specialty Compounds	23,860	26,042	23,781
Electronics	24,816	33,401	39,390
Corporate costs and eliminations	(11,682)	(15,441)	(10,852)

Total	$149,503	$150,392	$140,394

	Change 2003-2002					Change 2002-2001
	Total	% Change	FX Effect	Acquisition & Divestitures, net	Other	Total	% Change	FX Effect	Acquisitions & Divestitures, net	Other
Statement of operations data:
Net sales:
Performance Additives	$33,548	7.6%	$16,228	$9,690	$7,630	$25,365	6.1%	$4,665	$(1,518)	$22,218
Specialty Compounds	7,598	4.5%	5,845	0	1,753	(2,883)	-1.7%	1,751	0	(4,634)
Electronics	(3,740)	-2.5%	6,564	0	(10,304)	(5,197)	-3.4%	1,954	0	(7,151)

Total	37,406	4.9%	28,637	9,690	(921)	17,285	2.3%	8,370	(1,518)	10,433
Gross Profit:
Performance Additives	8,123	5.6%	3,972	3,729	422	28,312	24.3%	1,408	459	26,445
Specialty Compounds	(1,217)	-3.8%	341	0	(1,558)	985	3.2%	324	0	661
Electronics	(8,576)	-21.0%	1,014	0	(9,590)	(8,443)	-17.1%	225	0	(8,668)
Corporate costs and eliminations	182	n/a	0	0	182	490	n/a	0	0	490

Total	(1,488)	-0.7%	5,327	3,729	(10,544)	21,344	10.9%	1,957	459	18,928
Selling, general and administrative expenses:	5,104	4.5%	4,409	1,738	(1,043)	(34,675)	-23.5%	1,421	(216)	(35,880)
Impairment charges	(14,949)					50,000
Restructuring charges	599					(7,905)
Operating income (loss):
Performance Additives	2,405	2.9%	1,151	1,991	(737)	47,066	135.9%	343	675	46,048
Specialty Compounds	(3,111)	-16.2%	(283)	0	(2,828)	7,443	63.4%	149	0	7,294
Electronics	4,903	-16.5%	158	0	4,745	(40,337)	-377.8%	92	0	(40,429)
Corporate costs and eliminations	3,561	-19.9%	(108)	0	3,669	(248)	1.4%	(48)	0	(200)

Total	7,758	14.5%	918	1,991	4,849	13,924	35.3%	536	675	12,713
Other income (expenses):
Interest expense, net	2,342	-2.7%	(1,974)	(11)	4,327	1,155	-1.3%	(1,433)	0	2,588
Foreign exchange (loss) gain, net	6,163					(34,257)
Refinancing expenses	(38,293)					0
Loss on receivables sold	1,255					(78)

(Loss) income before taxes	(20,775)					(19,256)
Income tax (benefit) provision	(3,991)					(6,135)
Net (loss) income:
Performance Additives	2,856					20,805
Specialty Compounds	(5,318)					12,071
Electronics	10,159					(36,435)
Corporate costs and eliminations	(24,481)					(9,562)

Total	(16,784)					(13,121)

Adjusted EBITDA:
Performance Additives	6,119	5.8%	3,354	2,230	535	18,315	20.8%	898	613	16,804
Specialty Compounds	(2,182)	-8.4%	874	0	(3,056)	2,261	9.5%	249	0	2,012
Electronics	(8,585)	-25.7%	1,153	0	(9,738)	(5,989)	-15.2%	477	0	(6,466)
Corporate costs and eliminations	3,759	-24.3%	(108)	0	3,867	(4,589)	42.3%	(48)	0	(4,541)

Total	$(889)	-0.6%	$5,273	$2,230	$(8,392)	$9,998	7.1%	$1,576	$613	$7,809

  Year ended December 31, 2003 compared to year ended December 31, 2002

Net sales

        Net sales for the year ended December 31, 2003 increased as compared to the year ended December 31, 2002, principally due to currency exchange rate changes. Included in this increase were 2003 sales aggregating $18.0 million from acquisitions, primarily Southern Color, within our Pigments business in the Performance Additives segment. Included in 2002 net sales were sales aggregating $8.3 million from our pool and spa accessories business line within our Water Treatment Chemicals business in the Performance Additives segment which was divested in October 2002, and G.D. Holmes, a division of our Clay-based Additives business in the Performance Additives segment which was shut down in late 2002. The remaining decrease in net sales of $0.9 million represented an increase in our Performance Additives segment of $7.6 million, an increase in our Specialty Compounds segment of $1.8 million, and a decrease in our Electronics segment of $10.3 million.

        Performance Additives.    Net sales for our Performance Additives segment increased due primarily to currency exchange rate changes and acquisitions (primarily Southern Color) offset by 2002 net sales from our divested pool and spa accessories business line and G.D. Holmes division. The remaining increase in net sales of $7.6 million was primarily due to a greater mix of ACQ products versus CCA products within the Timber Treatment Chemicals business line, offset in part by the generally difficult global economic and political conditions and the unusually severe weather, particularly impacting our Pigments volume in 2003 as well as Timber Treatment Chemicals and Water Treatment Chemicals businesses, during certain portions of 2003.

        Specialty Compounds.    Net sales for our Specialty Compounds segment increased primarily due to currency exchange rate changes with the remaining increase in net sales of $1.8 million primarily due to more favorable pricing of certain products in our wire and cable compounds business.

        Electronics.    Net sales for our Electronics segment decreased primarily due to the continued slowdown in the semiconductor and printed circuit board industries and the resulting pricing pressure and volume declines experienced particularly in our Wafer Reclaim business. Pricing pressure was also experienced in our Photomasks business. These declines were offset in part by currency exchange rate changes. Conditions in certain of our Electronics businesses improved near the end of 2003 due to improvement in general market conditions in the industries served.

Gross profit

        Gross profit was 27.1% of 2003 net sales, as compared to 28.6% of 2002 net sales. Gross profit decreased $1.5 million in 2003 despite an increase of $5.3 million due to currency exchange rate changes. Also, included in 2003 gross profit was $4.9 million in the aggregate from acquisitions, primarily Southern Color, while included in 2002 gross profit was gross profit aggregating $1.2 million from the divested businesses discussed above. The remaining decrease in gross profit of $10.5 million included an increase in our Performance Additives segment of $0.4 million, a decrease in our Specialty Compounds segment of $1.5 million, and a decrease in our Electronics segment of $9.6 million.

        Performance Additives.    Gross profit was 32.0% of 2003 net sales, as compared to 32.6% of 2002 net sales. Gross profit increased due to currency exchange rate changes and the gross profit related to 2003 acquisitions offset by our divested businesses mentioned above. The remaining increase in gross profit of $0.4 million was primarily due to the greater mix of ACQ products in our Timber Treatment Chemicals business largely offset by generally higher energy costs experienced in 2003, the impact of lower Pigments volume and higher depreciation expense which also were the main contributors to the lower gross profit as a percentage of sales.

        Specialty Compounds.    Gross profit decreased to 17.4% of net sales in 2003 as compared to 18.9% of net sales in 2002. The decrease of $1.2 million and the lower percentage of sales primarily resulted from higher PVC raw material costs offset by improvement due to product sales mix as discussed above and favorable currency impact.

        Electronics.    Gross profit decreased $8.6 million, including a $1.0 million favorable currency impact, to 22.4% of 2003 net sales as compared to 27.7% of net sales in 2002. Apart from the currency impact, this decrease was due primarily to the gross margin impact of the net sales decrease discussed above and higher depreciation expense.

Selling, general and administrative expenses

        Selling, general and administrative expenses, or SG&A, increased primarily due to currency exchange rate changes but was essentially flat as a percentage of net sales. Included in 2003 SG&A was $2.3 million primarily related to Southern Color and 2002 SG&A included $0.6 million from our divested pool and spa accessories business line and G.D. Holmes division. Also included in SG&A in 2003 and 2002 was $0.9 million and $0.5 million, respectively, of net reductions in SG&A expense due to certain non-cash and non-recurring charges/credits. The non-cash and non-recurring charges related to: the amortization of sign-on compensation arrangements for key executives in both periods, non-consummated acquisition efforts in 2003 and insurance recoveries on proceeds of $4.5 million and $2.2 million in 2003 and 2002, respectively, from fire damage to one of our plants in 2001. The remaining decrease in SG&A resulted from lower bonus expense and discretionary spending offset in part by higher general insurance costs, higher marketing costs related to; the ACQ conversion in our Timber Treatment Chemicals business and higher rent expense at our Water Treatment Chemicals business due to a sale leaseback transaction consummated at the end of the second quarter of 2002.

Impairment Charges

        As part of our annual goodwill impairment testing in late 2003 and 2002, we determined there were goodwill impairments of $19.3 million and $50.0 million, respectively, in certain business lines within our Electronics segment. These impairments resulted from a significant decrease in earnings and operating cash flows during the year of the applicable charge and estimated prospective earnings and operating cash flows based on projections prepared late in the same year. The decline in profitability and cash flows was due to global economic conditions common to significant competitors, including significant pricing pressure in part based on current industry overcapacity and eroding competitive position. We also reviewed these business lines for impairment of property, plant and equipment. As a result we recorded an impairment charge of $15.8 million in 2003 to our property, plant and equipment.

Restructuring Charges

        We recorded $1.9 million of restructuring charges for miscellaneous restructuring actions covering all of our reporting segments in 2003. In 2002, we recorded $1.3 million of restructuring expense for adjustments to restructuring reserves from the end of 2001, primarily pension related.

Operating income

        Operating income increased primarily due to a $14.9 million reduction in asset impairment charges as well as currency exchange rate changes. Included in 2003 operating income was $2.6 million of operating income, primarily related to Southern Color, offset by 2002 operating income aggregating $0.6 million from our divested pool and spa accessories business line and G.D. Holmes division. Also included in 2003 and 2002 operating income was $0.9 million and $0.5 million, respectively, of net SG&A reductions due to certain non-cash and non-recurring charges/credits discussed above. Also included in 2003 operating income was $0.6 million of additional restructuring charges over 2002. The remaining operating income decrease of $9.9 million was comprised of decreases of $1.0 million in our Performance Additives segment, $2.4 million in our Specialty Compounds segment, $10.4 million in our Electronics segment, offset in part by a $3.9 million decrease in corporate costs.

        Performance Additives.    Operating income for our Performance Additives segment increased primarily due to currency exchange rate changes, the operating income from the 2003 acquisitions net of operating income from 2002 divestitures and $0.5 million of lower restructuring charges. The remaining decrease of $1.0 million was due to higher general insurance costs, higher marketing costs related to the ACQ conversion in our Timber Treatment Chemicals business, higher depreciation expense and higher rent expense at our Water Treatment Chemicals business due to the sale leaseback transaction, offset in part by higher gross profit discussed above and lower bonus expense.

        Specialty Compounds.    Operating income for our Specialty Compounds segment, after currency and restructuring discussed above, decreased $2.4 million primarily due to lower gross profit discussed above and higher general insurance costs.

        Electronics.    Operating loss for our Electronics segment declined $10.1 million during 2003, after the effect of foreign currency exchange rate changes and the non-recurring charges discussed above, primarily due to the gross profit decrease discussed above along with higher general insurance costs.

        Corporate operating expense.    Corporate operating expense decreased due to lower bonus expense and discretionary spending.

Adjusted EBITDA

        Performance Additives.    Adjusted EBITDA for our Performance Additives segment increased primarily due to currency exchange rate changes. Included in 2003 Adjusted EBITDA was $3.1 million primarily from Southern Color as well as the other small acquisitions. Included in 2002 Adjusted EBITDA was $0.9 million from our pool and spa accessories business line and G.D. Holmes division.

        Specialty Compounds.    Adjusted EBITDA for our Specialty Compounds segment decreased primarily due to the lower gross profit discussed above and higher general insurance costs, offset in part by currency exchange rate changes.

        Electronics.    Adjusted EBITDA for our Electronics segment decreased primarily due to the gross profit decrease discussed above along with higher general insurance costs, offset in part by currency exchange rate changes.

        Corporate.    Adjusted EBITDA loss at Corporate decreased primarily due to reductions in bonuses and discretionary spending including certain professional fees.

Other income (expenses)

        Interest expense, net.    For the years ended December 31, 2003 and 2002, interest expense, net, included $6.0 million and $11.6 million, respectively, representing the movement in the mark to market valuation of our interest rate and cross currency hedging instruments as well as $4.3 million and $6.2 million, respectively, of amortization expense related to deferred financing costs. This amortization decreased in 2003 due to the effect of the Refinancing, which substantially reduced our deferred financing cost balance. Currency exchange rate changes increased interest expense, net by $2.0 million. The remaining increase of $3.1 million was primarily due to the scheduled increase in the interest rate on our senior subordinated loan prior to the Refinancing in July 2003.

        Loss on receivables sold.    During 2002, we entered into certain receivables sales agreements for which losses of $1.3 million were recorded in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." We did not enter into any such transactions in 2003.

        Foreign exchange loss.    In both 2002 and 2003 foreign exchange losses reflected the non-cash currency translation impact on our euro-denominated debt of the strengthening of the euro against the U.S. dollar.

        Provision for income taxes.    An income tax benefit of $9.5 million on a loss before taxes of $81.5 million in 2003 resulted in an effective income tax rate of 11.7%. This compared to an income tax benefit of $5.5 million on a loss before taxes of $60.7 million in 2002 resulted in an effective income tax rate of 9.1%. The difference between the effective income tax rate and the statutory rate primarily related to the non-deductibility of the impairment charges in both years. The effective tax rate was also impacted in both years by foreign tax rate differentials, the inclusion of state taxes, and our expected inability to utilize certain tax loss carryforwards, particularly our tax loss carryforwards in 2003 in the United Kingdom.

Net loss

        A net loss of $72.0 million was incurred in the year ended December 31, 2003 as compared to a net loss of $55.2 million incurred in the year ended December 31, 2002 due to the reasons discussed above.

  Year ended December 31, 2002 compared to year ended December 31, 2001

Net sales

        Net sales increased in 2002 from 2001, in part due to currency exchange rate changes. The remaining increase in net sales of $8.9 million, or 1.2%, was comprised of an increase in our Performance Additives segment of $20.7 million, or 4.9%, a decrease in our Specialty Compounds segment of $4.6 million, or 2.7%, and a decrease in our Electronics segment of $7.2 million, or 4.7%.

        Performance Additives.    Net sales for our Performance Additives segment increased in 2002 as compared to 2001. In addition to currency exchange rate changes, segment sales grew due to:

  •
  strong sales in the Timber Treatment Chemicals business due to the initial domestic conversion from CCA products to ACQ products;

  •
  solid sales in our Pigments business, capitalizing on the strong U.S. construction market; and

  •
  good performance in our Water Treatment Chemicals business due to increased sales of branded products and a large private label contract as well as the unusually warm weather experienced in the summer of 2002; partially offset by

  •
  the loss of a large customer in our Laponite business and the decline of the carbonless paper market within the Clay-based Additives business.

        Specialty Compounds.    Net sales for our Specialty Compounds segment decreased in 2001 despite favorable currency exchange rate changes. The remaining decrease in net sales of $4.6 million, or 2.7%, was primarily due to the impact of the downturn in the telecommunications industry and its effect on our wire and cable compounds sales.

        Electronics.    Net sales for our Electronics segment decreased in 2002 as compared to 2001 despite favorable currency exchange rate changes. The remaining decrease in net sales of $7.2 million, or 4.7%, was primarily due to the continued downturn in the semiconductor industry and the resulting downward pricing pressure, particularly in our Wafer Reclaim and Photomasks businesses as well as the slowdown in the printed circuit board industry and its effect on domestic printed circuit board chemicals.

Gross profit

        Gross profit increased $21.3 million to $217.4 million for 2002, or 28.6% of net sales, from $196.1 million for 2001, or 26.4% of net sales. Currency exchange rate changes favorably impacted gross profit by $1.9 million. The remaining increase in gross profit of $19.4 million consisted of a Performance Additives segment increase of $26.9 million, a Specialty Compounds segment increase of $0.7 million, an Electronics segment decrease of $8.6 million and eliminations of $0.4 million.

        Performance Additives.    Gross profit increased $28.3 million to $144.8 million for 2002, or 32.6% of net sales, from $116.5 million for 2001, or 27.8% of net sales. Our 2001 results included a $8.4 million charge to cost of products sold resulting from the fair value write-up to reflect Laporte's manufacturing profit in inventory in connection with the KKR Acquisition. The remaining increase was primarily due to the gross margin impact of the sales changes discussed above and the cost reduction impact from the hourly headcount reduction and plant consolidation restructuring actions from the end of 2001, along with:

  •
  lower iron oxide raw material costs in 2002 in the Pigments business;

  •
  favorable currency exchange rate changes, offset in part by;

  •
  higher depreciation expenses in 2002.

        Specialty Compounds.    Gross profit increased $1.0 million to $31.9 million for 2002, or 18.9% of net sales, from $30.9 million for 2001, or 18.0% of net sales. Gross profit in 2001 included a $0.3 million charge to cost of products sold resulting from the fair value write-up to reflect Laporte's manufacturing profit in inventory in connection with the KKR Acquisition. The remaining increase resulted from the cost reduction impact from the hourly headcount reduction actions, lower PVC resin raw material prices and currency exchange rate changes offset in part by the gross margin impact of the sales charges discussed above and by higher 2002 depreciation expenses.

        Electronics.    Gross profit decreased $8.4 million to $40.8 million for 2002, or 27.7% of net sales, from $49.2 million in 2001, or 32.3% of net sales. The decrease was primarily due to the gross margin impact of the sales changes discussed above as well as higher depreciation expenses in 2002.

        Selling, general and administrative expenses.    SG&A decreased $34.6 million to $112.9 million for 2002 from $147.5 million for 2001. Included in SG&A in 2001 was $34.0 million of goodwill amortization expense. Excluding such amortization expense (due to our adoption of SFAS 142 in 2001 there was no comparable expense in 2002), SG&A was 14.9% of net sales for 2002 compared to 15.3% of net sales for 31, 2001. SG&A was also impacted by:

  •
  $3.7 million in 2001 professional fees related to a cancelled financing and a non-consummated acquisition;

  •
  fire related insurance costs of $1.3 million ($0.4 million in Specialty Compounds and $0.9 million in Electronics) in 2001;

  •
  a $2.3 million gain from fire insurance proceeds in 2002 in Electronics.

        The remaining increase in SG&A of $6.3 million was due to higher general insurance costs, higher corporate employment costs as our corporate office was fully staffed in 2002 as compared to partially staffed in 2001 and higher rent expense in the Water Treatment Chemicals business due to the sale-leaseback transaction in 2002. These increases were partially offset by the impact from the salary headcount reduction program enacted at the end of 2001.

        Goodwill impairment.    As part of our annual impairment testing in late 2002, we determined that there was a goodwill impairment of $50.0 million in a business line of our Electronics segment. This impairment resulted from a significant decline in earnings and operating cash flows during 2002 and estimated prospective earnings and operating cash flows based on projections performed in late 2002. The decline in profitability and cash flows was due to global economic conditions common to significant competitors, as well as the erosion of this business line's relative competitive position due to continued industry concentration and pricing pressure.

        Restructuring charge, net.    Throughout 2001, we undertook certain severance restructuring actions within our worldwide salary and hourly workforce in an effort to reduce employee costs and headcounts. As a result, 70 individuals were terminated in 2001 and $2.4 million of severance costs were recorded. On December 21, 2001, we announced a broad-based involuntary reduction in our salary and hourly worldwide workforce of approximately 10%. We established a severance plan providing severance pay and medical coverage benefits for those employees affected. We recorded a restructuring charge of $6.6 million for the year ended December 31, 2001 related to this program, including severance costs for 150 employees. The $9.2 million of restructuring expense shown in our consolidated statement of operations for 2001 (excluding the $0.5 million reflected in cost of products sold) included the $2.4 million of severance charges and the $6.6 million of severance costs from the 10% headcount reduction program discussed above along with $0.2 million of write-downs. Of this charge, $6.7 million was recorded in the Performance Additives segment, $0.2 million in the Specialty Compounds segment, $0.6 million in our Electronics segment and $1.7 million at Corporate. A further net charge of $1.3 million was recorded in 2002 to reflect the difference between estimated and actual costs, primarily $1.4 million related to the true-up of incremental pension obligations related to this restructuring program in our Performance Additives segment.

Operating income

        Operating income increased $13.9 million to $53.3 million for 2002, or 7.0% of net sales, from $39.4 million for 2001, or 5.3% of net sales. Currency exchange rate changes favorably impacted operating income by $0.5 million. The remaining increase in operating income of $13.4 million consisted of operating income in our Performance Additives segment increasing $46.7 million, operating income in our Specialty Compounds segment increasing $7.3 million, operating income in our Electronics segment decreasing $40.4 million and operating expense at Corporate increasing $0.2 million.

        Performance Additives.    Operating income for our Performance Additives segment increased $47.1 million to $81.7 million for 2002, or 18.4% of net sales, from $34.6 million in 2001, or 8.3% of net sales. Included in operating income for 2001 was goodwill amortization expense of $15.6 million. Operating income for 2001 also included a $8.4 million charge to cost of products sold resulting from the fair value write-up to reflect Laporte's manufacturing profit in inventory in connection with the KKR Acquisition. The remaining increase in operating income was due to the gross margin impact of the net sales increase discussed above, the cost reduction impact from the salary and hourly headcount reduction and plant consolidation restructuring actions from the end of 2001, and lower iron oxide raw material costs in the Pigments business line, offset in part by higher insurance costs and depreciation expenses in 2002.

        Specialty Compounds.    Operating income for our Specialty Compounds segment increased $7.4 million to $19.2 million for 2002, or 11.4% of net sales, from $11.7 million for 2001, or 6.8% of net sales. Included in operating income for 2001 was goodwill amortization expense of $5.0 million. The remaining increase was due to the cost reduction impact from the salary and hourly headcount reduction and plant consolidation restructuring actions from the end of 2001 along with lower PVC resin raw material prices, offset in part by the impact of the slowdown in the telecommunications industry on our wire and cable compound sales.

        Electronics.    We had an operating loss of $29.7 million in our Electronics segment for 2002, or (20.1)% of net sales, compared to operating income of $10.7 million for 2001, or 7.0% of net sales. Included in operating income for 2001 was goodwill amortization expense of $13.5 million. The remaining decrease of $53.8 million was due to the $50.0 million goodwill impairment discussed above, the gross margin impact of the 2002 net sales decrease, and higher 2002 depreciation expenses offset slightly by the cost reduction impact from the salary and hourly headcount reduction and plant consolidation restructuring actions from the end of 2001.

        Corporate operating expense.    The operating expense at Corporate increased slightly in 2002 over 2001. This represented higher corporate employment costs as our corporate headquarters were fully staffed in 2002 as compared to partially staffed in 2001 offset by professional fees totaling $3.7 million in 2001 related to a cancelled financing and non-consummated acquisition;

Segment Adjusted EBITDA

        Performance Additives.    Adjusted EBITDA for our Performance Additives segment increased $18.3 million to $106.4 million for 2002 from $88.1 million for 2001. This increase was primarily due to the gross margin impact of the net sales increase discussed above, the fair value inventory write-up discussed above, the cost reduction impact from the salary and hourly headcount reduction and plant consolidation restructuring actions from the end of 2001, lower iron oxide raw material costs in the Pigments business line and currency exchange rate changes, partially offset by higher insurance costs.

        Specialty Compounds.    Adjusted EBITDA for our Specialty Compounds segment increased $2.2 million to $26.0 million for 2002 from $23.8 million for 2001. The increase was primarily due to the cost reduction impact from the salary and hourly headcount reduction and plant consolidation restructuring actions from the end of 2001 along with lower PVC resin raw material prices, offset in part by the impact of the slowdown in the telecommunications industry on our wire and cable sales.

        Electronics.    We had Adjusted EBITDA of $33.4 million in our Electronics segment for 2002 compared to $39.4 million for 2001. The decrease of $6.0 million was primarily due to the gross margin impact of the net sales decrease offset slightly by currency exchange rate changes, the cost reduction impact from the salary and hourly headcount reduction and plant consolidation restructuring actions from the end of 2001.

        Corporate Adjusted EBITDA.    Adjusted EBITDA loss at Corporate increased $4.5 million to $15.4 million for the year ended December 31, 2002 compared to $10.9 million for the year ended December 31, 2001 due to higher corporate employment costs as our corporate headquarters were fully staffed in 2002 versus partially staffed in 2001.

Other income (expenses)

        Interest expense, net.    Interest expense, net, decreased $1.1 million to $88.2 million for 2002 compared to $89.3 million for 2001. For 2002 and 2001, interest expense, net, included an amount of $11.6 million and $7.9 million, respectively, representing the movement in the mark to market valuation of our interest rate hedging instruments as well as $6.2 million and $5.4 million, respectively, of amortization expense related to deferred financing costs. Currency exchange rate changes increased interest expense, net by $1.4 million in 2002. The remaining decrease of $7.0 million was primarily due to lower interest rates and lower revolver borrowings.

        Loss on receivables sold.    During 2002 and 2001, we entered into certain receivables sales agreements for which losses of $1.3 million and $1.2 million, respectively, were recorded related to these transactions in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

        Foreign exchange (loss) gain.    We had a foreign exchange loss of $24.6 million for 2002 as compared to a foreign exchange gain of $9.6 million for 2001. These amounts reflected the non-cash currency translation impact on our euro-denominated debt of the strengthening of the euro against the U.S. dollar during 2002 as compared to the weakening of the euro against the U.S. dollar during 2001.

        Provision for income taxes.    An income tax benefit of $5.5 million on a loss before taxes of $60.7 million in 2002 resulted in an effective income tax rate of 9.1%. This compares to an income tax provision of $0.6 million on a loss before taxes of $41.5 million in 2001, resulting in an effective income tax rate of (1.4)%. The difference between the effective income tax rate and the statutory rate primarily related to the non-deductibility of the goodwill write-off in 2002 and the goodwill amortization in 2001. The effective tax rate was also impacted in both years by foreign tax rate differentials and the inclusion of state taxes.

Net loss

        A net loss of $55.2 million was incurred in 2002 versus a net loss of $42.1 million incurred in 2001 due to the reasons discussed above.

Liquidity and Capital Resources

        Net cash provided by operating activities was $45.7 million in 2003, net cash used in operating activities was $3.0 million in 2002 and net cash provided by operating activities was $113.5 million in 2001. The change in cash flows from operating activities for 2003 as compared to 2002 was primarily due to a net $50.0 million use of cash related to receivables sale transactions during 2002. Also, there was a smaller increase in working capital accounts in 2003 compared to 2002. The change between 2002 and 2001 of $116.5 million primarily related to a $100.0 million change in net receivables sales activity requiring a $50.0 million use of cash in 2002 while yielding $50.0 million in net cash proceeds in 2001. Most of the remaining difference related to payments in 2002 of expenses that had been accrued at the end of 2001, net of operating working capital changes.

        Net cash used for investing activities was $48.5 million in 2003, $30.5 million in 2002, and $31.6 million in 2001. The increase for 2003 as compared to 2002 was primarily due to the sale-leaseback of one of our subsidiary's facilities in 2002 along with increases in cash used for acquisitions in 2003, partially offset by insurance proceeds from fire damage received in 2003. The change from 2001 to 2002 primarily represented a 2002 acquisition, offset by the sale-leaseback.

        Net cash used for financing activities was $1.2 million in 2003, $19.5 million in 2002 and $33.6 million in 2001. 2003 was not directly comparable to 2002 due to the effect of the Refinancing. Net cash used in financing activities during 2002 represented scheduled principal repayments on our long-term debt. Net cash used in financing activities during 2001 represented repayment of borrowings under the revolving credit facility and a fee relating to the rollover of certain debt.

        In connection with the KKR Acquisition, we incurred substantial amounts of debt, including amounts outstanding under our old senior credit facilities and our old senior subordinated loan facility. Interest payments on this indebtedness and the current debt resulting from the Refinancing have significantly increased our liquidity requirements. As part of the Refinancing, we repaid the borrowings under our existing senior subordinated loan facility and repaid all amounts outstanding under our old senior credit facilities with the borrowings under the new senior credit facilities, the private offering of the outstanding notes and new equity contributions of $95.0 million from our parent companies. Subject to restrictions in our new senior credit facilities and the indenture governing the notes, the pay-in-kind obligations of Rockwood Specialties Consolidated, Inc. and the new senior discount notes of Rockwood Specialties International, Inc., we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes.

        As part of the Refinancing, our immediate parent company, Rockwood Specialties International, Inc. issued 12% senior discount notes due 2011 resulting in gross proceeds of $70.0 million ($111.6 million aggregate principal amount at maturity) and contributed the proceeds to us. The senior discount notes do not require Rockwood Specialties International to pay cash interest on these notes until 2007, at which point interest will accrue on the notes at a rate of 12% per annum. Rockwood Specialties International, Inc. will rely on income generated by our operations (as available after providing for cash flows used in investing and financing activities), paid to it as dividends, to make these interest payments. The indenture relating to our notes allows such dividends to be made in accordance with the terms of the senior discount notes of our parent company, Rockwood Specialties International, Inc. commencing in 2007. In addition, our ultimate parent company, Rockwood Holdings, Inc., issued shares of Series A Participating Preferred Stock and warrants to purchase shares of common stock to an affiliate of KKR resulting in proceeds of $25.0 million which was contributed to us through our parent companies.

        As a result of the Refinancing, the new senior credit facilities consisted of new tranche A term loans and new tranche B term loans. Subsequent to the Refinancing, in December 2003, we refinanced all of the U.S. dollar borrowings under our term loan B facilities with the proceeds of a term loan C facility in order to reduce our interest expense. In the aggregate, these facilities totaled $458.0 million, as of December 31, 2003 along with a revolving credit facility of $100.0 million. The tranche A term loans and the revolving credit facility mature in July 2009 and each of the tranche B term loans and tranche C term loans mature in July 2010. As of December 31, 2003, we had aggregate borrowings under the term loan portion of our senior credit facilities of $458.0 million, no outstanding borrowings under our revolving credit facility, and $12.5 million of letters of credit, which reduced our availability under our revolving credit facility.

        Our capital expenditures have averaged $34.9 million per year for the three years ended December 31, 2003. Total capital expenditures in 2003 were $34.3 million, which consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Pigments and Timber Treatment Chemicals business lines. We anticipate comparable or slightly higher capital expenditures in 2004 after adjusting for the effect of foreign exchange rate changes. From 2001 through 2003, we made significant investments in new facilities to expand capacity across our business lines including expenditures made in connection with the expansion of our ACQ production capabilities in our Timber Treatment Chemicals business line and expansion and refurbishment of two Wafer Reclaim facilities and production equipment—the newly acquired ASP facility in Providence, Rhode Island and the Greasque, France facility.

Contractual Obligations

        The following table details the Company's contractual obligations as of December 31, 2003:

	Total	2004	2005 & 2006	2007 & 2008	Thereafter
	(in millions)
Debt, including current portion(1)	$833.0	$9.0	$34.8	$57.0	$732.2
Operating leases	57.5	9.4	13.5	7.2	27.4
Purchase obligations(2)	10.7	6.4	3.7	0.6	—

Total(3)(4)	$901.2	$24.8	$52.0	$64.8	$759.6

(1)
Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments or bond premiums or discounts.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)
Minimum pension funding requirements are not included as such amounts have not been determined. We estimate that we will contribute approximately $2.1 million to pension and post-retirement plans in 2004. During 2003, we made pension and post-retirement contributions of approximately $1.3 million.

(4)
Obligations relating to eventual settlement of derivative contracts are not included as the timing and amounts are not fixed. These contracts are marked to market with the related liabilities ($27,009 at December 31, 2003) reflected in "Other liabilities" in our consolidated balance sheet. See Item 8-Financial Statements and Supplementary Data.

        Our ability to pay principal and interest on our debt (including our notes), fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We believe that based on current and anticipated levels of operations and conditions in our industry and markets, cash flows from operations and borrowings available under our revolving credit facility will be adequate for the foreseeable future to make required payments of principal and interest on our debt, including our notes, and fund our working capital and capital expenditure requirements. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to service our debt, including our notes, or to fund our other liquidity needs. Furthermore, any future acquisitions, business combinations or similar transactions will likely require additional capital, and there can be no assurance that this capital will be available to us.

Commitments and Contingencies

        We are involved in various legal proceedings, including product liability and environmental matters, of a nature considered normal to our business. It is our policy to accrue for amounts related to these matters in accordance with SFAS No. 5, "Accounting for Contingencies," if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is our policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred.

        Under the terms of the Business and Share Sale and Purchase Agreement, the Deed of Tax Covenant and the Environmental Deed entered into in connection with the KKR Acquisition, Degussa UK Holdings Ltd., or Degussa, as successor to Laporte, plc, or Laporte, is required to indemnify us for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing of the KKR Acquisition. Pursuant to these agreements, we have made various claims for idemnification with Degussa. In the opinion of management, and based upon information currently available, we do not expect the ultimate resolution of these claims to have a material effect on our financial condition or results of operations.

        Environmental Matters.    In the ordinary course of business, like most other industrial companies, our operations are subject to extensive and evolving federal, state, local and foreign environmental laws and regulations. Governmental authorities may resort to a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements, for violation of such laws. We are currently involved in the assessment and remediation of some sites, which include company-owned sites and sites owned by third parties.

        There can be no assurances that environmental laws and regulations will not become more stringent in the future or that we will not incur significant additional costs to comply with such changes in laws and regulations. We monitor potential changes in laws and regulations to assess the expected impact on our results of operations. We have evaluated our total environmental exposure based on currently available data and believe that our environmental matters will not have a material adverse impact on our financial position or results of operations. If matters previously identified by management are resolved in a manner different from original estimates, there is the potential for a material adverse effect on operating results or cash flows in any one accounting period.

        Pursuant to the Environmental Deed entered into in connection with the KKR Acquisition, Degussa, as successor to Laporte, is required to indemnify us and our subsidiaries for certain environmental matters that relate to the business as conducted prior to the closing of the KKR Acquisition. The Environmental Deed provides that Degussa will indemnify us and our subsidiaries for claims for which notice is given within a period of two years for breaches of representations and warranties and five years for claims related to the contamination of our properties or our subsidiaries' properties (inclusive of contamination which leaks or escapes from our properties or our subsidiaries' properties). These indemnity obligations are subject to a minimum per matter loss of $175,000 and are further subject to a $5.0 million deductible for the indemnity to be available. In addition, the Environmental Deed provides that Degussa will indemnify us and our subsidiaries for claims relating to properties that were formerly owned, occupied or used until November 20, 2000, as well as properties owned by third parties (inclusive of disposal of waste and certain other identified issues). The Environmental Deed provides that in this instance, Degussa will be responsible for all reasonable costs and expenses incurred. There can be no assurance that Degussa will adhere to its obligations and we may have to resort to legal action to enforce our rights under the indemnities.

        Legal Matters.    A subsidiary in our Performance Additives segment has been named as a defendant, along with numerous other parties, including other wood preservatives manufacturers, wood treaters and retailers, in several lawsuits in certain state and federal courts. The plaintiffs are seeking damages relating, among other things, to the marketing, distribution and use of one of the subsidiary's wood preservative products, CCA. These lawsuits allege various causes of action based in contract, tort, warranty and statutory consumer fraud. Three lawsuits were filed seeking class action certifications. In one case, the court denied class certification, another case has been voluntarily dismissed by the plaintiffs and the court recently heard arguments on the issue of class certification in the third case and denied class certification. In addition, there are several other CCA-related lawsuits naming our Timber Treatment Chemicals subsidiary and alleging personal injuries from the use of CCA treated wood products that do not seek class certification. One of these lawsuits was recently dismissed, another was settled pending appeal for a nominal amount and the others are at various stages of discovery process. In addition, our Timber Treatment Chemicals business may be required to pay indemnity claims in connection with CCA-based wood preservatives under supply agreements with one or more customers.

        We are seeking reimbursement of defense costs and potential damages, if any, for the CCA-related cases from our insurance carriers. Additionally, we are seeking indemnification from Degussa under terms of the Environmental Deed entered into in connection with the KKR Acquisition.

        In addition, certain US subsidiaries have been named as defendants in a wrongful death suit by the family of an employee who was fatally injured in a February 2003 incident at a facility within our Performance Additives segment. The Company intends to vigorously defend this lawsuit. Due to the preliminary status of this lawsuit, the Company is unable to predict the outcome and the extent, if any, of our possible loss exposure. The amount being sought under this claim has not yet been quantified.

        These cases and our ability to recover from any third party or insurer are subject to a number of uncertainties. As a result, their impact, if any, is difficult to assess. As these proceedings have not progressed significantly to date, management cannot yet determine the extent, if any, of our possible loss exposure from these actions. See Item 3—Legal Proceedings.

  Effects of Recently Issued Accounting Standards

        On January 1, 2003, we adopted the Statements of Financial Accounting Standards (SFAS) and implemented the FASB interpretation (FIN) listed below. Implementation of these accounting standards has had no significant impact on our financial position, results of operations, or cash flows.

SFAS 143	Accounting for Asset Retirement Obligations
SFAS 146	Accounting for Costs Associated with Exit or Disposal Activities
SFAS 148	Accounting for Stock-Based Compensation Transition and Disclosure
FIN 45	Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

        SFAS 143 addresses financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets, and the related retirement costs, and requires companies to record an asset and liability for such costs if a legal liability to retire the asset exists.

        SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. It also nullifies Emerging Issues Task Force Issue No 94-3,"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)".

        SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to apply the provisions of APB 25.

        FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation also requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee.

        In April 2003, the FASB issued SFAS 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is applied prospectively and was effective for contracts entered into or modified after June 30, 2003, except for SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. Adoption of SFAS 149 has had no significant impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and, on a limited basis, through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes.

  Interest Rate Risk.

        We have $458.0 million of variable rate debt outstanding as of December 31, 2003 under our new senior credit facilities. Any borrowings under our revolving credit facility will also be at a variable rate. Under the senior credit facilities, we are not required to hedge, or otherwise protect against interest rate fluctuation, a significant portion of our variable rate debt. However, in February 2001, we entered into six derivative contracts to hedge interest rate risk which cover notional amounts of $169.5 million and €134.7 million. The maturity date of all six contracts is in February 2006. We may in the future consider adjusting the amounts covered by these derivative contracts to better suit our new capital structure. A 0.125% increase or decrease in the assumed weighted average interest rate would change annual interest expense by $0.1 million.

  Foreign Currency Risk

        We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We operate a geographically diverse business, with 66.9% of our net sales generated from customers in North America, 27.3% in Europe and 5.8% from Asia in 2003. Our diverse and extensive customer base is served by 40 manufacturing facilities in 9 countries. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, euros and pounds sterling. Our results of operations and financial condition are therefore impacted by the fluctuation of the euro and the pound sterling against our reporting currency, the U.S. dollar.

        We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical combined and consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future.

        Our financial results are subject to the effect of currency fluctuations on the translation of our euro-denominated debt. Our new senior credit facilities currently include $168.0 million of euro denominated debt. Also, we have entered into $78.1 million of cross-currency interest rate swaps that effectively convert U.S. dollar LIBOR based debt into euro LIBOR based debt. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a separate component of "other income and expenses." Gains and losses on the cross-currency interest rate swaps are included in interest expense.

  Commodity Price Risk

        We are subject to commodity price risk for certain of our raw materials. We have not hedged this commodity price exposure to date, but may do so in the future.

Item 8.    Financial Statements and Supplementary Data.

  INDEPENDENT AUDITORS' REPORT

        To the Board of Directors and Stockholders of

        Rockwood Specialties Group, Inc. and Subsidiaries:

        We have audited the consolidated balance sheets of Rockwood Specialties Group, Inc. and Subsidiaries ("Rockwood") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of Rockwood's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Rockwood as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1 and 4 to the consolidated financial statements, Rockwood changed its method of accounting for goodwill in 2002.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey March 23, 2004

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year ended December 31,
	2003	2002	2001
NET SALES	$797,322	$759,916	$742,631
COST OF PRODUCTS SOLD	581,362	542,468	546,527

GROSS PROFIT	215,960	217,448	196,104
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	117,959	112,855	147,530
IMPAIRMENT CHARGES	35,051	50,000	—
RESTRUCTURING CHARGE, net	1,850	1,251	9,156

OPERATING INCOME	61,100	53,342	39,418

OTHER INCOME (EXPENSES):
Interest, net	(85,824)	(88,166)	(89,321)
Foreign exchange (loss) gain, net	(18,475)	(24,638)	9,619
Refinancing expenses	(38,293)	—	—
Loss on receivables sold	—	(1,255)	(1,177)

Net	(142,592)	(114,059)	(80,879)

LOSS BEFORE TAXES	(81,492)	(60,717)	(41,461)
INCOME TAX (BENEFIT) PROVISION	(9,498)	(5,507)	628

NET LOSS	$(71,994)	$(55,210)	$(42,089)

See accompanying notes to consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,697	$42,896
Accounts receivable, net	138,277	122,550
Inventories	87,779	82,141
Deferred income taxes	2,788	6,877
Prepaid expenses and other	12,514	11,221

Total current assets	284,055	265,685
PROPERTY, PLANT AND EQUIPMENT, net	418,629	406,975
GOODWILL	683,888	659,357
OTHER INTANGIBLE ASSETS, net	25,672	27,115
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $830 and $12,171, respectively	14,085	40,173
OTHER ASSETS	6,679	7,724

TOTAL ASSETS	$1,433,008	$1,407,029

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$98,596	$91,201
Income taxes payable	12,006	17,546
Accrued expenses and other current liabilities	51,214	59,778
Long-term debt, current portion	9,027	29,512

Total current liabilities	170,843	198,037
LONG-TERM DEBT	823,928	846,687
DEFERRED INCOME TAXES	7,299	25,503
OTHER LIABILITIES	77,295	58,595

Total liabilities	1,079,365	1,128,822

STOCKHOLDERS' EQUITY:
Common stock ($.01 par value, 1,000,000 shares authorized; 382,000 shares issued and outstanding)	4	4
Paid-in capital	468,365	373,297
Accumulated other comprehensive income	86,387	34,025
Accumulated deficit	(201,113)	(129,119)

Total stockholders' equity	353,643	278,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,433,008	$1,407,029

See accompanying notes to consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,994)	$(55,210)	$(42,089)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	52,385	46,282	74,709
Deferred financing costs amortization	4,317	6,173	5,422
Write-off of deferred debt issuance costs	36,893	—	—
Foreign exchange loss (gain)	18,475	24,638	(9,619)
Deferred income taxes	(17,168)	(14,009)	(14,843)
Impairment charges	35,051	50,000	—
Fair value adjustments of derivatives	5,994	11,592	7,938
Bad debt provision	1,663	945	1,120
Net receivables sale activity	—	(50,000)	50,000
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(9,086)	4,006	23,480
Inventories	802	(1,877)	25,886
Prepaid expenses and other assets	(4,449)	(4,583)	4,781
Accounts payable	(2,037)	11,175	(25,942)
Income taxes payable	(4,636)	(340)	6,252
Accrued expenses and other liabilities	(475)	(31,783)	6,422

Net cash provided by (used in) operating activities	45,735	(2,991)	113,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(17,694)	(7,345)	—
Capital expenditures	(34,327)	(36,018)	(34,501)
Proceeds on sale of property, plant and equipment	260	12,378	—
Net insurance proceeds from fire damage	3,257	535	2,900

Net cash used in investing activities	(48,504)	(30,450)	(31,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	95,068	—	—
Proceeds from long-term debt, net of issuance costs	801,362	—	—
Payments on revolving credit facility	—	—	(24,671)
Payment of debt rollover fee	—	—	(8,937)
Payments on long-term debt	(897,615)	(19,452)	—

Net cash used in financing activities	(1,185)	(19,452)	(33,608)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,755	2,568	144

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(199)	(50,325)	48,452
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	42,896	93,221	44,769

CASH AND CASH EQUIVALENTS, END OF YEAR	$42,697	$42,896	$93,221

See accompanying notes to consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
BALANCE, JANUARY 1, 2001	$4	$369,770	$18,707	$(31,820)		$356,661
Capital contribution	—	3,135	—	—	—	3,135
Foreign currency translation	—	—	(18,216)	—	$(18,216)	(18,216)
Intercompany foreign currency transactions	—	—	(1,303)	—	(1,303)	(1,303)
Net loss	—	—	—	(42,089)	(42,089)	(42,089)

Comprehensive loss	—	—	—	—	$(61,608)	—

BALANCE, DECEMBER 31, 2001	4	372,905	(812)	(73,909)		298,188
Capital contribution	—	392	—	—	—	392
Minimum pension liability	—	—	(1,820)	—	$(1,820)	(1,820)
Foreign currency translation	—	—	25,636	—	25,636	25,636
Intercompany foreign currency transactions	—	—	11,021	—	11,021	11,021
Net loss	—	—	—	(55,210)	(55,210)	(55,210)

Comprehensive loss	—	—	—	—	$(20,373)	—

BALANCE, DECEMBER 31, 2002	4	373,297	34,025	(129,119)		278,207
Capital contribution	—	95,068	—	—	—	95,068
Minimum pension liability	—	—	(1,289)	—	$(1,289)	(1,289)
Foreign currency translation	—	—	43,297	—	43,297	43,297
Intercompany foreign currency transactions	—	—	10,354	—	10,354	10,354
Net loss	—	—	—	(71,994)	(71,994)	(71,994)

Comprehensive loss	—	—	—	—	$(19,632)	—

BALANCE, DECEMBER 31, 2003	$4	$468,365	$86,387	$(201,113)		$353,643

See accompanying notes to consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Business Description, Background and Basis of Presentation—Rockwood Specialties Group, Inc. and Subsidiaries ("Rockwood" or the "Company"), is a worldwide manufacturer and distributor of specialty chemicals and performance materials used for industrial and commercial purposes.

        The Company is ultimately a wholly-owned subsidiary of Rockwood Holdings, Inc., ("Holdings") an entity controlled by Kohlberg, Kravis Roberts & Co. L.P. ("KKR") through an acquisition of certain assets, stock and businesses from Laporte plc (the "Seller") on November 20, 2000. The cost of the acquisition (the "Acquisition"), along with related fees and expenses, was financed using aggregate proceeds of $1,227,000 consisting of $382,000 in equity contributed by entities controlled by KKR and $845,000 in debt under a Credit Agreement dated November 20, 2000 with certain lending institutions (the "Lenders). This debt was refinanced during 2003 (see Note 6). In connection with the Acquisition, the Company entered into an agreement with KKR under which KKR provides consulting and management advisory services to us for an annual fee of $600.

        The accompanying financial statements of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

        Nature of Operations/ Segment reporting—The Company is a global leader in the manufacture, distribution and marketing of specialty chemical products. The Company operates in various business lines within its three reportable segments consisting of: (1) Performance Additives, which includes pigments, timber treatment chemicals, clay-based additives, and water treatment chemicals, (2) Specialty Compounds, which consists of plastic compounds, and (3) Electronics, which consists of electronic chemicals, wafer reclaim and photomasks.

        The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker and other key decision makers. See Note 10 for further segment reporting information.

        Use of Estimates—The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported.

        These estimates include assessing the collectibility of accounts receivable, the use and recoverability of inventory, the valuation of deferred tax assets, impairment of goodwill as well as property, plant and equipment and other intangible assets, and the useful lives of tangible and intangible assets, among others. Actual results could differ from those estimates.

        Major Customers and Concentration of Credit—The Company has a number of major end-user, retail and original equipment manufacture customers in North America, Europe and Asia. No single customer accounted for more than 10% of net sales during any of the periods presented. The Company does not believe a material part of its business is dependent upon any single customer, the loss of which would have a material long-term impact on the business of the Company. However, the loss of one or more of the Company's largest customers would most likely have a negative short-term impact on the Company's results of operations. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and derivative contracts (see Note 6).

        Accounts Receivable—The allowance for doubtful accounts is estimated at each reporting date based on factors such as receivable age, customer liquidity status and previous write-off history. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowance is maintained for potential credit losses. Write-offs are charged to the allowance when taken, net of recoveries. Allowance for doubtful account activity is as follows:

	Year-Ended December 31
	2003	2002	2001
Balance, January 1	$4,521	$3,429	$3,416
Additions charged to expense	1,663	945	1,120
Write-offs, net of recoveries	(1,716)	(777)	(1,039)
Other(a)	681	924	(68)

Balance, December 31	$5,149	$4,521	$3,429

(a)
Primarily the impact of currency changes as well as the acquisitions and divestitures of certain businesses.

        Risks Associated with International Operations and Currency Risk—The Company's international operations are subject to risks normally associated with foreign operations, including, but not limited to, the disruption of markets, changes in export or import laws, restrictions on currency exchanges and the modification or introduction of other governmental policies with potentially adverse effects. A portion of the Company's sales and expenses are denominated in currencies other than U.S. dollars. Changes in exchange rates may have a material effect on the Company's reported results of operations and financial position. In addition, a significant portion of the Company's indebtedness is denominated in Euros.

        Revenue Recognition—The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company's experience.

        Foreign Currency Translation—The functional currency of each of the Company's foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency), other than certain intercompany transactions meeting the indefinite reversal criteria, are included in the consolidated statements of operations.

        Advertising—The Company expenses advertising costs as incurred.

        Research and Development—Research and development costs are charged to expense, as incurred. Such costs were $8,705 in 2003, $8,095 in 2002 and $7,995 in 2001.

        Accounting for Shipping and Handling Costs—The Company records shipping and handling costs in cost of sales and records shipping and handling costs billed to customers in net sales in accordance with the Emerging Issues Task Force's ("EITF") guidance (EITF 00-10:Classification of Shipping and Handling Costs).

        Cash and Cash Equivalents—All highly liquid instruments and money market funds with an original maturity of three months or less are considered to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

        Supplemental disclosure of cash flow information—

	Year Ended December 31,
	2003	2002	2001
Interest paid, net	$79,213	$61,455	$73,961
Income taxes paid, net of refunds	$12,315	$6,911	$4,481

        Inventories—Inventories are stated at the lower of cost or market. Cost is determined primarily on an average cost basis. Inventory quantities on hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on either the Company's estimated forecast of product demand and production requirements or historical usage.

        Property, Plant and Equipment—Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the various asset classes. Estimated lives range from 25-30 years for buildings, 9-12 years for machinery and equipment, and 3-5 years for furniture and fixtures.

        The estimated useful lives of leasehold improvements are the lesser of the estimated life of the improvement or the term of the lease.

        Major renewals and improvements are capitalized and minor replacements, maintenance and repairs are charged to current operations as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in the statement of operations.

        Deferred Debt Issuance Costs—Costs related to financing the Acquisition were being amortized over the lives of the related debt facilities using the effective interest rate method through the Refinancing date (see Note 6). Costs related to the Refinancing have been capitalized and are being amortized using the effective interest rate method over the term of the debt outstanding after the Refinancing. This amortization is reflected in interest expense.

        Goodwill—Goodwill, which represents the cost in excess of fair value of net assets acquired, was being amortized through December 31, 2001 on a straight-line basis over the periods benefited of 15 to

25 years. Effective January 1, 2002, goodwill is no longer amortized but is tested for impairment, at least annually. See Note 4 and Note 12 for discussion of goodwill accounting in 2003 and 2002.

        Other Intangible Assets—Patents, which comprise substantially all of the Company's other intangible assets, were recorded at their estimated fair values at the time of the Acquisition and are being amortized over their estimated remaining useful lives, ranging from 4 to 12 years.

        Impairment Accounting—The recoverability of long-lived tangible and intangible assets is reviewed when events or changes in circumstances occur indicating the carrying value of the assets may not be recoverable. The measurement of possible impairment is based upon the ability to recover the carrying value of the asset through the expected future undiscounted cash flows from the use of the asset and its eventual disposition. An impairment loss, equal to the difference between the asset's fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount. See Note 12 for discussion of impairment accounting in 2003.

        Financial Instruments—Management believes the carrying amount of financial instruments, including accounts receivable, accounts payable and debt, approximates fair value, except as described in Note 6.

        Derivatives—The Company accounts for derivatives based on Statement of Financial Accounting Standard ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized currently in earnings. The Company uses derivative instruments to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. The Company does not enter into derivative contracts for trading purposes nor does it use leveraged or complex instruments.

        Other Current Liabilities—The balance sheet item "Accrued expenses and other current liabilities" consists of the following:

	December 31,
	2003	2002
Interest	$8,141	$12,275
Compensation	10,607	14,992
Other	32,466	32,511

	$51,214	$59,778

        Pension, Postemployment and Postretirement Costs—In connection with the Acquisition, Rockwood assumed responsibility for the pension and postretirement benefits for substantially all of the employees of the businesses acquired that were active as of the Acquisition date. Obligations related to retired and terminated vested employees as of the Acquisition date remained the responsibility of the Seller, and accordingly, these obligations are not reflected in the financial statements of Rockwood. Defined benefit costs and liabilities have been determined in accordance with SFAS 87, Employers' Accounting for Pensions. Postretirement benefit costs and liabilities have been determined in accordance with

SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Postemployment benefit costs and liabilities have been determined in accordance with SFAS 112, Employers' Accounting for Postemployment Benefits.

        Income Taxes—The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

        As of December 31, 2003, the Company has not provided for withholding or U.S. Federal income taxes on undistributed earnings of foreign subsidiaries since such cumulative earnings aggregating approximately $35,100 are expected to be reinvested indefinitely or substantially offset by available foreign tax credits.

        Stock-Based Compensation—At December 31, 2003, the Company had in place the Amended and Restated 2003 Stock Purchase and Option Plan (the "Plan") which is more fully described in Note 11. The Company accounts for this Plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations.

        No stock-based employee compensation is reflected in net loss for this Plan, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Volatility is assumed to be zero as there is no public market for the underlying stock. Dividend yield is also assumed to be zero.

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(71,994)	$(55,210)	$(42,089)
Stock-based employee compensation expense determined under fair value based method, net of tax	(470)	(152)	(309)

Pro forma net loss	$(72,464)	$(55,362)	$(42,398)

Other Assumptions used in fair-value pricing model:
Risk-free interest rate	3.32%	4.38%	4.62%
Expected lives of option grants (years)	6.5	6.5	6.2

        Comprehensive Income—Comprehensive income includes unrealized gains and losses from foreign currency translation and from certain intercompany transactions meeting the indefinite reversal criteria as well as minimum pension liability adjustments that are recorded directly into a separate section of stockholders' equity in the balance sheets. These items are referred to as other comprehensive income items. Comprehensive income includes net income and the other comprehensive income components. Foreign currency translation amounts are not adjusted for income taxes since they relate to indefinite length investments in non-U.S. subsidiaries.

        Accounting for Environmental Liabilities—In the ordinary course of business, Rockwood is subject to extensive and changing Federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. Rockwood's policy has been to accrue costs of a non-capital nature related to environmental clean-up when those costs are believed to be probable and can be reasonably estimated. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized and expenditures related to existing conditions resulting from past or present operations and from which no current or future benefit is discernible are immediately expensed. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation and the length of time involved in remediation or settlement. In some matters, Rockwood and Laporte could share costs with other parties. Rockwood does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities.

        Reclassifications—Certain prior year amounts have been reclassified to conform to current year classification.

        Recent Accounting Pronouncements—On January 1, 2003 the Company adopted the SFAS and the FASB interpretation ("FIN") listed below. Implementation of these accounting standards has had no significant impact on the Company's financial position, results of operations, or cash flows.

SFAS 143	Accounting for Asset Retirement Obligations
SFAS 146	Accounting for Costs Associated with Exit or Disposal Activities
SFAS 148	Accounting for Stock-Based Compensation Transition and Disclosure
FIN 45	Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

        SFAS 143 addresses financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets, and the related retirement costs, and requires companies to record an asset and liability for such costs if a legal liability to retire the asset exists.

        SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. It also nullifies EITF Issue No 94-3,"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)".

        SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to apply the provisions of APB 25.

        FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation also requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee.

        In April 2003, the FASB issued SFAS 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is applied prospectively and was effective for contracts entered into or modified after June 30, 2003, except for SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. Adoption of SFAS 149 has had no significant impact on the Company's consolidated financial statements.

2. INVENTORIES:

        Inventories are comprised of the following:

	December 31,
	2003	2002
Raw materials	$26,821	$25,419
Work-in-process	3,203	2,516
Finished goods	49,967	47,990
Packaging materials	7,788	6,216

	$87,779	$82,141

        In connection with the Acquisition, the Company recorded a fair value write-up to inventory to reflect the Seller's manufacturing profit in inventory at the date of the Acquisition, of which $9,018 was charged to cost of products sold during 2001.

3. PROPERTY, PLANT AND EQUIPMENT:

        Property, plant and equipment is comprised of the following:

	December 31,
	2003	2002
Land, buildings and improvements	$129,493	$110,011
Machinery and equipment	374,425	343,736
Furniture and fixtures	21,107	19,588
Construction-in-progress	11,225	12,650

Property, plant and equipment, at cost	536,250	485,985
Less accumulated depreciation and amortization	(117,621)	(79,010)

Property, plant and equipment, net	$418,629	$406,975

        Depreciation expense was $46,298, $41,328 and $36,228 for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company recorded an impairment charge of $15,791 in 2003 related to property, plant and equipment in its Electronics segment. See Note 12.

4.    GOODWILL:

        Below are goodwill balances and activity by segment:

	Performance Additives	Specialty Compounds	Electronics	Total
Balance, January 1, 2002	$409,044	$95,274	$175,699	$680,017
Impairment charges	—	—	(50,000)	(50,000)
Adjustment to restructuring liability	(881)	—	—	(881)
Foreign exchange	16,428	6,018	7,775	30,221

Balance, December 31, 2002	424,591	101,292	133,474	659,357
Impairment charges	—	—	(19,260)	(19,260)
Acquisitions	6,760	—	3,680	10,440
Adjustment to restructuring liability	(2,091)	—	—	(2,091)
Foreign exchange	21,663	9,010	4,769	35,442

Balance, December 31, 2003	$450,923	$110,302	$122,663	$683,888

        The Company completed initial impairment testing for goodwill as of January 1, 2002 as required by SFAS 142. The Company determined there was no impairment of goodwill as of January 1, 2002. The goodwill test for impairment begins with an estimation of the fair value of each reporting unit. The Company has determined reporting units to be each of its divisions; one level below the reportable segment level. SFAS 142 also requires impairment testing at least annually. The impairment charges above were recognized as a result of this testing. See Note 12.

        Effective January 1, 2002, the Company ceased amortizing goodwill as required by SFAS 142. The following table reflects net loss adjusted to exclude goodwill amortization expense recognized in the periods presented:

	Year Ended December 31,
	2003	2002	2001
Reported net loss	$(71,994)	$(55,210)	$(42,089)
Goodwill amortization	—	—	34,027

Adjusted net loss	$(71,994)	$(55,210)	$(8,062)

5.    OTHER INTANGIBLE ASSETS:

        Other intangible assets, net consist of:

	December 31,
	2003	2002
Patents	$41,388	$35,896
Less accumulated amortization	(17,571)	(10,474)

Patents, net	23,817	25,422

Internally developed software costs	2,083	2,083
Less accumulated amortization	(870)	(390)

Internally developed software costs, net	1,213	1,693

Other, net	642	—

Other intangible assets, net	$25,672	$27,115

        Amortization of other intangible assets was $6,087, $4,954 and $4,454 in the years ended December 31, 2003, 2002 and 2001, respectively. Estimated amortization expense for the five years beginning January 1, 2004 are $5,938 in 2004, $4,506 in 2005, $4,448 in 2006, $4,448 in 2007 and $1,373 in 2008.

6.    LONG-TERM DEBT:

        Long-term debt and loans payable are summarized as follows:

	December 31,
	2003	2002
Senior Subordinated Debt	$375,000	$325,000
Credit Agreement:
Senior Tranche A Term Loans	111,196	259,923
Senior Tranche B Term Loans	56,759	291,276
Senior Tranche C Term Loans	290,000	—

	832,955	876,199
Less current maturities	(9,027)	(29,512)

Long-term debt	$823,928	$846,687

        Maturities of long term debt are as follows:

2005	$14,587
2006	20,147
2007	25,707
2008	31,267
Thereafter	732,220

$823,928

        2003 Refinancing—In July 2003, the Company refinanced (the "Refinancing") its existing debt (the 2000 Senior Subordinated Loan and 2000 Credit Agreement) by entering into a new bank credit facility ("Credit Agreement") and issuing new Senior Subordinated Notes ("Senior Subordinated Debt") with aggregate borrowings of $816,044. In connection with the Refinancing, the Company's controlling stockholder made an equity contribution of $25,000 and the Company's immediate parent issued Senior

Discount Notes and contributed the $70,000 gross proceeds as an equity contribution. The proceeds were used, in part, to repay $883,310 of outstanding debt and $2,426 of accrued interest.

        In December 2003, the Credit Agreement lenders agreed to a modification that replaced $290,000 of the Tranche B Term Loan with a $290,000 Tranche C Term Loan, which had the effect of reducing the interest rate by 75 basis points. The Company agreed to pay a 1% penalty under certain conditions if the modified borrowing is repaid within one year.

        Senior Subordinated Debt—As part of the Refinancing, the Company issued $375,000 of new Senior Subordinated Notes due May 15, 2011, bearing interest at 10.625% per annum, payable semiannually. The Senior Subordinated Note agreement contains restrictions on additional indebtedness, fundamental business changes, the sale of assets and the payment of dividends. The notes are subordinate to long-term debt under the Credit Agreement and are guaranteed by the Company's US subsidiaries.

        Credit Agreement—As part of the Refinancing, the Company entered into a Credit Agreement with a syndicate of banks. The syndicate has also made available to the Company a $100,000 revolving credit facility. The borrowings under the Credit Agreement bear interest at a rate of US dollar LIBOR plus 2.75% (Tranche C Term Loans), US dollar LIBOR + 3.5% (all other US dollar borrowings), or Euro LIBOR plus 3.5% (Euro borrowings). At December 31, 2003, applicable US dollar and Euro LIBOR rates were 1.15% and 2.12%, respectively.

        Tranche A Term Loans are denominated in Euros and are payable in January and July of each year at escalating percentages of the original principal amount with a final maturity of July 2009.

        Tranche B Term Loans are denominated in Euros and Tranche C Term Loans are denominated in US dollars. Both are payable in January and July of each year at amounts equal to 0.5% of the original principal balance, with the remainder due at the final maturity date of July 2010.

        The Company has the option of converting Tranche B and C Term Loans based on LIBOR indices into term loans which will bear interest based on alternate indices plus applicable margins. Subject to certain restrictions, the Company may borrow the Tranche A, B and C Term Loans for lengths of time varying from one month to one year.

        At December 31, 2003 the Company had no principal outstanding and approximately $12,500 of standby letters of credit outstanding under the revolving credit facility. This facility matures in July 2009.

        Similar to the 2000 Credit Agreement, the Credit Agreement contains certain financial covenants including the requirement of a maximum debt to earnings before interest, taxes, depreciation, and amortization and other items, as defined ("EBITDA"), ratio, and a minimum EBITDA to interest expense ratio, all as defined in the Credit Agreement. The Credit Agreement also contains certain restrictions on additional indebtedness, fundamental business changes, the sale of assets, investments, the payment of dividends and capital expenditures. In addition, the term loans have been and will continue to be subject to mandatory prepayment upon certain conditions as defined. The Credit Agreement borrowings are collateralized by substantially all of the assets and equity of Rockwood and its US-based subsidiaries as well as by assets and a portion of equity of certain non-US subsidiaries. Additionally, these borrowings are guaranteed by Rockwood Specialties International, Inc., Rockwood's immediate parent.

        The Company was in compliance with its December 31, 2003 debt covenants.

        Fair Value—The Company estimates that debt under the Credit Agreement, based on current interest rates and terms, approximates fair value. Based on quoted market values, the Company estimates that the fair value of its Senior Subordinated Debt approximated $420,000 at December 31, 2003.

        2000 Senior Subordinated Loan—The interest rate on the 2000 Senior Subordinated Loan was initially LIBOR plus 5.375%. This rate increased to LIBOR plus 5.875% in May 2001 and increased by 0.5% every three months thereafter.

        2000 Credit Agreement—The interest rate on borrowings under this Credit Agreement was LIBOR plus a range of 2.75 to 3.25%. US dollar LIBOR was used for dollar-denominated debt and Euro LIBOR was used for euro-denominated debt. At December 31,2002, applicable US dollar and Euro LIBOR rates were 1.38% and 2.86%, respectively. At December 31, 2001, applicable US dollar and Euro LIBOR rates were 1.88% and 3.3%, respectively.

        Derivative Contracts—During 2001, the Company entered into derivative contracts to manage its exposure to changes in interest rates. These contracts remained in effect upon the Refinancing. As of December 31, 2003, these contracts effectively convert $339,424 notional amount of floating rate loans into fixed or capped rates of interest ranging from 4.84% to 7.25%. The notional amounts of these contracts amortize over time with final maturity dates of February 2006.

        During 2003, simultaneous with the Tranche B borrowings, the Company entered into cross-currency interest rate swaps with notional amounts aggregating $78,137 that effectively converted $78,137 of the Tranche B US dollar borrowings into Euro based obligations at effective interest rates ranging from 3.74% to 4% over Euro LIBOR. These contracts have final maturity dates of July 2010.

        The Company elected not to apply hedge accounting and has marked these derivative transactions to market; reflected as a component of interest expense. These transactions increased interest expense by $16,221, $18,775 and $10,418 in the years ended December 31, 2003, 2002 and 2001, respectively, of which $5,994, $11,592 and $7,938, respectively, represent mark-to-market adjustments. The related liability on the contracts marked-to-market adjustments is reflected in "Other liabilities" in the balance sheet. The Company believes that the counterparties to these agreements are financially sound institutions and the credit risk for non-performance of these contracts is not significant.

        Debt Issuance Costs—The Company wrote off all deferred debt issuance costs $36,893 as of the Refinancing date. Total refinancing fees of $14,682, including underwriting fees of $10,300 paid in connection with the sale of the senior subordinated notes in the Refinancing and other professional and related fees, have been capitalized and are being amortized using the effective interest rate method over the term of the debt outstanding after the Refinancing. Additional investment banking and professional fees of $1,400 in connection with the December 2003 debt modification were also expensed.

7.    TAXES ON INCOME:

        Loss before taxes is as follows:

	Year Ended December 31,
	2003	2002	2001
United States	$(54,489)	$(27,147)	$(25,858)
Foreign	(27,003)	(33,570)	(15,603)

	$(81,492)	$(60,717)	$(41,461)

        The (benefit) provision for taxes on income consisted of the following:

	Year Ended December 31
	2003	2002	2001
Taxes currently payable (prepaid):
Federal	788	(4,475)	5,218
State	(2,101)	4,297	3,020
Foreign	8,983	8,680	7,233

	7,670	8,502	15,471

Deferred income taxes:
Federal	(12,226)	(4,560)	(8,844)
State	3,143	(4,369)	(1,065)
Foreign	(8,085)	(5,080)	(4,934)

	(17,168)	(14,009)	(14,843)

Total (benefit) provision for taxes	(9,498)	(5,507)	628

        Amounts are reflected in the preceding table based on the location of the taxing authorities.

        Reconciliations of the U.S. statutory income tax rate to the effective tax rate are as follows:

	Year Ended December 31,
	2003	2002	2001
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net	1.3	(1.6)	5.2
Nondeductible goodwill amortization	—	—	14.9
Foreign/US tax differential	2.5	(0.4)	15.6
Goodwill impairment	8.5	28.8	—
Increase in valuation allowance	7.8	—	—
Other	3.2	(0.9)	0.8

Effective tax rate	(11.7)%	(9.1)%	1.5%

        Deferred taxes arise because of different treatment between financial statement accounting and income tax reporting.

        The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
Allowance for doubtful accounts	$826	$1,211
Pension and postretirement benefits	6,046	4,194
Restructuring	595	1,787
Other current reserves and accruals	1,367	3,879
Goodwill and other intangibles	9,378	12,546
Tax loss carryforwards	53,474	24,666
Other non-current reserves and accruals	11,527	13,983

Total deferred tax assets	83,213	62,266
Valuation allowance	(16,433)	(10,056)

Net deferred tax assets	66,780	52,210
Deferred tax liabilities — property plant and equipment	71,291	70,836

Net deferred tax liability	$4,511	$18,626

        As of December 31, 2003, the Company has global tax loss carryforwards (excluding state and local amounts) of approximately $107,000 which expire in years 2007 through 2023 and $31,700 with no current expiration date.

        For financial reporting purposes, a valuation allowance has been recognized to reduce the deferred tax assets, related to certain tax loss carryforwards for which it is more likely than not that the related tax benefits will not be realized. The Company's net deferred tax assets include certain amounts of tax loss carryforwards as well as certain tax deductible temporary differences which management believes are realizable through a combination of forecasted future taxable income, reversal of deferred tax liabilities and anticipated tax planning strategies. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining recorded net deferred tax assets.

8.     LEASE OBLIGATIONS:

        At December 31, 2003, Rockwood was liable under terms of noncancelable operating leases for the following lease commitments:

Year Ending December 31,
2004	$9,415
2005	7,771
2006	5,711
2007	3,989
2008	3,188
Thereafter	27,446

Total minimum lease payments	$57,520

        Rent expense under all operating leases was $10,107, $9,747 and $8,315 for the years ended December 31, 2003, 2002 and 2001, respectively.

9.    PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

Defined Benefit Pension and Other Post Retirement Benefit Plans.

        The Company maintains various defined benefit pension plans, which cover certain employees in the US, UK, Germany, Italy and Taiwan. The UK plans represents over 50% of the fair value of the plan assets, projected benefit obligation and accumulated benefit obligation as of December 31, 2003 and 2002. In addition, the Company provides certain employees at a business within our Performance Additives segment other postretirement benefits, principally health care benefits. Funding requirements and investment policies for the Company's various defined benefit plans are governed by local statutes and fiduciary standards outlined below.

        The following tables provide a reconciliation of the benefit obligations, plan assets and the funded status of the plans, along with the amounts recognized in the consolidated balance sheets and the weighted average assumptions used. The measurement date is December 31st for all but one plan.

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Change in Benefit Obligation:
Benefit obligation at beginning of year	$36,778	$37,474	$1,890	$2,807
Service cost	1,138	1,144	71	132
Interest cost	1,977	2,177	104	214
Plan participants' contributions	120	128	—	—
Plan amendments	64	—	—	(2,027)
Actuarial (gain)/loss	4,305	(3,939)	129	909
Foreign exchange	4,385	3,376	—	—
Benefits paid	(663)	(812)	(104)	(66)
Curtailment/settlement	(852)	(2,770)	—	(79)

Benefit Obligation at End of Year	$47,252	$36,778	$2,090	$1,890

Change in Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$20,721	$24,066	$—	$—
Actual return on assets	3,778	(3,803)	—	—
Employer contributions	1,321	2,863	104	145
Plan participants' contributions	120	128	—	—
Foreign exchange	2,167	1,824	—	—
Benefits paid	(663)	(812)	(104)	(66)
Curtailment/settlement	(1,666)	(3,545)	—	(79)

Fair Value of Plan Assets at End of Year	$25,778	$20,721	$—	$—

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Reconciliation of Funded Status at End of Year:
Funded status	$(21,474)	$(16,057)	$(2,090)	$(1,890)
Unrecognized prior service cost	59	—	—	—
Unrecognized net loss	9,203	6,423	584	486

Accrued Benefit Cost	$(12,212)	$(9,634)	$(1,506)	$(1,404)

Amount Recognized in the Consolidated Balance Sheets:
Accrued benefit liability	$(17,143)	$(12,434)	$(1,506)	$(1,404)
Intangible asset	59	—	—	—
Accumulated other comprehensive income	4,872	2,800	—	—

Net Amount Recognized	$(12,212)	$(9,634)	$(1,506)	$(1,404)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate	5.46%	5.87%	5.29%	5.42%
Rate of Compensation Increase	3.00%	3.12%	N/A	N/A
	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.87%	6.01%	6%-8%	5.42%	7.00%	7.00%
Expected return on plan assets	7.34%	7.06%	7%-8.5%	N/A	N/A	N/A
Rate of compensation increase	3.12%	3.97%	4.5%-6%	N/A	N/A	N/A
Components of net pension and other Postretirement Benefit Costs:
Service cost	$1,138	$1,144	$2,037	$71	$132	$119
Interest cost	1,977	2,177	2,099	104	214	177
Expected return on assets	(1,506)	(1,693)	(2,051)	—	—	—
Net amortization of prior experience losses	235	270	—	31	13	—
Impact of curtailment/settlement	475	—	—	—	(1,617)	—

Net Periodic Pension Cost	$2,319	$1,898	$2,085	$206	$(1,258)	$296

        Below are additional disclosures concerning these plans:

	2003	2002
Defined Benefit Plans
Weighted average asset allocation percentages at December 31:
Equity securities	70%	70%
Debt securities	27	28
Other	3	2
Other Post Retirement Benefit Plans
Assumed health care cost trend rates at December 31 [Hourly Plan/Salaried Plan]:
Health care cost trend rate assumed for the following year	8.0%/9.0%	9.0%/10.0%
Ultimate trend rate (rate to which the cost trend rate is assumed to decline)	5.0%/5.0%	5.0%/5.0%
Year that the rate reaches the ultimate trend rate	2007/2008	2007/2008
	1% Decrease	1% Increase
2003 Healthcare cost trend rate sensitivity analysis:
Effect on annual total of service cost and interest cost	$17	$(15)
Effect on postretirement benefit obligation	165	(145)

        Plans with accumulated benefit obligations in excess of plan assets—The Company's defined benefit plans all had accumulated benefit obligations in excess of plan assets.

        Contributions—In 2004, the Company expects to contribute $2,100 to its defined benefit pension plans to cover benefits due.

        Investment policies and strategies—The Company's plans have varying statutory and plan governance requirements. Although the Company has representatives of local management involved in the governance of all plans, some plans or statutes also have representation by workers, employee unions, and/or corporate-level executives. For the UK and US plans, which represent most of Rockwood's pension plan assets, the general investment objectives are to maximize the expected return on the plans' assets without unduly prejudicing the security of the members' accrued benefits and with sufficient liquidity to meet current plan obligations. As each plan is locally governed, asset allocations may vary. The UK plans are currently targeted to investment allocations within certain ranges that approximate 75% equity (divided between domestic and foreign equities) and 25% debt, while the main US plans currently have a targeted allocation of 45% equity and 55% debt. Plan trustees regularly consult with professional investment advisors as to whether these allocations remain appropriate in light of relative investment performance and risk and/or actuarial changes related to plan participants. UK plan investments are limited to listed securities not affiliated with Rockwood or the investment adviser. US plan investments are generally limited to mutual funds.

        The only other plan that Rockwood funds is in Taiwan, the assets of which are invested in the national bank (to the extent statutorily required) and fixed insurance contracts.

        Expected long-term rate of return on assets—The long-term rate of return on assets listed above is the average of expected returns developed for each plan weighted by each plan's assets, as of January 1 of the year measured. Individual plan returns have been weighted based on their expected respective allocations. Except for Taiwan, rates of return have been estimated based on various asset-appropriate price and yield indices, adjusted for projected inflation and long-term dividend growth.

Other Retirement Benefit Plans

        Savings Plans—The Company sponsors various defined contribution plans for certain employees in the US and UK. Contributions under the plans are based on specified percentages of employee compensation. In aggregate, the Company's contributions to these plans were $6,516, $6,083 and $4,925 in 2003, 2002 and 2001, respectively.

        Multiemployer Plan—The Company participates in a multiemployer plan for certain union members in Los Angeles. Contributions under the plans are based on specified percentages of associate contributions. The Company's contributions to the plan were $190, $170 and $168 in 2003, 2002 and 2001, respectively.

10.   SEGMENT INFORMATION:

        Rockwood operates in three reportable segments according to the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the key decision makers. The segments, which each include various business lines, are: (1) Performance Additives, which consists of pigments, timber treatment chemicals, clay-based additives, and water treatment chemicals, (2) Specialty Compounds, which consists of plastic compounds, and (3) Electronics, which consists of electronic chemicals, wafer reclaim and photomasks.

        The accounting policies of the segments are the same as those described in Note 1.

        Summarized financial information for each of the reportable segments is provided in the following table.

	Performance Additives		Specialty Compounds	Electronics	Corporate and Eliminations	Consolidated
Rockwood Year Ended December 31, 2003
Net sales	$477,310		$176,405	$143,607	$—	$797,322
Restructuring charges, net	789		628	433	—	1,850
Impairment charges	—		—	35,051	—	35,051
Operating income (loss)	84,109		16,065	(24,757)	(14,317)	61,100
Adjusted EBITDA	112,509		23,860	24,816	(11,682)	149,503
Depreciation and amortization	27,387		7,167	17,051	780	52,385
Identifiable assets	1,015,568		254,229	318,637	(155,426)	1,433,008
Capital expenditures	16,342		3,608	14,369	8	34,327
Rockwood Year Ended December 31, 2002
Net sales	$443,762		$168,807	$147,347	$—	$759,916
Restructuring charges, net	1,251		—	—	—	1,251
Impairment charges	—		—	50,000	—	50,000
Operating income (loss)	81,704		19,176	(29,660)	(17,878)	53,342
Adjusted EBITDA	106,390		26,042	33,401	(15,441)	150,392
Depreciation and amortization	23,435		6,718	15,399	730	46,282
Identifiable assets	862,304		239,554	323,093	(17,922)	1,407,029
Capital expenditures	19,032		3,379	12,439	1,168	36,018
Rockwood Year Ended December 31, 2001
Net sales	$418,397		$171,690	$152,544	$—	$742,631
Restructuring charges, net	6,702(a	)	153	601	1,700	9,156	(a)
Operating income (loss)	34,638		11,733	10,677	(17,630)	39,418
Adjusted EBITDA	88,075		23,781	39,390	(10,852)	140,394
Depreciation and amortization	37,406		11,049	26,322	(68)	74,709
Identifiable assets	791,066		210,184	348,776	60,778	1,410,804
Capital expenditures	15,769		3,382	15,147	203	34,501

(a)
Excludes $540 reflected in cost of products sold.

        The summary of segment information above includes "Adjusted EBITDA", a financial measure used by senior management to evaluate the operating performance of each segment. We define Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain non-recurring gains and charges and certain items deemed by our senior management to have little or no bearing on the day-to-day operating performance of our business segments and reporting units.

        Below is segment information reconciling net income (loss) to Adjusted EBITDA:

	Performance Additives	Specialty Compounds	Electronics	Corporate and Eliminations	Consolidated
Rockwood Year Ended December 31, 2003
Net income (loss)	$44,028	$16,960	$(26,156)	$(106,826)	$(71,994)
Income tax (benefit) provision	10,053	(271)	(5,326)	(13,954)	(9,498)
Interest expense, net	29,981	(470)	6,651	49,662	85,824
Depreciation and amortization	27,387	7,167	17,051	780	52,385
Impairment charges	—	—	35,051	—	35,051
Restructuring and related charges	789	628	433	—	1,850
Systems/organization establishment expenses	—	—	37	1,579	1,616
Acquisition and disposal costs	81	—	1,533	276	1,890
Business interruption costs and insurance recovery	—	—	(4,532)	—	(4,532)
Inventory write-up reversal	143	—	—	—	143
Refinancing expenses	—	—	—	38,293	38,293
Foreign exchange loss (gain)	47	(154)	74	18,508	18,475

Total Adjusted EBITDA	$112,509	$23,860	$24,816	$(11,682)	$149,503

Rockwood Year Ended December 31, 2002
Net income (loss)	$41,172	$22,278	$(36,315)	$(82,345)	$(55,210)
Income tax (benefit) provision	14,109	(2,499)	(540)	(16,577)	(5,507)
Interest expense, net	25,912	(832)	7,056	56,030	88,166
Depreciation and amortization	23,435	6,718	15,400	729	46,282
Impairment charges	—	—	50,000	—	50,000
Restructuring and related charges	1,251	—	—	—	1,251
Systems/organization establishment expenses	—	—	—	1,550	1,550
Acquisition and disposal costs	—	—	—	158	158
Business interruption costs and insurance recovery	—	148	(2,339)	—	(2,191)
Foreign exchange loss (gain)	(16)	35	105	24,514	24,638
Loss on receivables sold	527	194	34	500	1,255

Total Adjusted EBITDA	$106,390	$26,042	$33,401	$(15,441)	$150,392

Rockwood Year Ended December 31, 2001
Net income (loss)	$20,367	$10,207	$120	$(72,783)	$(42,089)
Income tax (benefit) provision	(1,660)	2,100	4,645	(4,457)	628
Interest expense, net	15,818	(600)	6,070	68,033	89,321
Depreciation and amortization	37,406	11,049	26,322	(68)	74,709
Restructuring and related charges	7,242 (a)	153	601	1,700	9,696 (a)
Systems/organization establishment expenses	352	143	(10)	2,078	2,563
Cancelled financing costs	—	—	—	2,493	2,493
Acquisition and disposal costs	—	—	—	1,246	1,246
Business interruption costs and insurance recovery	—	399	1,513	(661)	1,251
Inventory write-up reversal	8,437	304	287	(10)	9,018
Foreign exchange loss (gain)	12	—	(158)	(9,473)	(9,619)
Loss on receivables sold	101	26	—	1,050	1,177

Total Adjusted EBITDA	$88,075	$23,781	$39,390	$(10,852)	$140,394

(a)
Includes $540 reflected in cost of products sold.

        The more significant components of Adjusted EBITDA include the following:

        Impairment Charges.    See Note 12.

        Restructuring and Related Charges.    See Note 13.

        Systems/Organization Establishment Expenses.    In connection with the Acquisition and our resulting organization of a stand-alone company, the Company incurred such expenses primarily related to the amortization of sign-on compensation arrangements for key executives.

        Acquisition and Disposal Costs.    These costs (primarily professional fees) were incurred for non-consummated acquisition efforts.

        Business Interruption Costs and Insurance Recovery.    In connection with a fire which took place at a facility in our Electronics segment in 2001, the Company incurred business interruption and insurance costs and received related insurance recovery proceeds.

        Inventory Write-Up Reversal.    See Note 2.

        Refinancing Expenses.    See Note 6.

        Foreign exchange loss (gain).    The Company has recorded foreign exchange losses and (gains) reflecting the non-cash impact of remeasuring our euro-denominated debt; the losses (gains) result from the strengthening (weakening) euro against the U.S. dollar during the applicable periods.

        Loss on receivables sold.    See Note 15.

        Cancelled Financing Costs.    In 2001, the Company incurred costs (primarily professional fees) related to a cancelled debt financing.

        The following table represents summarized geographic information with net sales based on the seller's location:

	Year Ended December 31,
	2003	2002	2001
Net sales:
North America	$533,084	$514,635	$490,444
Europe	217,443	201,872	209,313
Asia	46,795	43,409	42,874

	$797,322	$759,916	$742,631

		December 31,
		2003	2002
Identifiable assets:
North America		$769,851	$796,207
Europe		561,979	520,807
Asia		101,178	90,015

		$1,433,008	$1,407,029

11.   STOCK-BASED COMPENSATION:

        Under the Plan, Holdings may grant stock options and restricted stock to the Company's management personnel and directors and allow management personnel and directors to purchase shares of Holdings' common stock. There are 70,000 authorized shares available under the Plan.

        Restricted Stock—Restricted stock of Holdings can be granted with or without payment of consideration with restrictions on the recipient's right to transfer or sell the stock. 2,000 shares of restricted stock were granted during 2001, vesting over three years. $336, $336 and $56 were charged to operations in 2003, 2002 and 2001, respectively, based on the fair market value on the date of grant.

        Stock Purchase—Eligible management personnel and directors can purchase shares of Holdings' common stock at prices as determined by Holdings' Board of Directors. Under the Plan, Holdings sold (net of shares later repurchased from terminated employees) 250 shares in 2003, 150 shares in 2002 and 8,570 shares in 2001 at the fair market value of the stock at the date of purchase.

        Stock Options—Stock options granted under this Plan shall have an exercise price at least equal to the fair market value of Holdings' common stock on the date of grant. There are two types of options available for grant under the Plan. Time options have a life of ten years from the date of grant and vest over five years. Performance options have a life of ten years and become exercisable with respect to 25% of granted options on the second anniversary of the grant date and on each anniversary thereafter upon the achievement by the Company of certain performance targets. Performance options become exercisable on the eighth anniversary of the grant date to the extent that the options have not become otherwise exercisable or have not been terminated. To date, none of the performance targets that would trigger exercisability have been achieved.

        A summary of the status of the Company's options granted by Holdings at December 31, 2003, 2002 and 2001, and changes during the years ended on those dates is presented below:

	2003			2002		2001
	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	51,880		$500	62,280	$500	—	$—
Granted	1,000		500	600	500	62,280	500
Forfeited	—		—	(11,000)	500	—	—

Outstanding at end of year	52,880		$500	51,880	$500	62,280	$500

Options exercisable at end of year	10,263			5,128		—

Weighted average fair value of options granted during the year	$97.64	(a)		$123.08		$123.79

Weighted-Average Remaining Contractual Life (years)	7.39

(a)
The decrease from 2002 is due to the decrease in the assumed risk-free interest rate; see the table of "other assumptions used in fair-value pricing model" in Note 1.

12.   IMPAIRMENT CHARGES:

        The Company recorded goodwill impairment charges of $19,260 and $50,000 in 2003 and 2002, respectively related to separate reporting units within the Electronics segment. These charges were recognized based on our annual impairment testing. In computing these impairments, fair value was determined by multiplying the adjusted EBITDA of the reporting unit by a factor based primarily on the ratio of enterprise value (generally net assets excluding cash and long-term debt) to EBITDA of publicly-held companies in similar businesses, both historical and projected, as reported in published industry analyses.

        These impairments resulted from a significant decline in earnings and operating cash flows, both historical and prospective, based on global economic conditions common to significant competitors, including overcapacity, as well as the erosion of the reporting units' relative competitive position due to continued industry concentration and resulting pricing pressure.

        Based on the circumstances described above the Company also performed an impairment evaluation of certain property, plant and equipment, resulting in an impairment charge of $15,791 in 2003 based on the excess of the carrying value of the impaired assets over fair value determined by the projected future undiscounted cash flows estimated to be generated by these assets.

13.   BUSINESS RESTRUCTURINGS AND ASSET SALES:

        The Company recorded $1,850 of restructuring charges in 2003, primarily severance related to headcount reduction actions at businesses in each of our reportable segments. Of this amount, $1,337 was paid in 2003, $163 was recorded as part of the pension obligation at December 31, 2003, and we expect the remaining $350 to be paid in 2004. Severance payments were based on local regulatory laws, severance clauses in affected individuals' employment contracts, union contract provisions, or negotiated settlements. Approximately 30 individuals were terminated as a result of these actions.

        On December 21, 2001 Rockwood announced a broad-based involuntary reduction in its salary and hourly worldwide workforce of approximately 10%. The Company established a severance plan providing severance pay and medical coverage benefits for those employees affected. The severance plan for U.S. employees without a separate severance clause in an employment contract or union contract was based on two weeks base pay plus supplemental severance of one week for each full year of service, or two weeks for each year of service for employees whose service life exceeded 10 years. All severance was capped at 26 weeks. Supplemental severance also included the Company's payment of three months of COBRA benefits.

        The severance plan for non U.S. employees without individual employment contracts was based on local regulatory laws. The severance plan for U.S. and non U.S. employees with individual employment contracts was based on the provisions of each contract.

        The Company recorded a restructuring charge of $6,581 in the consolidated statement of operations for the year ended December 31, 2001 related to this program, including severance costs for 150 employees. A further net charge of $1,251 was recorded in the consolidated statements of operations in 2002 to reflect the difference between estimated and actual costs. Of this amount, $1,395 was recorded as part of the pension obligation at December 31, 2002. See Note 9.

        Selected information for the 2001 headcount reduction restructuring program is as follows:

Severance Costs
Liability balance, January 1, 2001	$—
Restructuring charge	6,581

Liability balance, December 31, 2001	6,581
Restructuring charge	1,251
Utilized in 2002	(7,170)

Liability balance, December 31, 2002	662
Utilized in 2003	(638)

Liability balance, December 31, 2003	$24

        Throughout 2001 the Company undertook certain severance restructuring actions within its worldwide salary and hourly workforce in an effort to reduce employee costs and headcounts. Severance payments were based on local regulatory laws, severance clauses in affected individuals' employment contracts, union contract provisions or negotiated settlements. Approximately 70 individuals were terminated in 2001 as a result. Total severance charges were $2,351, all of which was paid in 2001.

        Coincident with the Acquisition, the Company began a restructuring plan involving the closure and rationalization of certain facilities acquired. During fiscal 2001, the Company finalized this program. In the final purchase accounting allocation for these actions, the Company included $3,890 of restructuring reserves for severance and special termination benefits, $3,455 for closure costs, including future lease costs, environmental clean-up costs, inventory write-offs and other closure costs and $3,933 for property, plant and equipment write-downs. The total number of severed employees was 250.

        Selected information for the Acquisition related restructuring program is as follows:

	Severance Costs	Facility Closure Costs	Write- downs	Total
Purchase Accounting	$3,890	$3,455	$3,933	$11,278
Write-downs charged to income	—	—	764	764
Utilized in 2001	(409)	—	(4,697)	(5,106)

Liability balance, December 31, 2001	3,481	3,455	—	6,936
Utilized in 2002	(1,698)	(101)	—	(1,799)
Adjustment recorded to goodwill	(409)	(472)	—	(881)

Liability balance, December 31, 2002	1,374	2,882	—	4,256
Utilized in 2003	(83)	(882)	—	(965)
Adjustment recorded to goodwill	(1,291)	(800)	—	(2,091)

Liability balance, December 31, 2003	$—	$1,200	$—	$1,200

        The $9,156 of restructuring expense shown in the accompanying consolidated statement of operations for 2001 includes the $2,351 of severance charges, the $6,581 of severance costs from the 10% headcount reduction program and $224 of the write-downs in the above table. The remaining $540 of write-downs were included in cost of products sold.

        The total reserve from the above restructuring programs of $1,574 and $4,918 is reflected in "Accrued expenses and other liabilities' in the consolidated balance sheet at December 31, 2003 and at

December 31, 2002, respectively. Remaining facility closure costs will be paid over the lives of the related leases.

14.   CONTINGENCIES:

        The Company is involved in various legal proceedings, including product liability and environmental matters of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these matters, in accordance with SFAS 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company's policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred.

        The Seller is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing of the Acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification claims will not have a material effect on the Company's financial condition or results of operations.

        Environmental Matters—In the ordinary course of business, like most other industrial companies, the Company's operations are subject to extensive and evolving federal, state, local and foreign environmental laws and regulations. Governmental authorities may resort to a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements, for violation of such laws. The Company is currently involved in the assessment and remediation of some sites, which include Company owned sites and sites owned by third parties. The Seller has assumed responsibility for the obligations in connection with the third party sites.

        There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant additional costs to comply with such changes in laws and regulations. The Company monitors potential changes in laws and regulations to assess the expected impact on its results of operations. The Company has evaluated its total environmental exposure based on currently available data and believes that its environmental matters will not have a material adverse impact on the Company's financial position or results of operations. If matters previously identified by management are resolved in a manner different from original estimates, there is the potential for a material adverse effect on operating results or cash flows in any one accounting period.

        In connection with the Acquisition, the Seller agreed to indemnify the Company for certain environmental matters that related to the business as conducted prior to the Acquisition. The Seller provided a two-year indemnity with respect to noncompliance with permits and environmental laws, a five-year indemnity related to the contamination of the Company's properties (inclusive of contamination which leaks or escapes from the Company's properties) and an indemnity of unlimited duration for former properties and properties owned by others (inclusive of disposal of waste and certain other identified issues). Regarding the two and five year indemnities, the Company may seek reimbursement from the Seller for individual claims in excess of $175 after a $5,000 deductible has been exceeded. For the other indemnity, the Seller is responsible for all costs and expenses incurred. As a result, there is significant uncertainty in assessing the Company's liability for environmental matters for which the Company may not be indemnified. There can be no assurance that the Seller will adhere to its obligations and we may have to resort to legal action to enforce our rights under the indemnities.

        The Company is obligated to undertake soil remediation at one of its German facilities in the event manufacturing operations are discontinued there at some future date. The Company does not contemplate any such action in the foreseeable future, as this facility's remaining life is indefinite.

Consequently, the Company has not accrued for any costs in connection with any possible future remediation as the liability for soil remediation cannot be reasonably estimated.

        Legal Matters—A subsidiary in the Company's Performance Additives segment (the "Subsidiary") has been named as a defendant, along with numerous other parties, including other wood preservatives manufacturers, wood treaters and retailers, in several lawsuits. The plaintiffs are seeking damages relating, among other things, to the marketing, distribution and use of one of the subsidiary's wood preservative products, chromated copper arsenate (CCA). These lawsuits allege various causes of action based in contract, tort, warranty and statutory consumer fraud. Three of the lawsuits were filed seeking class action certifications: in two of the cases the trial judge denied class certification and the other case was voluntarily dismissed by plaintiffs. The other four lawsuits allege personal injuries from the use of CCA treated wood products and raise individual claims. One of these lawsuits was recently dismissed, another was settled pending appeal for a nominal amount. The two remaining lawsuits are in the discovery process.

        The Subsidiary is seeking reimbursement of defense costs and potential damages, if any, for the CCA cases from its insurance carriers. Additionally, the Subsidiary is seeking indemnification from the Seller under the terms of the Purchase Agreement. These cases and the Subsidiary's ability to recover from any third party or insurers are subject to a number of uncertainties. As a result, their impact, if any, is difficult to assess. As these proceedings have not progressed significantly to date, management cannot predict the outcome of these suits or the extent, if any, of the Subsidiary's possible loss exposure from these actions.

15.   RECEIVABLES SALE AGREEMENT:

        In December 2001 and at the end of the first and second quarters in 2002, some of the Company's US-based subsidiaries sold certain receivables to a non-consolidated, bankruptcy-remote subsidiary of the Company ("RS") in return for cash and subordinated notes. RS then sold an undivided fractional ownership interest in those receivables to a non-affiliated investor. The subordinated notes, which represent the Company's retained interest, were subordinated to the investor's interest until the investor fully recovered its investment.

        These transactions qualified as sales under the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Gain or loss on the sale of receivables depends in part on the previous carrying amount of the financial assets involved in the sale, allocated between the assets sold and the retained interests, based on the relative fair value at the date of transfer. Fair value of the subordinated retained interest approximated carrying value due to the short-term nature of the receivables. Cash proceeds were $50,000 for the 2001 transaction and $96,568 for the 2002 transactions. There was no outstanding facility at December 31, 2003 or 2002. The Company serviced the receivables sold and had cash servicing income of $52 in 2002 (none in 2001). No significant credit losses occurred among the receivables sold.

16.   SALE AND LEASEBACK:

        In June 2002, a subsidiary included in Rockwood's Performance Additives segment entered into a sale and leaseback transaction involving real estate with a non-affiliated third party. The Company realized net proceeds of approximately $12,100 from the sale. The resulting gain of approximately $4,100 was deferred and is being amortized on a straight-line basis over the initial lease term of 15 years. The deferred gain is included in other liabilities on the accompanying consolidated balance sheet. The leaseback portion, classified as an operating lease, had an initial minimum annual base rent of $1,275, with adjustments based on a standard economic index. The Company has two 10-year renewal options beyond the initial lease term.

17.   CONSOLIDATING FINANCIAL INFORMATION:

        In connection with Senior Subordinated Debt (Note 6), the following consolidating financial statements depict, in separate columns, the Parent Company (Rockwood Specialties Group, Inc.) which is the issuer of the Senior Subordinated Debt, guarantor subsidiaries, non-guarantor subsidiaries, elimination adjustments, and consolidated totals.

ROCKWOOD SPECIALTIES GROUP INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET SALES	$—	$522,836	$274,486	$797,322
COST OF PRODUCTS SOLD	—	367,660	213,702	581,362

GROSS PROFIT	—	155,176	60,784	215,960
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	315	82,382	35,262	117,959
IMPAIRMENT CHARGES	—	15,895	19,156	35,051
RESTRUCTURING CHARGE, net	—	1,292	558	1,850

OPERATING INCOME (LOSS)	(315)	55,607	5,808	61,100

OTHER INCOME (EXPENSES):
Intergroup interest, net	57,589	(54,292)	(3,297)	—
Interest, net	(68,315)	(637)	(16,872)	(85,824)
Intergroup other, net	—	(3,440)	3,440	—
Foreign exchange loss, net	(7,451)	(37)	(10,987)	(18,475)
Refinancing expenses	(33,198)	—	(5,095)	(38,293)

Net	(51,375)	(58,406)	(32,811)	(142,592)

LOSS BEFORE TAXES	(51,690)	(2,799)	(27,003)	(81,492)
INCOME TAX (BENEFIT) PROVISION	(18,095)	7,699	898	(9,498)

NET LOSS	$(33,595)	$(10,498)	$(27,901)	$(71,994)

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2002

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET SALES	$—	$505,366	$254,550	$759,916
COST OF PRODUCTS SOLD	—	349,088	193,380	542,468

GROSS PROFIT	—	156,278	61,170	217,448
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	235	79,210	33,410	112,855
IMPAIRMENT CHARGES	—	10,000	40,000	50,000
RESTRUCTURING CHARGE, net	—	—	1,251	1,251

OPERATING INCOME (LOSS)	(235)	67,068	(13,491)	53,342

OTHER INCOME (EXPENSES):
Intergroup interest, net	60,271	(59,400)	(871)	—
Interest, net	(74,507)	1,855	(15,514)	(88,166)
Intergroup other, net	(3,250)	(2,943)	6,193	—
Foreign exchange loss, net	(14,309)	(442)	(9,887)	(24,638)
Loss on receivables sold	—	(1,255)	—	(1,255)

Net	(31,795)	(62,185)	(20,079)	(114,059)

(LOSS) INCOME BEFORE TAXES	(32,030)	4,883	(33,570)	(60,717)
INCOME TAX (BENEFIT) PROVISION	(7,794)	(1,313)	3,600	(5,507)

NET (LOSS) INCOME	$(24,236)	$6,196	$(37,170)	$(55,210)

ROCKWOOD SPECIALTIES GROUP INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2001

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET SALES	$—	$479,142	$263,489	$742,631
COST OF PRODUCTS SOLD	—	344,103	202,424	546,527

GROSS PROFIT	—	135,039	61,065	196,104
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	304	94,814	52,412	147,530
RESTRUCTURING CHARGE, net	—	4,663	4,493	9,156

OPERATING INCOME (LOSS)	(304)	35,562	4,160	39,418

OTHER INCOME (EXPENSES):
Intragroup interest, net	68,256	(62,031)	(6,225)	—
Interest, net	(75,218)	2,348	(16,451)	(89,321)
Foreign exchange gain, net	4,739	—	4,880	9,619
Intragroup other, net	3,004	(1,037)	(1,967)	—
Loss on receivables sold	—	(1,177)	—	(1,177)

Net	781	(61,897)	(19,763)	(80,879)

(LOSS) INCOME BEFORE TAXES	477	(26,335)	(15,603)	(41,461)
INCOME TAX (BENEFIT) PROVISION	802	(2,473)	2,299	628

NET LOSS	$(325)	$(23,862)	$(17,902)	$(42,089)

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
YEAR ENDED DECEMBER 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(43,150)	$79,213	$6,634	$—	$42,697
Accounts receivable, net	—	78,892	59,385	—	138,277
Inventories	—	47,597	40,182	—	87,779
Deferred Income Taxes	(388)	1,993	1,183	—	2,788
Prepaid expenses and other	—	8,099	4,415	—	12,514

Total current assets	(43,538)	215,794	111,799	—	284,055
PROPERTY, PLANT AND EQUIPMENT, net	2	190,083	228,544		418,629
INVESTMENT IN SUBSIDIARIES	660,412	—	—	(660,412)	—
GOODWILL	—	362,441	321,447	—	683,888
INTERGROUP RECEIVABLE	609,061	602,176	90,968	(1,302,205)	—
OTHER INTANGIBLE ASSETS, net	—	5,703	19,969	—	25,672
DEFERRED DEBT ISSUANCE COSTS, net	2,257	9,600	2,228	—	14,085
OTHER ASSETS	—	6,429	250	—	6,679

TOTAL ASSETS	$1,228,194	$1,392,226	$775,205	$(1,962,617)	$1,433,008

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$52,611	$45,985	$—	$98,596
Income taxes payable	(578)	88	12,496	—	12,006
Accrued expenses and other liabilities	7,802	25,349	18,063	—	51,214
Long-term debt, current portion	2,697	—	6,330	—	9,027

Total current liabilities	9,921	78,048	82,874	—	170,843
LONG-TERM DEBT	642,033	—	181,895	—	823,928
INTERGROUP PAYABLE	14,663	1,129,939	157,603	(1,302,205)	—
DEFERRED INCOME TAXES	(29,610)	18,996	17,913	—	7,299
OTHER LIABILITIES	24,702	28,046	24,453	94	77,295

Total liabilities	661,709	1,255,029	464,738	(1,302,111)	1,079,365

STOCKHOLDERS' EQUITY:
Common stock	4	190,606	70,037	(260,643)	4
Paid-in capital	478,331	134,412	255,485	(399,863)	468,365
Accumulated other comprehensive income (loss)	18,587	(3,213)	71,013	—	86,387
Accumulated deficit	69,563	(184,608)	(86,068)	—	(201,113)

Total stockholders' equity	566,485	137,197	310,467	(660,506)	353,643

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,228,194	$1,392,226	$775,205	$(1,962,617)	$1,433,008

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
YEAR ENDED DECEMBER 31, 2002

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,392	$(1,738)	$2,242	$—	$42,896
Accounts receivable, net	—	71,604	50,946	—	122,550
Inventories	—	46,150	35,991	—	82,141
Deferred Income Taxes	(38,346)	45,223	—	—	6,877
Prepaid expenses and other	—	3,449	7,772	—	11,221

Total current assets	4,046	164,688	96,951	—	265,685
PROPERTY, PLANT AND EQUIPMENT, net	2	196,256	210,717		406,975
INVESTMENT IN SUBSIDIARIES	656,662	—	—	(656,662)	—
GOODWILL	—	367,185	292,172	—	659,357
INTERGROUP RECEIVABLE	540,629	574,688	51,516	(1,166,833)	—
OTHER INTANGIBLE ASSETS, net	—	7,101	20,014	—	27,115
DEFERRED DEBT ISSUANCE COSTS, net	34,479	—	5,694	—	40,173
OTHER ASSETS	—	5,709	2,015	—	7,724

TOTAL ASSETS	$1,235,818	$1,315,627	$679,079	$(1,823,495)	$1,407,029

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$50,043	$41,158	$—	$91,201
Income taxes payable	435	2,109	15,002	—	17,546
Accrued expenses and other liabilities	10,868	31,442	17,468	—	59,778
Long-term debt, current portion	17,244	—	12,268	—	29,512

Total current liabilities	28,547	83,594	85,896	—	198,037
LONG-TERM DEBT	695,033	—	151,654	—	846,687
INTERGROUP PAYABLE	47,535	1,012,375	106,923	(1,166,833)	—
DEFERRED INCOME TAXES	(50,457)	54,914	21,046	—	25,503
OTHER LIABILITIES	21,115	20,580	16,900	—	58,595

Total liabilities	741,773	1,171,463	382,419	(1,166,833)	1,128,822

STOCKHOLDERS' EQUITY:
Common stock	4	190,606	70,037	(260,643)	4
Paid-in capital	381,996	129,751	257,569	(396,019)	373,297
Accumulated other comprehensive income (loss)	8,887	(1,980)	27,118	—	34,025
Accumulated deficit	103,158	(174,213)	(58,064)	—	(129,119)

Total stockholders' equity	494,045	144,164	296,660	(656,662)	278,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,235,818	$1,315,627	$679,079	$(1,823,495)	$1,407,029

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,595)	$(10,498)	$(27,901)	$(71,994)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	—	23,166	29,219	52,385
Deferred financing costs amortization	3,005	568	744	4,317
Write-off of deferred debt issuance costs	31,798	—	5,095	36,893
Foreign exchange loss	7,451	37	10,987	18,475
Deferred income taxes	(17,109)	8,026	(8,085)	(17,168)
Goodwill impairment	—	15,895	19,156	35,051
Fair value adjustments of derivatives	3,396	—	2,598	5,994
Bad debt provision	—	1,156	507	1,663
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(6,947)	(2,139)	(9,086)
Inventories, including fair value write-up charge	—	(483)	1,285	802
Prepaid expenses and other assets	—	(4,525)	76	(4,449)
Accounts payable	—	1,599	(3,636)	(2,037)
Income taxes payable	(985)	(1,200)	(2,451)	(4,636)
Accrued expenses and other liabilities	(88,252)	85,178	2,599	(475)

Net cash (used in) provided by operating activities	(94,291)	111,972	28,054	45,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(12,341)	(5,353)	(17,694)
Capital expenditures	—	(15,476)	(18,851)	(34,327)
Sale of property, plant and equipment	—	176	84	260
Net insurance proceeds from fire damage	—	—	3,257	3,257

Net cash used in investing activities	—	(27,641)	(20,863)	(48,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	95,000	68	—	95,068
Proceeds from long-term debt, net of issuance costs	634,052	(3,448)	170,758	801,362
Payments on long-term debt	(720,303)	—	(177,312)	(897,615)

Net cash used in financing activities	8,749	(3,380)	(6,554)	(1,185)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	3,755	3,755

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(85,542)	80,951	4,392	(199)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	42,392	(1,738)	2,242	42,896

CASH AND CASH EQUIVALENTS, END OF YEAR	$(43,150)	$79,213	$6,634	$42,697

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2002

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(24,236)	$6,196	$(37,170)	$(55,210)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	21,445	24,837	46,282
Deferred financing costs amortization	5,138	—	1,035	6,173
Foreign exchange loss	14,309	442	9,887	24,638
Deferred income taxes	(5,491)	(3,438)	(5,080)	(14,009)
Goodwill impairment	—	10,000	40,000	50,000
Unrealized losses on derivatives	9,615	—	1,977	11,592
Bad debt provision	—	861	84	945
Net receivables sale activity	—	(50,000)	—	(50,000)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	3,901	105	4,006
Inventories, including fair value write-up charge	—	(2,465)	588	(1,877)
Prepaid expenses and other assets	(10)	(3,554)	(1,019)	(4,583)
Accounts payable	—	8,294	2,881	11,175
Income taxes payable	—	(152)	(188)	(340)
Accrued expenses and other liabilities	40,350	(53,168)	(18,965)	(31,783)

Net cash (used in) provided by operating activities	39,675	(61,638)	18,972	(2,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(7,345)	—	(7,345)
Capital expenditures	—	(22,516)	(13,502)	(36,018)
Sale of property, plant and equipment	—	12,136	242	12,378
Net insurance proceeds from fire damage	—	—	535	535

Net cash used in investing activities	—	(17,725)	(12,725)	(30,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(11,778)	—	(7,674)	(19,452)

Net cash used in financing activities	(11,778)	—	(7,674)	(19,452)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	2,568	2,568

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	27,897	(79,363)	1,141	(50,325)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,495	77,625	1,101	93,221

CASH AND CASH EQUIVALENTS, END OF YEAR	$42,392	$(1,738)	$2,242	$42,896

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2001

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(325)	$(23,862)	$(17,902)	$(42,089)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	39,360	35,349	74,709
Deferred financing costs amortization	4,232	—	1,190	5,422
Foreign exchange gain	(4,739)	—	(4,880)	(9,619)
Deferred income taxes	367	(10,276)	(4,934)	(14,843)
Unrealized losses on derivatives	6,661	—	1,277	7,938
Bad debt provision	—	1,814	(694)	1,120
Net receivables sale activity	—	50,000	—	50,000
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	2,859	20,621	23,480
Inventories, including fair value write-up charge	—	16,283	9,603	25,886
Prepaid expenses and other assets	(185)	(2,808)	7,774	4,781
Accounts payable	—	(23,644)	(2,298)	(25,942)
Income taxes payable	(155)	(6,926)	13,333	6,252
Accrued expenses and other liabilities	3,150	8,689	(5,417)	6,422

Net cash provided by operating activities	9,006	51,489	53,022	113,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(13,466)	(21,035)	(34,501)
Net insurance proceeds from fire damage	—	—	2,900	2,900

Net cash used in investing activities	—	(13,466)	(18,135)	(31,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving credit facility	(24,671)	—	—	(24,671)
Payment of debt rollover fee	(8,937)	—	—	(8,937)

Net cash used in financing activities	(33,608)	—	—	(33,608)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	144	144

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,602)	38,023	35,031	48,452
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	39,097	39,602	(33,930)	44,769

CASH AND CASH EQUIVALENTS, END OF YEAR	$14,495	$77,625	$1,101	$93,221

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures are effective to accomplish their objectives.

        In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Set forth below is certain information regarding the directors and executive officers of Rockwood Holdings, Inc., our ultimate parent, and Rockwood Specialties Group, Inc. and certain key employees of our subsidiaries. The information given is as of December 31, 2003.

Name	Age	Position
Seifi Ghasemi	59	Chairman and Chief Executive Officer and Director of Rockwood Specialties Group, Inc. and Rockwood Holdings, Inc.
Robert J. Zatta	54	Vice President and Chief Financial Officer and Director of Rockwood Specialties Group, Inc. and Vice President and Chief Financial Officer of Rockwood Holdings, Inc.
Thomas J. Riordan	54	Vice President, Law & Administration and Director of Rockwood Specialties Group, Inc. and Vice President, Law & Administration of Rockwood Holdings, Inc.
Stephen B. Ainscough	57	President—Timber Treatment Chemicals
Stephen M. D'Onfro	45	President—Water Treatment Chemicals
Robert Gingue	59	President—Specialty Compounds
Ronald L. Rapaport	59	President—Pigments
Vernon Sumner	52	President—Clay-based Additives
Edward A. Gilhuly	44	Director of Rockwood Holdings, Inc.
Perry Golkin	50	Director of Rockwood Holdings, Inc.
Todd A. Fisher	38	Director of Rockwood Holdings, Inc.
Brian F. Carroll	32	Director of Rockwood Holdings, Inc.
Fredrik Sjödin	29	Director of Rockwood Holdings, Inc.

        Seifi Ghasemi has been Chairman and Chief Executive Officer of Rockwood Holdings since November of 2001. From 1997 to 2001 he was with GKN, plc, a $6.0 billion per year global industrial company. He served as a Director of the Main Board of GKN, plc and was Chairman and Chief Executive Officer of GKN Sinter Metals, Inc and Hoeganes Corporation. Before that, for 18 years, Mr. Ghasemi was with the BOC Group, plc, a $5 billion per year global industrial gas company. He was a Director of the Main Board of the BOC Group, plc; President, BOC Gases Americas and Chairman and Chief Executive Officer of BOC Process Plants, LTD and Cryostar. Mr. Ghasemi has a Masters of Science degree in Mechanical Engineering from Stanford University.

        Robert J. Zatta joined Rockwood Holdings as Vice President and Chief Financial Officer in April 2001. Prior to joining Rockwood, he spent 12 years with the Campbell Soup Company, where he held several significant financial management positions, including his final position as Vice President responsible for Corporate Development and Strategic Planning. Prior to joining Campbell Soup Company in 1990, he worked for General Foods Corporation and Thomas J. Lipton, Inc. Mr. Zatta has a B.S. in Business Administration and a M.B.A. degree in Finance.

        Thomas J. Riordan has been Vice President of Rockwood Holdings since 2000 and prior to that was Vice President, Law & Administration since 1992. Mr. Riordan joined Laporte in 1989 from UOP, where from 1975 to 1989 he held various positions, most recently Chief Litigation Counsel. Prior to 1975, Mr. Riordan was within Operations Management at Time, Inc. Mr. Riordan has a B.A. in Liberal Arts, a M.B.A. and a J.D., is admitted to the Illinois Bar and is a member of the American Bar Association, and has taken part in the Wharton/Laporte Business Program.

        Stephen B. Ainscough has been President of the Timber Treatment Chemicals business line since 1990. Mr. Ainscough originally joined Laporte in 1970, and spent five years with Interox Chemicals Ltd. before rejoining Laporte in 1985. Mr. Ainscough has a B.Sc. in Industrial Chemistry, a Diploma in Business Administration and has taken part in the Wharton/Laporte Business Program.

        Stephen M. D'Onfro has been President of the Water Treatment Chemicals business line since 1997. Mr. D'Onfro joined the Gary Corporation in 1987, which became a part of the Laporte group as AlphaGary following an acquisition in 1993, where he was the Chief Financial Officer and General Manager. Mr. D'Onfro joined the Gary Corporation from Price Waterhouse, where he was a Manager in their Comprehensive Financial Services group. Mr. D'Onfro has a B.Sc. in Accounting, earned his C.P.A. certificate and has taken part in the Wharton/Laporte Business Program.

        Robert Gingue has been President of the Specialty Compounds segment since 1997. Mr. Gingue joined the Gary Corporation in 1979, where he was Vice President and General Manager. Mr. Gingue has a B.Sc. in Polymer Technology, an Associates degree in Mechanical Engineering, and has taken part in the Wharton/Laporte Business Program.

        Ronald L. Rapaport has been President of the Pigments business line since 1998. Mr. Rapaport joined Rockwood Pigment NA, Inc. in 1978, which became part of Laporte following an acquisition in 1992. Mr. Rapaport served as a Naval Supply Officer from 1967 to 1971. Mr. Rapaport has a B.S. in Accounting, a M.B.A., is a C.P.A., and has taken part in the Wharton/Laporte Business Program.

        Vernon Sumner has been President of the Clay-based Performance Additives business line since 2001. Previously, he was President and General Manager of Air Products Polymers LP. Mr. Sumner has a chemistry degree and a M.B.A. from Lehigh University and spent 27 years in various management roles with Air Products.

        Edward A. Gilhuly has been a Director of Rockwood Holdings since 2000. Mr. Gilhuly has been an executive with Kohlberg Kravis Roberts & Co. L.P. ("KKR") since 1986 and a general partner of KKR since 1995. In 1996, he became a member of Kohlberg Kravis Robert & Co. L.L.C. which serves as the general partner of KKR. From 1982 to 1984, he worked for Merrill Lynch Capital Markets in the Merger and Acquisition Department. Mr. Gilhuly is a member of the Board of Directors of Demag Holdings S.a.r.l., Medcath Corporation, Legrand SA, MTU Aero Engines GmbH, Owens-Illinois Inc., Tenovis Germany GmbH and Wincor Nixdorf International GmbH. Mr. Gilhuly has a B.A. from Duke University and a M.B.A. from Stanford University.

        Perry Golkin has been a Director of Rockwood Holdings since 2000. Mr. Golkin has been an executive with KKR and a general partner of KKR since 1995. In 1996, he became a member of Kohlberg Kravis Robert & Co. L.L.C. which serves as the general partner of KKR. Mr. Golkin is also a member of the Board of Directors of Bristol West Holdings, Inc., PRIMEDIA, Inc., Alea Group Holdings (Bermuda) Ltd, Willis Group Holdings Limited and Walter Industries, Inc. Mr. Golkin has a B.S., M.S. from The Wharton School, University of Pennsylvania and a J.D. from the University of Pennsylvania.

        Todd A. Fisher has been a Director of Rockwood Holdings since 2000, a member of Kohlberg Kravis Roberts & Co. L.L.C. since January 2001 and an executive of KKR since 1993. Prior to joining KKR, he was with Goldman, Sachs & Co. in its Corporate Finance Department. Mr. Fisher is a member of the Board of Directors of Accuride Corporation, Alea Group Holdings (Bermuda) Ltd,

Bristol West Holdings, Inc. and Willis Group Holdings Limited. Mr. Fisher has a B.A. from Brown University, a M.A. from Johns Hopkins University, and a M.B.A. from The Wharton School, University of Pennsylvania.

        Brian F. Carroll has been a Director of Rockwood Holdings since 2000 and an executive of KKR since 1995. Prior to joining KKR, Mr. Carroll was with Donaldson Lufkin & Jenrette Securities Corporation. Mr. Carroll is a member of the Board of Directors of The Boyds Collection, Ltd., AEP Industries Inc. and Borden Chemical, Inc. Mr. Carroll has a B.S. from the University of Pennsylvania and a M.B.A. from Stanford University.

        Fredrik Sjödin has been a Director of Rockwood Holdings since 2003 and an executive of KKR since 2000. Prior to joining KKR, Mr. Sjodin was with Salomon Brothers International Ltd. Mr. Sjodin has a M.Sc. from the Stockholm School of Economics, Sweden and the Leonard N. Stern School of Business, New York University.

Audit Committee

        Rockwood has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is comprised of Perry Golkin, Todd A. Fisher and Brian F. Carroll. The audit committee is responsible for (1) selecting the independent auditors, (2) approving the overall scope of the audit, (3) assisting the board in monitoring the integrity of our financial statements, the independent accountant's qualifications and independence, the performance of the independent accountants and our internal audit function and our compliance with legal and regulatory requirements and (4) handling such other matters that are specifically delegated to the audit committee by the board of directors from time to time.

Audit Committee Financial Expert

        The Board of Directors of Rockwood has determined that Todd A. Fisher is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act and is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Code of Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to Rockwood's principal executive officer, principal financial officer, principal accounting officer, controller, and all other employees of the Company, including its directors and other officers. We have filed the text of this Code of Business Conduct and Ethics as an Exhibit 14.1 to this Annual Report and on our website at www.rockwoodspecialties.com. Any changes to, or waivers from, the Code of Business Conduct and Ethics will be posted on our website.

Item 11.    Executive Compensation.

        The following table shows all compensation awarded to, earned by, or paid to our Chief Executive Officer and two other remaining executive officers during the years 2003 and 2002 whose salary and bonus exceeded $100,000. We refer to them as the "named executive officers."

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)	Restricted Stock Award(2)	Securities Underlying Options(#)	LTIP Payouts ($)	All Other Compensation
Seifi Ghasemi Chairman and Chief Executive Officer	2003 2002	$1,037,500 1,000,000	$648,690 1,421,727	$46,732 49,364	$333,335 333,335	— —	— —	$590,280 3,204,280	(3) (3)
Robert J. Zatta Vice President and Chief Financial Officer	2003 2002	368,313 351,250	149,685 328,064	27,662 32,949	— —	— —	— —	18,000 17,500	(4) (4)
Thomas J. Riordan Vice President & Secretary, Law & Administration	2003 2002	290,500 276,500	118,062 258,754	4,239 22,496	— —	— —	— —	42,725 31,694	(5) (5)

(1)
For each of Mr. Ghasemi, Mr. Zatta, and Mr. Riordan, the amount for 2003 and 2002 includes gross up and taxable portion of company provided basic life insurance of over $50,000. In addition, the amount includes a car allowance of approximately $36,000 for Mr. Ghasemi, $30,000 for Mr. Zatta and $20,000 for Mr. Riordan.

(2)
These restricted stock units (payable in shares of Rockwood Holdings' common stock) were granted under Mr. Ghasemi's employment agreement with Rockwood Holdings and vest in equal quarterly installments over a three year period. See Item 11—Executive Compensation—Employment Agreements—Employment Agreement with Mr. Ghasemi. Amounts reported represent the dollar value of the aggregate restricted stock units held by Mr. Ghasemi which vested during the respective years.

(3)
For 2003, represents $576,000 ($48,000 per month) into a non-qualified supplemental pension, $18,000 in company contributions into a qualified plan and $14,280 of annual premium paid by us with respect to life insurance benefit of Mr. Ghasemi. For 2002, represents (i) an initial contribution of $2.5 million to a non-qualified supplemental pension benefit made in January 2002, (ii) an aggregate contribution of $576,000 ($48,000 per month) into the grantor trust established for the benefit of Mr. Ghasemi, plus (iii) an additional contribution of $96,000 into the trust for November and December 2001 that had been deferred until 2002, and (iv) $14,280 of annual premium paid by us during 2002 with respect to life insurance for the benefit of Mr. Ghasemi. The contributions to the non-qualified supplemental pension are fully vested. See Item 11—Executive Compensation—Employment Agreements—Employment Agreement with Mr. Ghasemi.

(4)
Represents company contributions into various qualified plans.

(5)
Represents company contributions into various qualified and non-qualified plans.

        Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at FY-End(%)
					Value of Unexercised In-the-Money Options/SARs at FY-End($) Exercisable/ Unexercisable
Name	Shares Acquired on Exercise($)(1)	Value Realized($)(1)
			Exercisable	Unexercisable
Seifi Ghasemi	—	—	2,400	9,600	—
Thomas J. Riordan	—	—	900	1,600	—
Robert J. Zatta	—	—	368	3,312	—

(1)
None of the named executive officers exercised any stock options during 2003.

Directors' Compensation

        Our non-employee directors receive $30,000 annually for fulfilling their duties as directors, together with reimbursement of expenses. Employee directors are not separately compensated for their services as directors.

Employment Agreements

  Employment Agreement with Mr. Ghasemi

        Our ultimate parent, Rockwood Holdings, Inc, or Holdings, has entered into an employment agreement with Mr. Ghasemi, pursuant to which he is serving as our Chairman and Chief Executive Officer. The agreement automatically renews for successive one-year periods, unless either party gives 60 days advance written notice not to renew the term of the agreement prior to any such extension date.

        The agreement provides Mr. Ghasemi with an annual base salary of $1,000,000 and a target annual bonus award equal to 100% of his base salary (subject to our achievement of specified performance targets), both of which may be increased in the discretion of Rockwood Holdings' board of directors.

        The agreement also provides Mr. Ghasemi with a non-qualified supplemental pension benefit, in respect of which Holdings made an initial contribution of $2,500,000 to a grantor trust established for the benefit of Mr. Ghasemi, and Holdings is required to make continuing contributions of $48,000 per month into such trust until the date of termination of his employment. Mr. Ghasemi is fully vested in the supplemental pension benefit. Upon Mr. Ghasemi's termination of employment, he will receive the amounts in the trust over the twelve months immediately following the date of termination. In the event of a "change of control" of Rockwood Holdings, or any termination of his employment other than without "good reason" by him or for "cause" by Rockwood Holdings (all such terms are defined in the agreement), in any case occurring prior to December 31, 2003, Mr. Ghasemi is fully vested in his supplemental pension benefit. Either party may terminate the agreement at any time; however, Mr. Ghasemi must give at least 180 days advance written notice to terminate his employment (other than in connection with his notice not to renew the terms of the employment agreement, as otherwise described above).

        The agreement also required Mr. Ghasemi to purchase a certain number of shares of Rockwood Holdings common stock, and in connection therewith, provided Mr. Ghasemi with a grant of restricted stock units (payable in shares of Rockwood Holdings' common stock) which vest in equal quarterly installments over a three-year period and a grant of time options to purchase a certain number of shares of Holdings' common stock which vest over a five-year period.

        Mr. Ghasemi's employment agreement also provides that if his employment is terminated by Rockwood Holdings without "cause," (which includes Rockwood Holdings' nonrenewal of the term of the employment agreement as described above) or if he resigns for "good reason," he will be entitled to receive:

  •
  accrued but unpaid current compensation;

  •
  continued payment, in equal installments over the 24-month period following any such termination, of an amount equal to two times the sum of (x) his then base salary and (y) either (i) his target annual bonus (100% of base salary), or (ii) the average of his annual bonuses, if any, earned or payable in respect of the two full fiscal years of Rockwood Holdings prior to the date of his termination, such bonus amount depending upon whether Mr. Ghasemi's employment terminates before or after such two fiscal years have elapsed; and

  •
  full vesting of his supplemental pension benefit (as described above), plus 12 additional monthly contributions to the supplemental pension benefit trust.

        The agreement also contains certain restrictive covenants relating to confidentiality, non-competition and non-solicitation.

  Employment Agreement with Mr. Zatta

        We have entered into an employment agreement with Mr. Zatta, pursuant to which he is serving as our Vice President and Chief Financial Officer. The agreement provides for an annual base salary, subject to potential increase on an annual basis, a signing bonus, a company automobile and entitles him to participate in our health, welfare, retirement and bonus programs.

        Under his employment agreement, Mr. Zatta was entitled to purchase shares of common stock in accordance with the terms and conditions of the Management Shareholders Agreement. Mr. Zatta's employment agreement may be terminated by us for any reason at any time or by Mr. Zatta with six months' prior written notice. If his employment is terminated for any reason except for "cause", he is entitled to a payment equal to his base salary in effect at the termination date for a period of twelve months following the date we cease to utilize his services.

  Employment Agreement with Mr. Riordan

        We have entered into an employment agreement with Mr. Riordan pursuant to which he is serving as our Vice President, General Counsel and Secretary. The employment agreement is terminable upon twelve months prior written notice by us or six months prior written notice by Mr. Riordan. The employment agreement provides for base monthly salary, subject to potential increase on an annual basis, a company automobile, and entitles him to participate in our health, welfare, retirement and bonus programs.

        Mr. Riordan's employment agreement also provides that if his employment is involuntarily terminated, other than for "cause," as defined in the agreement, or he resigns with "good reason," as defined in the agreement, he will be entitled to (i) a lump sum cash payment equal to his three months base salary, (ii) continuation of health care coverage, to the extent applicable for a specified period of time, (iii) continued use of a company car for a period of twelve months, (iv) a severance payment equal to two weeks base salary plus one week salary for each year of service and, (v) a further severance payment of three months salary.

        Both Mr. Zatta's and Mr. Riordan's employment agreements contain provisions relating to confidential information and covenants not to compete for a period of one year in the event we continue to pay current salary and benefits for that period.

Compensation Committee Report

  Compensation Committee Membership

        The Compensation Committee is comprised of Edward A. Gilhuly, Perry Golkin and Todd A. Fisher, who are all executives of KKR. Mr. Gilhuly, Mr. Golkin and Mr. Fisher are directors of Holdings, our ultimate parent company.

  Compensation Philosophy, Policies and Plans for Executive Officers

        The Compensation Committee is responsible for (1) reviewing key employee compensation policies, plans and programs, (2) reviewing and approving the compensation of our executive officers, (3) reviewing and approving employment contracts and other similar arrangements between us and our executive officers, (4) reviewing and consulting with the chief executive officer on the selection of officers and evaluation of executive performance and other related matters, (5) administration of stock compensation plans and (6) such other matters that are specifically delegated to the compensation committee by the board of directors from time to time.

        We seek to attract and retain highly qualified and talented professionals. The marketplace in which we compete is highly competitive. Further, our compensation policies, while designed to secure the services of appropriate professionals, must also support our vision of creating a dynamic company, and delivering superior value and growth.

        The Chairman and Chief Executive Officer heads a group of senior executives and key employees who work together supporting our vision. The basis of our compensation philosophy is that we are focused on performance driven wealth creation, and in following this philosophy, there are three elements to our senior executive compensation:

  •
  Cash compensation through salaries, which are subject to annual review;

  •
  Variable annual cash compensation through our Annual Performance Bonus Plan; and

  •
  Long term equity compensation.

  Salaries

        Base salaries are set at a level designed to be competitive in the labor markets in which our senior executives operate.

  Annual Performance Bonus Plan

        Annual Performance Bonus Plan awards are designed to provide our senior executives, as well as our key employees, the opportunity to achieve additional cash awards based on predetermined quantitative performance, the business units for which they are responsible and, in some cases, their individual qualitative performance which support our overall goals.

        Targets set for us and our business units relate to Earnings Before Interest, Tax, Depreciation and Amortization ("EBITDA") and as well as to other specific quantifiable goals. Annual Performance Bonus Plan payments are made in March following the year of performance and those of the Chairman and Chief Executive Officer and executive officers are reviewed and approved by the Compensation Committee.

  Long Term Equity Compensation

        Owning an equity interest is a fundamental part of our compensation philosophy and furthers the goal of aligning the interests of shareholders and management. Our Chairman and Chief Executive Officer, all of our executive officers and certain key employees have ownership in Holdings' shares, principally through the Stock Purchase Plan. In addition, those persons were granted options under the Amended and Restated 2003 Stock Purchase and Option Plan (the "Stock Plan"). The number of shares of Holdings' common stock such persons were permitted to purchase were based upon a review of each participant's performance and contribution or potential contribution for new hires and the number of options granted was a common multiple of the number of shares of common stock purchased.

        All option grants made under this Plan have been made in the form of qualified and non-qualified stock options at exercise prices equal to the fair market value of Holdings' common stock at the date of grant.

  Basis for Chairman and Chief Executive Officer's Compensation

        The compensation for our Chairman and Chief Executive Officer, Mr. Seifi Ghasemi, is designed primarily with reference to our quantifiable and qualitative annual performance compared to earlier years. These include our growth in EBITDA and other quantative factors as well as Mr. Ghasemi's overall leadership and influence on our performance and direction. In particular, we achieved certain financial targets set for 2003 and the refinancing of the debt assumed as a result of the KKR Acquisition.

Edward A. Gilhuly
Perry Golkin
Todd A. Fisher

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The following table provides information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which our ultimate parent company, Rockwood Holdings' equity securities are authorized for issuance.

  Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	52,880	$500	3,800
Equity compensation plans not approved by security holders	—	—	—

Total	52,880	$500	3,800

Stock Purchase and Option Plan

        General.    We have adopted the Amended and Restated 2003 Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (formerly the 2000 Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries), or the Stock Plan, which provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), options that are not incentive stock options, and various other stock-based grants, including the shares of common stock of Rockwood Holdings ("Holdings Stock") sold to, and options granted to the executives (and other key employees), as described below under "Management Equity Participation Program." At present, under the Stock Plan we have granted options as part incentive stock options (to the maximum extent permitted by applicable law) and the remainder as non-incentive stock options. The options are generally granted as follows: 50 percent vest and become exercisable over the passage of time, which we refer to as "time options", assuming the optionee continues to be employed by us, and 50 percent vest and become exercisable over time based upon the achievement of certain performance targets, which we refer to as "performance options."

        Exercise Price.    The exercise price of the options is the fair market value of the shares underlying the options on the date of the grant of the option, unless otherwise specified for particular options.

        Vesting of Time Options.    Time options generally become exercisable by the holder of the option in installments over a five-year period in accordance with the following vesting schedule: 10% of the Holdings Stock subject to the time option on each of the first two anniversaries of an established date, which is currently November 20, 2000 or the date of the individual grant; 25% of the Holdings Stock subject to the time option on each of the third and fourth anniversaries, and the final 30% of the Holdings Stock subject to the time options on the fifth anniversary; however, the time option will become earlier exercisable as to 20% for each of the anniversaries through which an employee has completed employment in the event that an employee's employment is terminated as a result of death, Permanent Disability, Retirement, without Cause by the employee's employer, or for Good Reason by the employee. All of these terms are defined in the Stock Plan and related documents.

        Vesting of Performance Options.    Performance options generally become exercisable on the eighth anniversary of the grant date; however, a portion of the performance option will become earlier exercisable as to 25% of the Holdings Stock subject to the performance option, beginning on the second anniversary of the date the option is granted and on each anniversary thereafter, in the event and to the extent that we achieve certain performance targets, which targets are based on our achievement of certain annual and cumulative Adjusted EBITDA and return on capital targets. In the event that we do not achieve our performance targets in any given fiscal year, the performance option will only become exercisable with respect to the corresponding percentage of the option scheduled to be exercisable for that year if, in a later year, we achieve our cumulative EBITDA and return on capital targets.

        Effect of Change in Control of Holdings.    In addition, upon the occurrence of a change in control of Rockwood Holdings, as defined in the Stock Plan, the exercisability of the time options will automatically accelerate with respect to 100% of the shares of Holdings Stock subject to the time options, but the exercisability of the performance options will only accelerate to the extent that after the acceleration of such exercisability, KKR has achieved a specified internal rate of return.

        Miscellaneous.    The options will only be transferable by will or pursuant to applicable laws of descent and distribution upon the death of the optionee. The Stock Plan may be amended or terminated by Rockwood Holdings' board of directors at any time.

        Management Equity Participation Program.    Pursuant to the Stock Plan, we have adopted a management equity participation program under which certain members of our senior management were given the opportunity to purchase Holdings Stock, and were entitled to receive options to purchase additional shares of Holdings Stock, depending upon the initial number of shares each employee purchased in Rockwood Holdings. Management currently holds approximately 2% of the outstanding common equity interests in Rockwood Holdings, or 10% on a fully-diluted basis.

        We have made loans to certain of the employees in order to assist them in purchasing, in whole or in part, their Holdings Stock pursuant to the Management Equity Participation Program. The loans are repayable on the earliest to occur of (i) the fifth anniversary of the date the employee purchases his or her Holdings Stock, (ii) certain terminations of employment and (iii) the receipt by the employee of any proceeds from the sale or other disposition of his or her Holdings Stock. The loans are secured by all of an employee's Holdings Stock, including any Holdings Stock obtained upon exercise of any stock options held by the employee. As of December 31, 2003, we had approximately $0.7 million in outstanding loans to 10 of our employees, including two of our executive officers.

        The shares of Holdings Stock initially purchased by the employees, the options granted to the employees and the shares of Holdings Stock an employee may receive upon exercise of an option, are subject to transfer restrictions until the fifth anniversary of the date the employees originally purchased their Holdings Stock, and are also subject to certain risks of forfeiture, in whole or in part, prior to such fifth anniversary, including, without limitation, our right to repurchase the Holdings Stock and vested options, upon termination of an employee's employment. See the information described under Item 13-Certain Relationships and Related Transactions-Related Party Transactions—Management Stockholder's Agreement.

Beneficial Ownership

        Rockwood Holdings owns 100% of the issued and outstanding common stock of Rockwood Specialties Consolidated, Inc., which owns 100% of the issued and outstanding shares of Rockwood Specialties International, Inc., which owns 100% of the issued and outstanding shares of Rockwood Specialties Group, Inc. The following table sets forth information as of March 29, 2004 with respect to the beneficial ownership of the common stock of Rockwood Holdings by (i) each person who is known by us to beneficially own more than 5% of the Rockwood Holdings common stock, (ii) each of the directors and executive officers of Rockwood Holdings, (iii) all directors and executive officers of Rockwood Holdings and Rockwood Specialties Group, Inc. as a group and (iv) certain key employees of our subsidiaries, as well as certain other parties. Unless otherwise indicated, the address of each person named in the table below is c/o Rockwood Specialties Group, Inc., 100 Overlook Center, Princeton, NJ 08540.

Name and Address of Beneficial Owner	Beneficial Ownership of Rockwood Holdings Common Stock(1)	Percentage of Rockwood Holdings Common Stock
KKR Millenium GP LLC(2)	28,000	4.4%
KKR 1996 GP LLC(3)	564,000	92.9%
Edward A. Gilhuly(2)(3)	592,000	93.2%
Perry Golkin(2)(3)	592,000	93.2%
Todd A. Fisher(2)(3)	592,000	93.2%
Brian F. Carroll(2)(3)	592,000	93.2%
Fredrik Sjodin(2)(3)	592,000	93.2%
Allianz Lebensversicherungs-AG, Stuttgart(4)	21,191	3.5%
Merrill Lynch Capital Corporation(5)	9,082	1.5%
Seifi Ghasemi(6)	5,067	*
Robert J. Zatta(7)	1,288	*
Stephen Ainscough(8)	1,900	*
Stephen M. D'Onfro(9)	1,254	*
Robert Gingue(8)	1,900	*
Ronald L. Rapaport(8)	1,900	*
Thomas J. Riordan(8)	1,900	*
Vernon Sumner(10)	1,064	*
All directors and executive officers of Rockwood Holdings and Rockwood Specialties Group as a group (8 persons)	600,255	93.9%

*
Less than 1%.

(1)
The amounts and percentages of Rockwood Holdings common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.

(2)
Rockwood Holdings shares shown as beneficially owned by KKR Millennium GP LLC reflect shares of common stock issuable upon exercise of warrants owned of record by KKR Millennium Fund L.P. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund L.P. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Scott Stuart, Edward A. Gilhuly, Johannes P. Huth, Todd A. Fisher and Alexander Navab, Jr., as members of KKR Millennium GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC, but disclaim such beneficial ownership. Messrs. Brian F. Carroll and Fredrik Sjodin are directors of Rockwood Holdings and executives of KKR. They disclaim beneficial ownership of any of Rockwood Holdings shares beneficially owned by KKR. The address of KKR Millennium GP LLC and each individual listed above is c/o Kohlberg Kravis Roberts & Co., L.P., 9 West 57th Street, New York, New York 10019.

(3)
Rockwood Holdings shares shown as beneficially owned by KKR 1996 GP LLC are owned of record by KKR 1996 Fund L.P. KKR 1996 GP LLC is the general partner of KKR Associates 1996 L.P., which is the general partner of KKR 1996 Fund L.P. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Scott Stuart, Edward A. Gilhuly, Johannes P. Huth, Todd A. Fisher and Alexander Navab, Jr., as members of KKR 1996 GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR 1996 GP LLC, but disclaim such beneficial ownership. Messrs. Brian F. Carroll and Fredrik Sjodin are directors of Rockwood Holdings and executives of KKR. They disclaim beneficial ownership of any Rockwood Holdings shares beneficially owned by KKR. The address of KKR 1996 GP LLC and each individual listed above is c/o Kohlberg Kravis Roberts & Co., L.P., 9 West 57th Street, New York, New York 10019.

(4)
The address for such person is Reinsburgstrasse 19, D-70178 Stuttgart, Germany.

(5)
The address for such person is c/o Merrill Lynch & Co., 4 World Financial Center, North Tower, New York, NY 10080.

(6)
Rockwood Holdings shares shown as beneficially owned by Mr. Ghasemi includes 2,400 shares underlying exercisable stock options held by him.

(7)
Rockwood Holdings shares shown as beneficially owned by Mr. Zatta includes 368 shares underlying exercisable stock options held by him.

(8)
Rockwood Holdings shares shown as beneficially owned by each of Mr. Ainscough, Mr. Gingue, Mr. Rapaport and Mr. Riordan includes 900 shares underlying exercisable stock options held by each of them.

(9)
Rockwood Holdings shares shown as beneficially owned by Mr. D'Onfro includes 594 shares underlying exercisable stock options held by him.

(10)
Rockwood Holdings shares shown as beneficially owned by Mr. Summer includes 304 shares underlying exercisable stock options held by him.

Item 13.    Certain Relationships and Related Transactions.

Investors' Rights Agreement

        Rockwood Holdings has entered into an investors rights agreement, dated November 20, 2000, with Merrill Lynch Capital Corporation and KKR. Pursuant to this agreement, Rockwood Holdings issued shares of its common stock to Merrill Lynch Capital Corporation for a purchase price of $.01 per share, in consideration for making a pay-in-kind loan to Rockwood Specialties Consolidated, Inc., a subsidiary of Rockwood Holdings, formerly known as K-L Sub 1 Inc.

        The shares of common stock issued to Merrill Lynch Capital Corporation are subject to certain restrictions on transfer. In addition, prior to a public offering of shares of common stock of Rockwood Holdings, holders of the common stock as "Investors" under the agreement must offer their shares to Rockwood Holdings prior to any transfer of the shares. The shares may, however, be transferred to persons, or their designees, that become lenders under the pay-in-kind loan facility.

        If KKR sells shares of common stock representing more than 40% of the number of shares originally purchased by them to any third party, then the holders of common stock as "Investors" under the agreement have customary rights to participate in the sale on a pro rata basis with KKR. In addition, if KKR proposes to transfer more than 50% of the number of shares originally purchased by them to any third party, KKR may require that such holders transfer their shares on the same terms. The agreement also provides the holders of shares under the agreement with certain pre-emptive rights to purchase shares of common stock or other voting capital stock of Rockwood Holdings if Rockwood Holdings issues shares of common stock or such voting capital stock.

Management Stockholder's Agreement

        In connection with the KKR Acquisition, Rockwood Holdings entered into a management stockholder's agreement, dated as of February 2, 2001, with KKR and the other members of its management that hold shares of its common stock. The following summary of the terms of that agreement should be read in conjunction with the information described under the caption Item 12-Security Ownership of Certain Beneficial Owners and Management—Stock Purchase and Option Plan.

        Restrictions on Transfers.    The management stockholder's agreement imposes significant restrictions on transfers of shares of common stock. Pursuant to the management stockholder's agreement, except for certain permitted transfers and sales of shares of common stock pursuant to an effective registration statement under the Securities Act, the shares of common stock generally will be non-transferable by any means at any time prior to the fifth anniversary of the date the stockholder executed the management stockholder's agreement and acquired the shares of common stock.

        Right of First Refusal.    At any time after the fifth anniversary of the management stockholder's agreement and prior to the occurrence of a Public Offering, as defined in the management stockholder's agreement, if the stockholder receives a bona fide offer to purchase any or all of his or her shares of common stock from a third party (including, without limitation, in connection with proposed sales of securities by the stockholder pursuant to a registration statement under the Securities Act and any applicable state securities law or under an available exemption from registration under the Securities Act, including Rule 144 under the Securities Act if such Rule is then available, and any applicable state securities law, but excluding any proposed sale pursuant to said Rule 144 (subject to such Rule being available) after a Public Offering has occurred) which the stockholder wishes to accept, then Rockwood Holdings will have a right of first refusal, for a period of 30 days, to purchase, or to arrange for a third party to purchase, all of the shares of common stock subject to such offer either (i) at the same price and on the same terms and conditions as such offer or (ii) if such offer includes any consideration other than cash, then at the sole option of Rockwood Holdings, at the equivalent all cash price, determined in good faith by Rockwood Holdings' Board of Directors. If at the end of such 30 day period, Rockwood Holdings has not tendered the purchase price for the shares of common stock, the stockholder may during the succeeding 30-day period sell not less than all of the shares of common stock covered by such offer to the third party at a price and on terms no less favorable to the purchaser than those of such offer.

        Resale of Stock and Options to Rockwood Holdings Upon a Repurchase Event.    If, on or prior to the fifth anniversary of the management stockholder's agreement, the stockholder is still employed by Rockwood Holdings or any of its subsidiaries and the stockholder either dies or becomes permanently disabled (any such event is a "Repurchase Event"), then the stockholder, the stockholder's estate or a trust the sole beneficiaries of which are either the stockholder or the immediate family members of the stockholder, as the case may be, will have the right, for a period of 60 days following the date that is six months and a day after the occurrence of the Repurchase Event, to require Rockwood Holdings to purchase all of the shares of common stock then held by such stockholder, the stockholder's estate and/or the trust, as the case may be, at the fair market value. In the event the stockholder exercises this right, Rockwood Holdings will also purchase all of the outstanding exercisable options held by the stockholder, at a price equal to the excess, if any, of the fair market value over the exercise price of the option. If the option price is zero or a negative number, the stockholder's outstanding stock options, whether or not then exercisable, will be automatically terminated upon the repurchase of the shares of common stock.

        Rockwood Holding's Option to Repurchase Stock and Options of the Stockholder.    Rockwood Holdings will have the right to repurchase shares of common stock and options held by stockholders upon the occurrence of certain events, including the termination of the stockholder's employment, at various repurchase prices.

        Limitation on Call Right; Repurchase Prices.    Rockwood Holdings will not be required to complete the repurchase of any stockholder's, stockholder's estate's or stockholder's trust's shares of common stock or options if such repurchase would not be permitted by the terms of any debt instruments to which Rockwood Holdings, or its subsidiaries, is subject. In any such case, the closing of the repurchase may occur on the first business day, which is ten calendar days after it could take place without violating any of the foregoing restrictions. For purposes of calculating the amount to be paid in respect of the options, the number of exercisable options will be fixed as of the date on which the repurchase would have been completed in the absence of the circumstances described above, but the fair market value will be calculated as of the last day of the month preceding the later of (i) the month in which the event giving rise to the repurchase occurs and (ii) the month in which the repurchase date occurs.

Sale Participation Agreement

        KKR has entered into a sale participation agreement, dated February 2, 2001, with each member of our management who owns shares of common stock of Rockwood Holdings. The sale participation agreement grants to the stockholders the right to participate in any sale for cash or other consideration of shares of common stock by KKR occurring prior to the fifth anniversary of the first Public Offering, as defined in the sale participation agreement. The stockholder will be able to sell the maximum number of shares of common stock then held by such stockholder or acquired under exercisable options, which is proportional to the number of shares being sold by KKR in relation to the number of shares then owned by KKR.

        If KKR receives an offer from a person to purchase at least a majority of the shares of common stock then owned by KKR, and such offer is accepted by KKR, the stockholder, stockholder's estate and stockholder's trust may be required, if so requested by KKR, to sell in such transaction on the same terms and conditions as to be paid and given to KKR, up to the same number of shares of common stock that the stockholder, stockholder's estate and stockholder's trust would be able to sell pursuant to the preceding paragraph.

        Shares of common stock sold by a stockholder pursuant to the sale participation agreement will not be subject to any restrictions on transfer imposed by the management stockholder's agreement.

Management Services Agreement with KKR

        In November 2000, we paid a transaction fee to KKR of $8.1 million in connection with the closing of the KKR Acquisition. In addition, in connection with the KKR Acquisition, Rockwood Holdings has entered into a management services agreement with KKR. Under this agreement, KKR will provide consulting and management advisory services to us for an annual fee of $0.6 million. This annual fee is paid by our U.S. subsidiaries.

Registration Rights Agreement

        KKR and Rockwood Holdings have entered into a registration rights agreement, dated November 20, 2000, pursuant to which the holders of shares of common stock of Rockwood Holdings will have the right to register their shares with the SEC along with KKR in the event that KKR sells shares of Rockwood Holdings common stock in a Public Offering, as that term is defined in the management stockholder's agreement. The shares of common stock registered in this manner will not be subject to any restrictions on transfer imposed by the management stockholder's agreement.

        A stockholder will be able to register the maximum number of shares of common stock then held by such stockholder, or acquired under exercisable options, which is proportional to the number of shares being registered by KKR in relation to the number of shares then owned by KKR.

Rockwood Specialties Consolidated, Inc. Pay-in-kind Loans/Notes

        In connection with the KKR Acquisition, Rockwood Specialties Consolidated, Inc., one of our parent companies, borrowed $100.0 million under a pay-in-kind unsecured subordinated loan facility made by Merrill Lynch Capital Corporation, an affiliate of Merrill Lynch & Co. The proceeds of the Rockwood Specialties Consolidated pay-in-kind, or PIK, loans were contributed to us as common equity.

        The PIK loans mature on November 20, 2011 and bear PIK interest at a rate of 15% per year. It is intended that the PIK loans will be replaced prior to their maturity through an exchange with Rockwood Specialties Consolidated for PIK notes, which will bear the same interest rate as the PIK loans and will have a maturity date of November 20, 2011. As of December 31, 2003, the aggregate principal amount of such loans and notes had accreted to $156.9 million.

        As part of the issuance of the Rockwood Specialties Consolidated PIK notes, Merrill Lynch Capital Corporation has entered into a board observer's agreement with Rockwood Specialties Consolidated which rights thereunder have been assigned to Allianz in connection with the purchase by Allianz of $70.0 million initial face value of Rockwood Specialties Consolidated PIK notes.

Rockwood Specialties International, Inc. Senior Discount Notes

        Concurrently with the private offering of the notes under the terms of our indenture, Rockwood Specialties International, Inc., our immediate parent company, issued senior discount notes resulting in gross proceeds of $70.0 million ($111.6 million aggregate principal amount at maturity). The proceeds of these senior discount notes were contributed to us as common equity.

        These senior discount notes do not require Rockwood Specialties International to pay cash interest until 2007, at which point interest will accrue on the notes at a rate of 12% per annum. Concurrently with this private offering of our outstanding notes, the initial purchasers and/or their affiliates purchased the senior discount notes and immediately following such purchase, such entities sold such senior discount notes to affiliates of KKR. Rockwood Specialties International will rely on income generated from our operations, paid to it as dividends, to make these interest payments. The senior discount notes will mature on August 15, 2011. As of December 31, 2003, the aggregate principal amount of such loans and notes had accreted to $73.7 million.

        Affiliates of KKR that own the senior discount notes as a result of such purchase will not sell the senior discount notes until the maturity date of the senior discount notes (or such earlier date on which they are redeemed, repaid or are otherwise no longer outstanding), except that such affiliates of KKR may sell the senior discount notes (i) to other affiliates, including, potentially, a small portion thereof to members of our management, (ii) in connection with or following a change of control transaction or event after which affiliates of KKR own less than 50% of the voting stock of Rockwood Holdings (or any successor thereto) and (iii) if the 15% PIK Loans and Notes due 2011 of Rockwood Specialties Consolidated, Inc. have been redeemed or repaid with the proceeds of an equity offering or cash flow generated by us and our subsidiaries.

Rockwood Holdings, Inc. Preferred Stock

        In connection with the July 2003 refinancing, Rockwood Holdings, our ultimate parent company, issued $25.0 million aggregate liquidation preference of its preferred stock to affiliates of KKR. The preferred stock pays dividends at 15% per annum and is redeemable by Rockwood Holdings at its option at any time. Holders of the preferred stock participate in any dividends paid on the common stock. The preferred stock is also convertible into common stock of Rockwood Holdings, at the option of the holder, on or after an initial public offering of common stock of Rockwood Holdings at a conversion price equal to the then current market price, subject to adjustment. In addition, upon a change of control of Rockwood Holdings, the holder will be able to require Rockwood Holdings to repurchase the preferred stock at 101% of the aggregate liquidation preference and accrued and unpaid dividends plus 1% of the aggregate consideration paid to holders of common stock in the change of control transaction, subject to adjustment. When the preferred stock is redeemed or converted into common stock, the holder will also receive 1% of the aggregate value of Rockwood Holdings' common stock in cash or, in the case of conversion, additional shares of common stock of Rockwood Holdings, subject to adjustment. The proceeds from the issuance of the preferred stock were contributed to us as common equity. In connection therewith, Rockwood Holdings issued to affiliates of KKR warrants, exercisable at any time at a specified exercise price, to purchase 28,000 additional shares of common stock of Rockwood Holdings.

Loans to Management

        In connection with our Management Equity Participation Program, we made loans to certain members of our management, including two of our executive officers, in order to assist them in purchasing, in whole or in part, their Holdings Stock. These loans accrue interest at the applicable federal rate at the time of investment, and are repayable upon the earliest to occur of (1) the fifth anniversary of the date the Holdings Stock was purchased, (2) certain terminations of employment, and (3) the receipt by the borrower of any proceeds from the sale or other disposition of his or her Holdings Stock. At December 31, 2003, the outstanding principal balance of the loans amounted to $0.7 million. These loans have not been materially modified or renewed since July 30, 2002. Through December 31, 2003, all current members of management were current in their payments of principal and interest. See Item 12-Security Ownership of Certain Beneficial Owners and Management—Stock Purchase and Option Plan.

Item 14.    Principal Accounting Fees and Services

        Pursuant to a policy adopted by the Audit Committee in 2003, the Audit Committee pre-approves all permissible services provided by our independent auditor, Deloitte & Touche, LLP and the member firms of Deloitte Touche Tohmatsu and their respective affiliates, which includes Deloitte Consulting (collectively "Deloitte"). In addition to annual audit fees, the Audit Committee grants pre-approvals of certain tax and other specific non-auditing services provided that aggregate billings for the services encompassed by each such pre-approval do not exceed a pre-approved dollar threshold and provided that such specific services are subsequently presented to the Audit Committee. The Audit Committee's pre-approval policy of non-audit services is based on its consideration of whether the provision of such non-audit services is compatible with maintaining Deloitte's independence. For all other services provided by Deloitte, the Audit Committee has delegated to each member the authority to approve such services with such decision to be presented to the Audit Committee at its next regularly scheduled meeting. A de minimis provision also exists to provide retroactive approval under certain circumstances for amounts not to exceed in aggregate 5% of total fees paid to Deloitte in a given year.

        The following table summarizes aggregate fees billed to us by Deloitte for the fiscal years below, calculated in part based on amounts billed through March 23, 2004, with the following notes explaining the services underlying the table captions:

	2003	2002
Audit fees	$2,574	$1,633
Audit-related fees	382	26
Tax fees	1,056	1,240
All other fees	66	203

Total	$4,078	$3,102

The Audit-related fees includes services for:

  •
  Due diligence related to potential and consummated mergers, acquisitions, and dispositions;

  •
  Sarbanes-Oxley Act, Section 404 advisory services;

  •
  Internal control reviews; and

  •
  Other attestation services not required by statute or contractual obligation.

The Tax fees includes services for:

  •
  Tax compliance—services performed, based on facts already in existence or transactions that have already occurred, to document, compute, and obtain government approval for amounts to be included in our tax filings. Such services includes:

  •
  Preparation of federal, state and local income and franchise tax returns;

  •
  Preparation or assistance with tax return filings in foreign jurisdictions;

  •
  Consultation regarding maximizing utilization of available tax credits and incentives based on existing facts and circumstances, including preparation of amended returns as needed;

  •
  Requests for technical advice in response to taxing authorities;

  •
  Assistance with tax correspondence, audits, and appeals;

  •
  Advice regarding preparation of certain other tax returns required in various foreign and local jurisdictions; and

  •
  Preparation in 2002 and assistance and guidance relating to our preparation in 2003 of the corporate income tax provision; and

  •
  Tax planning and advice—services provided in connection with proposed transactions or restructure or recharacterization of existing situations to plan for tax liabilities. Such services includes advice concerning:

  •
  Structure of mergers, acquisitions, and dispositions of businesses and assets;

  •
  Restructuring of legal entities including corporate expense and basis allocation;

  •
  Structure of debt, equity and other financing transactions;

  •
  Due diligence of tax matters regarding mergers, acquisitions and dispositions;

  •
  Assistance with tax planning and compliance regarding our agreement with the Seller including tax indemnification matters; and

  •
  Intra-group financing and dividends.

All other fees includes services for:

  •
  Planning and implementation of management information systems in 2002; and

  •
  Human capital advisory services, including actuarial services.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
List of documents filed as part of this report:

		Page
1.	Financial Statements

	Financial Statements:
	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	61
	Consolidated Balance Sheets as of December 31, 2003 and 2002	62
	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	63
	Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2003, 2002 and 2001	64
	Notes to Consolidated Financial Statements	65

2.	Financial Statement Schedules:

	None

3.	Exhibits:
Exhibit No.	Description of Exhibit
*2.1	Business and Share Sale and Purchase Agreement, dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
*3.1	Amended and Restated Certificate of Incorporation of Rockwood Specialties Group, Inc., as amended
*3.2	By-Laws of Rockwood Specialties Group, Inc.
*4.1	Indenture dated as of July 23, 2003 among Rockwood Specialties Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee
*10.1
Amendment and Restatement Agreement, dated as of December 8, 2003, among the Company, as US Borrower, Rockwood Specialties Limited, as UK Borrower, Rockwood Specialties International, Inc., Rockwood Specialties Consolidated, Inc. and Rockwood Holdings, Inc., as Parent Companies, the several lenders from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, Merrill Lynch International, as Syndication Agent, Goldman Sachs Credit Partners L.P and General Electric Capital Corporation, as Co-Documentation Agents
*10.2
Form of Security Agreement dated as of July 23, 2003 among Rockwood Specialties International, Inc., Rockwood Specialties Group, Inc. as US Borrower and each of the Subsidiaries of the US Borrower as listed in the Agreement and JPMorgan Chase Bank as Administrative Agent for the Lenders party to the Credit Agreement dated as of July 23, 2003

*10.3
Form of Pledge Agreement dated as of July 23, 2003 among Rockwood Specialties International, Inc., Rockwood Specialties Group, Inc. as US Borrower and each of the Subsidiaries of the US Borrower as listed in the Agreement and JPMorgan Chase Bank as Administrative Agent for the Lenders party to the Credit Agreement dated as of July 23, 2003
*10.4
Form of Guarantee dated as of July 23, 2003 among Rockwood Specialties International, Inc., Rockwood Specialties Group, Inc. as US Borrower and each of the Subsidiaries of the US Borrower as listed in the Agreement and JPMorgan Chase Bank as Administrative Agent for the Lenders party to the Credit Agreement dated as of July 23, 2003
*10.5	Deed of Tax Covenant dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
*10.6	Environmental Deed dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
*10.7	Form of Management Stockholder's Agreement, dated as of January 30, 2001, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
*10.8
Form of Sale Participation Agreement, dated as of January 30, 2001, among Rockwood Holdings, Inc., each Management Stockholder party to the Management Stockholders' Agreement, dated as of January 30, 2001, KKR Partners II L.P and KKR 1996 Fund L.P
*10.9	Form of Pledge Agreement in favor of Rockwood Specialties, Inc. made by an executive officer in connection with management equity participation
*10.10	Form of Promissory Note made by an executive officer in connection with management equity participation
*10.11	Amended and Restated 2003 Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries
*10.12	Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
*10.13	Employment Agreement dated as of March 21, 2001 between Rockwood Specialties, Inc. and Robert J. Zatta
*10.14	Employment Agreement dated as of October 14, 1994 and amended as of August 26, 1999 between Laporte Inc. and Thomas J. Riordan
*10.15	Profit-Sharing/401(K) Plan for Employees of Rockwood Specialties, Inc.
*10.16	The Rockwood Specialties, Inc. Money Purchase Pension Plan
*10.17	Supplementary Savings Plan of Laporte Inc.
*10.18	Rockwood Specialties, Inc. Deferred Compensation Plan
*10.19	Lease Agreement dated as of June 25, 2002 between ADVA 15 (GA) LLC and Advantis Technologies, Inc.
*10.20	Lease Agreement dated as of August 9, 2000 between The Second Industrial Partnership Limited and Micro Image Technology Limited
*10.21	Lease Agreement dated as of August 1, 2002 between N. Dennis Berg Revocable Living Trust and the Richard and Elizabeth Berg Family Trust and Exsil, Inc.

*10.22
Amendment No. 1 dated as of September 29, 2003 to the Credit Agreement, dated as of July 23, 2003, among the Company, as US Borrower, Rockwood Specialties Limited, as UK Borrower, Rockwood Specialties International, Inc., as a Guarantor, Rockwood Specialties Consolidated, Inc. and Rockwood Holdings, Inc., as Parent Companies, the several lenders from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, Merrill Lynch International, as Syndication Agent and Joint Lead Arranger, Goldman Sachs Credit Partners L.P., as Documentation Agent and J.P. Morgan Securities Inc., as Joint Lead Arranger
14.1	Code of Business Conduct and Ethics
*21.1	List of Subsidiaries
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to Exhibits to Registration Statement (File No. 333-109686) on Form S-4 of the Registrant, filed on December 18, 2003.

(b)
Reports on Form 8-K:

        No reports on Form 8-K were filed for the last quarter of the period covered by this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD SPECIALTIES GROUP, INC.
By:	/s/ SEIFI GHASEMI Seifi Ghasemi Chairman of the Board and Chief Executive Officer Date: March 30, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Name	Title	Date

/s/ SEIFI GHASEMI By: Seifi Ghasemi	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	Date: March 30, 2004
/s/ ROBERT J. ZATTA By: Robert J. Zatta	Vice President and Chief Financial Officer and Director (Principal Financial Officer)	Date: March 30, 2004
/s/ JAMES SULLIVAN By: James Sullivan	Corporate Controller	Date: March 30, 2004
/s/ THOMAS J. RIORDAN By: Thomas J. Riordan	Vice President Law and Administration and Director	Date: March 30, 2004

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accounting Fees and Services
PART IV