Form 10-Q
period 2004-03-31
ROCKWOOD SPECIALTIES GROUP INC
filed 2004-05-17
CIK 1261302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number    33-109686

Rockwood Specialties Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	52-2277390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Overlook Center, Princeton, New Jersey 08540

(Address of principal executive offices) (Zip Code)

(609)-514-0300

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 14, 2004, there were outstanding 382,000 shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003
NET SALES	$227,370	$180,155
COST OF PRODUCTS SOLD	164,982	134,108
GROSS PROFIT	62,388	46,047

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	35,179	30,372
RESTRUCTURING CHARGE, net	—	295
OPERATING INCOME	27,209	15,380
OTHER INCOME (EXPENSES):
Interest, net	(16,646)	(20,773)
Foreign exchange gain (loss), net	12,257	(13,572)
Net	(4,389)	(34,345)
INCOME (LOSS) BEFORE TAXES	22,820	(18,965)
INCOME TAX PROVISION (BENEFIT)	7,808	(5,690)
NET INCOME (LOSS)	$15,012	$(13,275)

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	March 31, 2004	December 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,350	$42,697
Accounts receivable, net	161,674	138,277
Inventories	92,463	87,779
Deferred income taxes	2,821	2,788
Prepaid expenses and other	15,160	12,514
Total current assets	304,468	284,055
PROPERTY, PLANT AND EQUIPMENT, net	414,014	418,629
GOODWILL	687,162	683,888
OTHER INTANGIBLE ASSETS, net	23,593	25,672
DEFERRED DEBT ISSUANCE COSTS	13,637	14,085
OTHER ASSETS	7,106	6,679
TOTAL ASSETS	$1,449,980	$1,433,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$97,623	$98,596
Income taxes payable	14,636	12,006
Accrued expenses and other current liabilities	62,793	51,214
Long-term debt, current portion	11,579	9,027
Total current liabilities	186,631	170,843
LONG-TERM DEBT	812,626	823,928
DEFERRED INCOME TAXES	10,655	7,299
OTHER LIABILITIES	76,138	77,295
Total liabilities	1,086,050	1,079,365
STOCKHOLDERS’ EQUITY:
Common stock ($.01 par value, 1,000,000 shares authorized; 382,000 shares issued and outstanding)	4	4
Paid-in capital	467,749	468,365
Accumulated other comprehensive income	82,278	86,387
Accumulated deficit	(186,101)	(201,113)
Total stockholders’ equity	363,930	353,643
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,449,980	$1,433,008

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months ended March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,012	$(13,275)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,787	12,062
Deferred financing costs amortization	469	1,538
Foreign exchange gain (loss)	(12,257)	13,554
Fair value adjustment of derivatives	(2,272)	1,026
Bad debt provision	664	(202)
Deferred income taxes	3,786	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(23,700)	(19,659)
Inventories	(4,702)	(3,183)
Prepaid expenses and other assets	(3,130)	(2,589)
Accounts payable	(920)	917
Income taxes payable	2,794	(5,690)
Accrued expenses and other liabilities	11,802	(10,316)
Net cash provided by (used in) operating activities	1,333	(25,817)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(11,961)
Capital expenditures	(6,741)	(7,488)
Proceeds on sale of property, plant and equipment	33	195
Insurance proceeds from fire damage, net	—	3,257
Net cash used in investing activities	(6,708)	(15,997)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(4,527)	—
Proceeds from long-term debt	—	20,000
Net cash (used in) provided by financing activities	(4,527)	20,000
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(445)	3,242
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,347)	(18,572)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,697	42,896
CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,350	$24,324

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net	$8,006	$18,337
Income taxes paid, net of refunds	$1,170	$542

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

(Dollars and euros in thousands, except per share amounts)

1.                                      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description, Background and Basis of Presentation—Rockwood Specialties Group, Inc. and Subsidiaries (“Rockwood” or the “Company”) is a worldwide manufacturer and distributor of specialty chemicals and performance materials used for industrial and commercial purposes.

The Company is an indirect wholly-owned subsidiary of Rockwood Holdings, Inc., (“Holdings”), an entity controlled by Kohlberg, Kravis Roberts & Co. L.P. (“KKR”) through an acquisition of certain assets, stock and businesses from Laporte plc (the “Seller”) on November 20, 2000. The cost of the acquisition (the “Acquisition”), along with related fees and expenses, was financed using aggregate proceeds of $1,227,000 consisting of $382,000 in equity contributed by entities controlled by KKR and $845,000 of borrowings under a Credit Agreement, dated November 20, 2000 (the “Credit Agreement”), with certain lending institutions (the “Lenders). The borrowings under this Credit Agreement were refinanced in July 2003. KKR provides consulting and management advisory services to us for an annual fee of $600.

The accompanying condensed consolidated balance sheets of Rockwood and the related condensed consolidated statements of operations and cash flows are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

The interim financial statements included herein are unaudited. The condensed consolidated financial statements are presented based upon accounting principles generally accepted in the United States of America (“US GAAP”), except that certain information and footnote disclosures, normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”). Management believes the disclosures herein are adequate and the financial statements reflect adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2004 and December 31, 2003 and the results of its operations and its cash flows for the quarters ended March 31, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Revenue Recognition—The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience.

Stock-Based Compensation—The Company accounts for its Amended and Restated 2003 Stock Purchase and Option Plan (the “Plan”) under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation is reflected in net income (loss) for this Plan, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended March 31,
	2004	2003
Net income (loss), as reported	$15,012	$(13,275)
Stock-based employee compensation expense determined under fair value based method, net of tax	(116)	(105)
Pro forma net income (loss)	$14,896	$(13,380)

Comprehensive income (loss)—Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), summarized as follows:

	Three months ended March 31,
	2004	2003
Net income (loss)	$15,012	$(13,275)
Foreign currency translation	(4,109)	7,947
Comprehensive income (loss)	$10,903	$(5,328)

Reclassifications—Certain prior year amounts have been reclassified to conform to current year classification.

Recent Accounting Pronouncements—No new accounting pronouncements have been adopted nor issued during 2004 that would have a significant impact on the Company’s financial position, results of operations or cash flows.

2.                                      SEGMENT INFORMATION:

Rockwood operates in three reportable segments according to the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by its key decision makers. The three segments, each of which includes various business lines, are: (1) Performance Additives, which consists of pigments, timber treatment chemicals, clay-based additives and water treatment chemicals; (2) Specialty Compounds, which consists of plastic compounds; and (3) Electronics, which consists of electronic chemicals, wafer reclaim and photomasks.

The accounting policies of the segments are the same as those described in Note 1.

Summarized financial information for each of the reportable segments is provided in the following table.

	Performance Additives	Specialty Compounds	Electronics	Corporate and Eliminations	Consolidated
Three Months Ended March 31, 2004
Net sales	$139,078	$47,880	$40,412	$—	$227,370
Operating income (loss)	24,946	5,400	1,590	(4,727)	27,209
Adjusted EBITDA	32,054	6,776	6,640	(4,390)	41,080

Three Months Ended March 31, 2003
Net sales	$100,775	$43,990	$35,390	$—	$180,155
Operating income (loss)	13,004	4,787	1,962	(4,373)	15,380
Adjusted EBITDA	19,550	6,023	6,195	(3,427)	28,341

The summary of segment information above includes “Adjusted EBITDA”, a financial measure used by senior management to evaluate the operating performance of each segment. We define Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain non-recurring gains and charges and certain items deemed by our senior management to have little or no bearing on the day-to-day operating performance of our business segments and reporting units.  In addition, management uses Adjusted EBITDA as the most significant criterion in the calculation of performance-based cash bonuses.

Below is segment information reconciling net income (loss) to Adjusted EBITDA:

	Performance Additives	Specialty Compounds	Electronics	Corporate and Eliminations	Consolidated
Three Months Ended March 31, 2004
Net income	$10,351	$3,734	$671	$256	$15,012
Income tax (benefit) provision	8,429	1,725	1,220	(3,566)	7,808
Interest expense, net	7,560	(59)	1,518	7,627	16,646
Depreciation and amortization	7,108	1,376	5,050	253	13,787
Systems/organization establishment expenses	—	—	—	84	84
Foreign exchange loss (gain)	(1,394)	—	(1,819)	(9,044)	(12,257)
Total Adjusted EBITDA	$32,054	$6,776	$6,640	$(4,390)	$41,080

Three Months Ended March 31, 2003
Net income (loss)	$4,043	$3,470	$159	$(20,947)	$(13,275)
Income tax (benefit) provision	1,733	1,487	68	(8,978)	(5,690)
Interest expense, net	7,220	(73)	1,626	12,000	20,773
Depreciation and amortization	6,223	1,220	4,099	520	12,062
Restructuring and related charges	180	16	99	—	295
Systems/organization establishment expenses	—	—	—	372	372
Acquisition and disposal costs	—	—	35	54	89
Inventory write-up reversal	143	—	—	—	143
Foreign exchange loss (gain)	8	(97)	109	13,552	13,572
Total Adjusted EBITDA	$19,550	$6,023	$6,195	$(3,427)	$28,341

A significant component of Adjusted EBITDA is foreign exchange (gain) loss.  The Company has recorded foreign exchange (gains) and losses reflecting the non-cash impact of remeasuring its euro-denominated debt.  Such (gains) losses resulted from the strengthening (weakening) euro against the U.S. dollar during the applicable periods.

3.                                      INVENTORIES:

Inventories are comprised of the following:

	March 31, 2004	December 31, 2003
Raw materials	$30,237	$26,821
Work-in-process	3,045	3,203
Finished goods	51,033	49,967
Packaging materials	8,148	7,788
	$92,463	$87,779

4.                                      GOODWILL:

Below are goodwill balances and activity by segment:

	Performance Additives	Specialty Compounds	Electronics	Total
Balance, December 31, 2003	$450,923	$110,302	$122,663	$683,888
Foreign exchange	466	565	2,088	3,119
Other	7	—	148	155
Balance, March 31, 2004	$451,396	$110,867	$124,899	$687,162

5.                                      OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	March 31, 2004	December 31, 2003
Patents	$40,548	$41,388
Less accumulated amortization	(18,630)	(17,571)
Patents, net	21,918	23,817
Internally developed software costs	2,122	2,083
Less accumulated amortization	(1,005)	(870)
Internally developed software costs, net	1,117	1,213
Other, net	558	642
Other intangible assets, net	$23,593	$25,672

Amortization of other intangible assets was $1,646 and $1,396 for the three months ended March 31, 2004 and 2003, respectively.

6.                                      EMPLOYEE BENEFIT PLANS:

The following represents the net periodic pension benefit costs and related components in accordance with SFAS 132:

	Three Months ended March 31,
	2004	2003

Service cost	$318	$285
Interest cost	645	494
Expected return on plan assets	(473)	(377)
Net amortization of prior experience losses	150	59
Net periodic benefit cost	$640	$461

7.                                      CONTINGENCIES:

The Company is involved in various legal proceedings, including product liability and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these matters, in accordance with SFAS 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company’s policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred.

The Seller is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing of the Acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification claims will not have a material effect on the Company’s financial condition or results of operations.

Environmental Matters—In the ordinary course of business, like most other industrial companies, the Company’s operations are subject to extensive and evolving federal, state, local and foreign environmental laws and regulations. Governmental authorities may resort to a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements, for violation of such laws. The Company is currently involved in the assessment and remediation of some sites, which include Company-owned sites and sites owned by third parties. The Seller has assumed responsibility for the obligations in connection with the third party sites.

8.                                      SUBSEQUENT EVENT:

In April 2004, the Company entered into an agreement to acquire Dynamit Nobel AG (other than its plastics division) (“DN”), a German-based specialty chemical company, from mg technologies, ag pursuant to a Sale and Purchase Agreement, dated April 19, 2004 (the “DN Agreement”). The purchase price is €1,975,000 (€2,250,000 less the minimum deduction per the DN Agreement for pensions and other benefit obligations of €275,000) or $2,355,000 based on exchange rates on the date of the DN Agreement, subject to adjustments based on the closing balance sheet. Rockwood expects to complete the transaction during the third quarter of 2004.

The DN businesses that will be acquired consist of Advanced Ceramics, Pigments (titanium dioxide and other barium and zinc-based additives), Specialty Chemicals (surface treatment and lithium chemicals) and Custom Synthesis (pharmaceutical intermediates).

Based on the exchange rates at the date of the DN Agreement, the acquisition will be financed by approximately $475,000 of new equity contributions from an affiliate of KKR and DLJ Merchant Banking Partners.  The balance will be supplied by a new debt-financing package expected to include a new senior secured credit agreement with comparable terms to the Company’s existing senior secured credit agreement of approximately $1,850,000, including a new revolving credit facility of up to $250,000, and a new senior subordinated term loan facility of approximately $850,000.  The senior subordinated term loan will be due ten years from the closing of the acquisition; provided however, in the event the existing senior subordinated notes have not been refinanced or repaid, the senior subordinated term loan will be due February 2011.  The senior subordinated loan will be pari passu to Rockwood’s existing senior subordinated notes, with initial interest at a floating, LIBOR-based rate ranging from 9 to 12% annually.  If this senior subordinated term loan is not refinanced within 18 months, the interest rate would be 14.5% (12.0 to 12.5% of which would be payable in cash).  All other terms would be comparable to the Company’s existing senior subordinated notes. A portion of both elements of the debt-financing package are expected to be denominated in Euros.

In order to mitigate the effect of any exchange rate changes which may take place prior to the closing of the acquisition (and its related financing components), the Company has entered into call options, exercisable on July 28, 2004, permitting it to purchase up to €750,000 at a price of $1.225 per Euro. The option premium of $10,960 is due on the exercise date. If the acquisition is not consummated the Company will share any losses or gains on the call options with KKR and DLJ Merchant Banking Partners with the Company’s share being 37.0%. The Company believes that the counterparty to these agreements is a financially sound institution and the credit risk for non-performance of these contracts is not significant. Changes in the fair value of these options will be recognized currently in earnings over the contract life.

9.                                      CONSOLIDATING FINANCIAL INFORMATION:

As described in the Company’s 2003 10-K, the Company issued senior subordinated notes in July 2003.  The following unaudited consolidating financial statements present the results of operation, financial condition and cash flows, in separate columns, of the Parent Company (Rockwood Specialties Group, Inc.) which is the issuer of the senior subordinated debt, guarantor subsidiaries, non-guarantor subsidiaries, elimination adjustments, and consolidated totals.

ROCKWOOD SPECIALTIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET SALES	$—	$148,326	$79,044	$227,370
COST OF PRODUCTS SOLD	—	103,126	61,856	164,982
GROSS PROFIT	—	45,200	17,188	62,388
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	50	23,519	11,610	35,179
RESTRUCTURING CHARGE, net	—	—	—	—
OPERATING INCOME (LOSS)	(50)	21,681	5,578	27,209
OTHER INCOME (EXPENSES):
Intergroup interest, net	14,352	(13,463)	(889)	—
Interest, net	(13,467)	(227)	(2,952)	(16,646)
Intergroup other, net	—	(143)	143	—
Foreign exchange gain (loss), net	(141)	7	12,391	12,257
Net	744	(13,826)	8,693	(4,389)
INCOME (LOSS) BEFORE TAXES	694	7,855	14,271	22,820
INCOME TAX PROVISION (BENEFIT)	278	3,535	3,995	7,808
NET INCOME (LOSS)	$416	$4,320	$10,276	$15,012

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET SALES	$—	$114,175	$65,980	$180,155
COST OF PRODUCTS SOLD	—	83,283	50,825	134,108
GROSS PROFIT	—	30,892	15,155	46,047
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	60	20,645	9,667	30,372
RESTRUCTURING CHARGE, net	—	295	—	295
OPERATING INCOME (LOSS)	(60)	9,952	5,488	15,380
OTHER INCOME (EXPENSES):
Intergroup interest, net	14,069	(13,262)	(807)	—
Interest, net	(16,660)	(1)	(4,112)	(20,773)
Intergroup other, net	—	(624)	624	—
Foreign exchange (loss) gain, net	(3,886)	294	(9,980)	(13,572)
Net	(6,477)	(13,593)	(14,275)	(34,345)
(LOSS) INCOME BEFORE TAXES	(6,537)	(3,641)	(8,787)	(18,965)
INCOME TAX (BENEFIT) PROVISION	(1,961)	(1,092)	(2,637)	(5,690)
NET (LOSS) INCOME	$(4,576)	$(2,549)	$(6,150)	$(13,275)

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

MARCH 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(2,513)	$30,311	$4,552	$—	$32,350
Accounts receivable, net	—	97,417	64,257	—	161,674
Inventories	—	50,574	41,889	—	92,463
Deferred income taxes	(388)	1,993	1,216	—	2,821
Prepaid expenses and other	—	10,547	4,613	—	15,160
Total current assets	(2,901)	190,842	116,527	—	304,468
PROPERTY, PLANT AND EQUIPMENT, net	2	188,810	225,202	—	414,014
INVESTMENT IN SUBSIDIARIES	660,412	—	—	(660,412)	—
GOODWILL	—	362,448	324,714	—	687,162
INTERGROUP RECEIVABLE	575,042	571,226	73,910	(1,220,178)	—
OTHER INTANGIBLE ASSETS, net	—	5,133	18,460	—	23,593
DEFERRED DEBT ISSUANCE COSTS, net	2,045	9,282	2,310	—	13,637
OTHER ASSETS	—	6,854	252	—	7,106
TOTAL ASSETS	$1,234,600	$1,334,595	$761,375	$(1,880,590)	$1,449,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$50,978	$46,645	$—	$97,623
Income taxes payable	(578)	(229)	15,443	—	14,636
Accrued expenses and other liabilities	17,839	28,207	16,747	—	62,793
Long-term debt, current portion	2,697	—	8,882	—	11,579
Total current liabilities	19,958	78,956	87,717	—	186,631
LONG-TERM DEBT	640,685	—	171,941	—	812,626
INTERGROUP PAYABLE	14,784	1,063,719	141,675	(1,220,178)	—
DEFERRED INCOME TAXES	(29,332)	22,504	17,483	—	10,655
OTHER LIABILITIES	23,089	27,932	25,023	94	76,138
Total liabilities	669,184	1,193,111	443,839	(1,220,084)	1,086,050
STOCKHOLDERS’ EQUITY:
Common stock	4	190,606	70,037	(260,643)	4
Paid-in capital	478,331	134,157	255,124	(399,863)	467,749
Accumulated other comprehensive income (loss)	17,102	(2,991)	68,167	—	82,278
Accumulated deficit	69,979	(180,288)	(75,792)	—	(186,101)
Total stockholders’ equity	565,416	141,484	317,536	(660,506)	363,930
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,234,600	$1,334,595	$761,375	$(1,880,590)	$1,449,980

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(43,150)	$79,213	$6,634	$—	$42,697
Accounts receivable, net	—	78,892	59,385	—	138,277
Inventories	—	47,597	40,182	—	87,779
Deferred income taxes	(388)	1,993	1,183	—	2,788
Prepaid expenses and other	—	8,099	4,415	—	12,514
Total current assets	(43,538)	215,794	111,799	—	284,055
PROPERTY, PLANT AND EQUIPMENT, net	2	190,083	228,544		418,629
INVESTMENT IN SUBSIDIARIES	660,412	—	—	(660,412)	—
GOODWILL	—	362,441	321,447	—	683,888
INTERGROUP RECEIVABLE	609,061	602,176	90,968	(1,302,205)	—
OTHER INTANGIBLE ASSETS, net	—	5,703	19,969	—	25,672
DEFERRED DEBT ISSUANCE COSTS, net	2,257	9,600	2,228	—	14,085
OTHER ASSETS	—	6,429	250	—	6,679
TOTAL ASSETS	$1,228,194	$1,392,226	$775,205	$(1,962,617)	$1,433,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$52,611	$45,985	$—	$98,596
Income taxes payable	(578)	88	12,496	—	12,006
Accrued expenses and other liabilities	7,802	25,349	18,063	—	51,214
Long-term debt, current portion	2,697	—	6,330	—	9,027
Total current liabilities	9,921	78,048	82,874	—	170,843
LONG-TERM DEBT	642,033	—	181,895	—	823,928
INTERGROUP PAYABLE	14,663	1,129,939	157,603	(1,302,205)	—
DEFERRED INCOME TAXES	(29,610)	18,996	17,913	—	7,299
OTHER LIABILITIES	24,702	28,046	24,453	94	77,295
Total liabilities	661,709	1,255,029	464,738	(1,302,111)	1,079,365
STOCKHOLDERS’ EQUITY:
Common stock	4	190,606	70,037	(260,643)	4
Paid-in capital	478,331	134,412	255,485	(399,863)	468,365
Accumulated other comprehensive income (loss)	18,587	(3,213)	71,013	—	86,387
Accumulated deficit	69,563	(184,608)	(86,068)	—	(201,113)
Total stockholders’ equity	566,485	137,197	310,467	(660,506)	353,643
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,228,194	$1,392,226	$775,205	$(1,962,617)	$1,433,008

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$416	$4,320	$10,276	$15,012
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	5,643	8,144	13,787
Deferred financing costs amortization	71	320	78	469
Foreign exchange gain (loss)	141	(7)	(12,391)	(12,257)
Fair value adjustments of derivatives	(1,542)	—	(730)	(2,272)
Bad debt provision	—	604	60	664
Deferred income taxes	278	3,508	—	3,786
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(19,129)	(4,571)	(23,700)
Inventories	—	(2,977)	(1,725)	(4,702)
Prepaid expenses and other assets	—	(2,448)	(682)	(3,130)
Accounts payable	—	(1,492)	572	(920)
Income taxes payable	—	(317)	3,111	2,794
Accrued expenses and other liabilities	42,762	(33,024)	2,064	11,802
Net cash provided by (used in) operating activities	42,126	(44,999)	4,206	1,333
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(3,916)	(2,825)	(6,741)
Sale of property, plant and equipment	—	6	27	33
Net cash used in investing activities	—	(3,910)	(2,798)	(6,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,348)	—	(3,179)	(4,527)
Net cash used in financing activities	(1,348)	—	(3,179)	(4,527)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(141)	7	(311)	(445)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,637	(48,902)	(2,082)	(10,347)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	(43,150)	79,213	6,634	42,697
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(2,513)	$30,311	$4,552	$32,350

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,576)	$(2,549)	$(6,150)	$(13,275)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	5,499	6,563	12,062
Deferred financing costs amortization	1,268	—	271	1,538
Foreign exchange loss	3,900	—	9,654	13,554
Fair value adjustments of derivatives	712	—	313	1,026
Bad debt provision	—	(205)	3	(202)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(13,522)	(6,137)	(19,659)
Inventories	—	(1,669)	(1,514)	(3,183)
Prepaid expenses and other assets	—	(3,007)	418	(2,589)
Accounts payable	—	2,059	(1,142)	917
Income taxes payable	(1,961)	(1,092)	(2,637)	(5,690)
Accrued expenses and other liabilities	(52,596)	40,618	1,662	(10,316)
Net cash (used in) provided by operating activities	(53,253)	26,132	1,304	(25,817)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(11,961)	—	(11,961)
Capital expenditures	—	(3,437)	(4,051)	(7,488)
Sale of property, plant and equipment	—	171	24	195
Net insurance proceeds from fire damage	—	—	3,257	3,257
Net cash used in investing activities	—	(15,227)	(770)	(15,997)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	20,000	—	—	20,000
Net cash provided by financing activities	20,000	—	—	20,000
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	3,242	3,242
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,253)	10,905	3,776	(18,572)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,392	(1,738)	2,242	42,896
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,139	$9,167	$6,018	$24,324

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document.

General

We are a global developer, manufacturer and marketer of high value-added specialty chemicals and performance materials in our specific markets. We serve customers across a wide variety of industries and geographic areas. We operate through three business segments: (i) Performance Additives; (ii) Specialty Compounds; and (iii) Electronics, which generated approximately 61.3%, 21.1% and 17.6%, respectively, of our first quarter 2004 net sales, and 78.0%, 16.5% and 16.2%, respectively, of our first quarter 2004 Adjusted EBITDA, with corporate costs and eliminations representing (10.7%) of our first quarter 2004 Adjusted EBITDA, and 91.8%, 19.8% and 5.8%, respectively, of our first quarter 2004 operating income, with corporate costs and eliminations representing (17.4%) of our first quarter 2004 operating income. Our senior management uses Adjusted EBITDA as the primary measure to evaluate our ongoing financial performance. In addition, management uses Adjusted EBITDA on a consolidated basis as the most significant criterion in the calculation of performance-based cash bonuses. We believe this financial measure on a consolidated basis is helpful in highlighting trends in our overall business because Adjusted EBITDA excludes those items that have little or no bearing on our day-to-day operating performance. See Components of Adjusted EBITDA below for a detailed discussion of this measure as well as a reconciliation of such measure to net income (loss).

Factors Which Affect our Results of Operations

Economic and Market Conditions

Economic and market conditions in our business segments and regions in which we operate vary from period to period. The principal factors that impact our results of operations in these periods included the following:

Performance Additives

•                                          The continued growth in the North American construction market contributed to an increase in sales of our products into this end-use market, specifically our Pigments and Timber Treatment Chemicals businesses. Timber Treatment Chemicals also benefited from high levels of activity in home improvement areas such as new and replacement decks. Both of these factors have resulted in an increase in demand for treated wood construction products.

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

•                                          A continuing trend towards the increased use of colored concrete products in the North American construction market, particularly paving stones, has had a positive effect on our Pigments business line.

Specialty Compounds

•                                          We have significantly rationalized our cost structure in this segment through plant consolidation, headcount reductions and other cost cutting measures.

Electronics

•                                          Demand for our Electronic Chemicals products generally follows the activity levels of semiconductor and printed circuit board manufacturers, while the price of our products is insulated to some degree from the effect of changes in the price of semiconductors and printed circuit boards due to the fact that the cost of these products is generally a small component of the cost of the end product. The global semiconductor and printed circuit board markets are cyclical in nature. Market conditions have generally improved during 2004 as compared to 2003.

•                                          Demand for the services performed by our Wafer Reclaim business have risen in the current year due to the improved market conditions. However, pricing pressure still exists due to competitive factors.

•                                          Demand in our Photomasks business is affected by the number of new electronic products rather than production levels of existing products, and thus is not affected as much by the demand levels for semiconductors, but rather follows the rate of new products being developed. The consolidation in our competitive base continues to cause downward pricing pressure in this business.

Currency Fluctuations

We operate a geographically diverse business. We estimate that we sold to customers in more than 60 countries during the first quarter of 2004. We serve our diverse and extensive customer base with 40 manufacturing facilities in nine countries. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, euros and pounds sterling. Our results of operations and financial condition are therefore impacted by the fluctuation of the euro and the pound sterling against our reporting currency, the U.S. dollar. No other currency is significant to our results of operations. Unless otherwise noted, all references below to currency exchange rate changes primarily relate to the strengthening of the euro and the pound against the U.S. dollar in the periods compared.

Our financial results are subject to the impact of gains and losses on currency translations, which occur when balance sheet accounts of foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates over the course of that period. Gains and losses on currency translations are recorded in our financial statements as a component of “other comprehensive income (loss)” and do not impact our operating margins. The increase in the value of the euro has had a positive impact on our net sales, gross profit and operating income reported in our consolidated statements of operations for the quarter ended March 31, 2004.

Our balance sheet is also subject to the effect of currency fluctuations on the translation of our euro-denominated debt. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a component of “other income and expenses.”

In addition, our financial results are subject to the impact of gains and losses on currency transactions, which occur when the currency structure of our costs and liabilities deviates from the currency structure of sales proceeds and assets. Gains and losses on currency transactions are included in operating income and impact our operating margins. We have entered into certain contracts in 2004 in connection with a small portion of our currency transaction risk. Although our historic operating margins have not been significantly impacted by currency transaction risk, our currency structure may change in the future and, as a result, currency fluctuations could have a material impact on our future operating income and operating margins.

Raw Materials

Our most significant raw materials are iron oxide, used in Pigments, copper, amine and quat used in ACQ wood preservation chemicals in our Timber Treatment Chemicals business, quaternary amines used in Clay-based Additives and polyvinyl chloride resin and plasticizers used in Specialty Compounds.

Most of our raw materials are readily available. We generally purchase raw materials based on supply agreements linked to market prices and therefore our operating results are subject to short-term fluctuations in raw materials prices. Our Specialty Compounds segment is subject to price fluctuations related to its primary raw material, polyvinyl chloride, or PVC resin. PVC resin is a commodity product, and its pricing is directly related to the price of ethylene and chlorine, as well as PVC industry operating rates. Our supply contracts for PVC resin do not specify a fixed price, and most contain market price and volume rebate adjustments. When PVC resin prices increase, we are able to pass only a portion of that increase through to our customers.

With the exception of PVC resin, our raw materials generally have not displayed significant price fluctuations. PVC prices have increased in 2004.  In addition, other than in connection with energy costs, we do not have any significant exposure to petroleum price fluctuations.

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

See also “–Liquidity and Capital Resources” below for discussion of our major acquisition expected to be consummated in the third quarter of 2004.

Components of Adjusted EBITDA

Certain items are added to or subtracted from net income (loss) to arrive at Adjusted EBITDA. One significant item is foreign exchange (gain)/loss.  We have recorded foreign exchange (gains) and losses related to our long-term debt. These amounts reflect the non-cash impact on our euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar during the applicable periods.

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

We view Adjusted EBITDA on both a segment basis and consolidated basis as an operating performance measure and therefore use net income (loss) as the most comparable GAAP measure.

The following table sets forth the applicable components of Adjusted EBITDA and also serves as a reconciliation to net income (loss) on a GAAP basis:

	Three Months Ended March 31,
	2004	2003

Net income (loss)	$15,012	$(13,275)
Income tax (benefit) provision	7,808	(5,690)
Interest expense, net	16,646	20,773
Depreciation and amortization	13,787	12,062
Restructuring and related charges	—	295
Systems/organization establishment expenses	84	372
Acquisition and disposal costs	—	89
Inventory write-up reversal	—	143
Foreign exchange (gain) loss	(12,257)	13,572
Total Adjusted EBITDA	$41,080	$28,341

On a consolidated basis, Adjusted EBITDA is also a key component used in the calculation of financial ratios used in certain long-term debt financial covenants, including the ratio of Adjusted EBITDA to cash interest expense, net and the ratio of net debt (debt, net of cash) to Adjusted EBITDA.

Particularly given our leverage, Adjusted EBITDA and ratios tied to it are critical to evaluating our liquidity position. Adjusted EBITDA, which is referred to under the indenture governing our existing senior subordinated notes as “EBITDA,” is defined therein as consolidated net income (which, as defined in the indenture, excludes gains and losses on disposed operations and goodwill impairment charges) plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) expenses related to any equity offerings, permitted investments, acquisitions, dispositions, recapitalizations or debt permitted to be incurred thereunder, (v) any restructuring charges, including any one-time costs incurred in connection with acquisitions, (vi) other non-cash charges, (vii) minority interest, (viii) systems/organization establishment expenses and, prior to the end of 2001, unusual patent litigation expenses, less (ix) non-cash items that increase consolidated net income. We include this measure because certain of our long-term debt financial covenants are tied to ratios based on this measure and the analogous covenants in our old credit facilities, which was refinanced by the new credit facilities, were tied to ratios based on this measure. For example, our ability to incur additional indebtedness, including to finance the DN acquisition (see “--Liquidity and Capital Resources”) and make restricted payments under the indenture governing the notes is tied to an Adjusted EBITDA to cash interest expense ratio of 2 to 1.

The key financial ratios in our senior secured credit agreement are net debt to Adjusted EBITDA, currently required to be less than 5.95 to 1, and Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to-market value of our interest rate and cross-currency interest rate derivatives), currently required to be at least 1.65 to 1. Adjusted EBITDA in our senior secured credit agreement is calculated in a manner consistent with the definition of such measure in the indenture governing the notes.

As such, we believe Adjusted EBITDA is the most relevant financial measure for readers to evaluate our compliance with our financial covenants. Given this additional use of Adjusted EBITDA as a liquidity measure, below is a reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA:

	Three Months Ended March 31,
	2004	2003
Net cash provided by (used in) operating activities	$1,333	$(25,817)
Changes in assets and liabilities net of the effect of foreign currency translation and acquisitions	17,856	40,520
Current portion of income tax (benefit) provision	4,022	(5,690)
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses on derivatives	18,449	18,209
Restructuring and related charges	—	295
Systems/organization establishment expenses	84	372
Acquisition and disposal costs	—	89
Inventory write—up reversal	—	143
Bad debt provision	(664)	202
Foreign currency loss	—	18
Total Adjusted EBITDA	$41,080	$28,341

Adjusted EBITDA is not an alternative to net income (loss), operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. Readers should not rely on Adjusted EBITDA as a substitute for any GAAP financial measure. In addition, our calculations of Adjusted EBITDA may or may not be consistent with that of other companies. We strongly urge you to review the reconciliations of Adjusted EBITDA contained in this section, including the related explanations, the limitations of these exclusions described below and the other financial information contained herein. We also strongly urge you not to rely on any single financial measure to evaluate our business.

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

There are material limitations associated with excluding the reconciling items listed in the previous tables from our earnings to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to the use of the most directly comparable GAAP financial measure. For example, the cash portion of: income tax (benefit) provision, interest expense—net, and restructuring as well as non-recurring charges related to areas such as securities issuance, acquisition activities, and systems/organization establishment, generally represent (gains) charges which may significantly affect funds available to use in our operating, financing, and investment activities. Non-operating foreign exchange gains (losses), although not immediately affecting cash, may affect the amount of funds needed to service our debt if those currency impacts remain in place as we meet our future principal repayment obligations. Depreciation, amortization, non cash (gains) charges, inventory write-up reversal, and impairment charges, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of the plant, equipment, inventory, and intangible assets which permit us to manufacture and/or market our products. These items may be indicative of future needs for capital expenditures, for development or acquisition of intangible assets or relevant trends causing asset value changes. An investor or potential investor may find any one or all of these items important in evaluating our performance, results of operations, financial position and liquidity.

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

Impairment Accounting.  The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, long-lived tangible, and certain intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. The measurement of possible impairment for assets other than goodwill is based upon the ability to recover the carrying value of the asset through the expected future undiscounted cash flows from the use of the asset and its eventual disposition. An impairment loss, equal to the difference between the asset’s fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount.

Legal Matters.  We are involved in various legal proceedings, including product liability and environmental matters, of a nature considered normal to our business. It is our policy to accrue for amounts related to these matters in accordance with SFAS No. 5, “Accounting for Contingencies,” if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is our policy to disclose such matters when there is at least a reasonable possibility that a loss may have been incurred.

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

Restructuring.  We record restructuring charges from time to time that represent expenses incurred in connection with consolidations and cessations of certain of our operations as well as headcount reduction programs. These charges consist primarily of write-offs of surplus assets and severance costs. These charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, we calculate our best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

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

The following tables present the major components of our operations including changes therein on a historical basis and as a percentage of net sales.

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Statement of operations data:
Net sales:
Performance Additives	$139,078	$100,775
Specialty Compounds	47,880	43,990
Electronics	40,412	35,390
Total	227,370	180,155
Gross profit:
Performance Additives	44,733	29,488
	32.2%	29.3%
Specialty Compounds	9,072	8,316
	18.9%	18.9%
Electronics	8,583	8,243
	21.2%	23.3%
Corporate costs and eliminations	—	—
Total	62,388	46,047
	27.5%	25.6%
Selling, general and administrative expenses	35,179	30,372
	15.5%	16.9%
Restructuring charges	—	295
Operating (loss) income:
Performance Additives	24,946	13,004
	17.9%	12.9%
Specialty Compounds	5,400	4,787
	11.3%	10.9%
Electronics	1,590	1,962
	3.9%	5.5%
Corporate costs and eliminations	(4,727)	(4,373)
Total	27,209	15,380
	12.0%	8.5%
Other income (expenses):
Interest expense, net	(16,646)	(20,773)
Foreign exchange (loss) gain	12,257	(13,572)
Income (loss) before taxes	22,820	(18,965)
Income tax (benefit) provision	7,808	(5,690)
Net income (loss)	$15,012	$(13,275)
Adjusted EBITDA:
Performance Additives	$32,054	$19,550
Specialty Compounds	6,776	6,023
Electronics	6,640	6,195
Corporate costs and eliminations	(4,390)	(3,427)
Total	$41,080	$28,341

	Change: Three Month Ended March 31, 2004 versus 2003
	Total	% Change	FX Effect	Acquisition & Divestitures, net	Other
Statement of operations data:
Net sales:
Performance Additives	$38,303	38.0%	$4,565	$4,519	$29,219
Specialty Compounds	3,890	8.8%	1,971	—	1,919
Electronics	5,022	14.2%	2,289	1,114	1,619
Total	47,215	26.2%	8,825	5,633	32,757
Gross Profit:
Performance Additives	15,245	51.7%	1,173	711	13,361
Specialty Compounds	756	9.1%	300	—	456
Electronics	340	4.1%	(92)	27	405
Total	16,341	35.5%	1,381	738	14,222
Selling, general and administrative expenses:	4,807	15.8%	1,728	625	2,454
Restructuring charges	(295)
Operating income (loss):
Performance Additives	11,942	91.8%	161	126	11,655
Specialty Compounds	613	12.8%	95	—	518
Electronics	(372)	-19.0%	(569)	(13)	210
Corporate costs and eliminations	(354)	8.1%	(34)	—	(320)
Total	11,829	76.9%	(347)	113	12,063
Other income (expenses):
Interest expense, net	4,127	-19.9%	(438)	—	4,565
Foreign exchange (loss) gain, net	25,829
Income (Loss) before taxes	41,785
Income tax (benefit) provision	13,498
Net (loss) income:
Performance Additives	12,504
Specialty Compounds	753
Electronics	512
Corporate costs and eliminations	(21,203)
Total	28,287

Adjusted EBITDA:
Performance Additives	12,504	64.0%	681	275	11,548
Specialty Compounds	753	12.5%	204	—	549
Electronics	445	7.2%	(131)	25	551
Corporate costs and eliminations	(963)	28.1%	(34)	—	(929)
Total	$12,739	44.9%	$720	$300	$11,719

Three months ended March 31, 2004 compared with three months ended March 31, 2003

Net sales

Net sales were $227.4 million for the first quarter of 2004 as compared to $180.2 million for the first quarter of 2003. The 26.2% increase is principally due to strong demand in our Performance Additives segment, primarily within our Timber Treatment Chemicals and Pigments businesses. Included in this increase were first quarter 2004 sales from acquisitions, primarily a full quarter’s sales in 2004 from Southern Color, within our Pigments business in the Performance Additives segment versus one month of net sales in the first quarter of 2003. Currency positively impacted net sales in the first quarter of 2004 by approximately $8.8 million.

Performance Additives.  Net sales for our Performance Additives segment increased 38.0% over the prior year period primarily due to higher sales of our Timber Treatment Chemicals and Pigments businesses, as well as acquisitions (primarily Southern Color) and favorable currency exchange rates. The increase in Timber Treatment Chemicals was primarily due to a greater mix of ACQ products versus CCA products within the Timber Treatment Chemicals business line, due to the ACQ conversion. Our Pigments business had stronger volume due to an increase in demand for construction products.

Specialty Compounds.  Net sales for our Specialty Compounds segment increased in part due to currency exchange rate changes with the remaining increase in net sales of $1.9 million primarily due to increased sales volumes and more favorable pricing of certain products in our wire and cable compounds business.

Electronics.  Net sales for our Electronics segment increased primarily due to higher sales volumes, offset in part by pricing pressure in certain businesses. Conditions in certain of our Electronic Chemicals business continued to improve in the first quarter of 2004 due to improvement in general market conditions in the industries served.

Gross profit

Gross profit margin was 27.5% in the first quarter of 2004 as compared to 25.6% in the first quarter of 2003. Gross profit increased $14.2 million primarily due to increased sales discussed above.

Performance Additives.  Gross profit margin was 32.2% in the first quarter of 2004 as compared to 29.3% in the first quarter of 2003 due to favorable mix in our Timber Treatment Chemicals and higher sales volume in the Pigments business.

Specialty Compounds.  Gross profit margin was 18.9% in both the first quarter of 2004 and the first quarter of 2003. The increase of $0.5 million was due to increased sales volumes, pricing and favorable currency changes offset by higher PVC raw material costs.

Electronics.  Gross profit margin was 21.2% in the first quarter of 2004 as compared to 23.3% in the first quarter of 2003, although actual gross profit increased primarily due to increased sales volume. Higher production costs and selling price pressure caused the gross margin percentage decrease.

Selling, general and administrative expenses

Selling, general and administrative expenses, or “SG&A” increased due to higher bonus accruals consistent with the improved overall operating performance, and bad debt expense consistent with higher sales levels. Currency exchange rate changes unfavorably affected SG&A.

Operating income

Operating income increased for the same reasons as gross profit, offset in part by the SG&A increase described above. The operating income increase of $12.1 million was comprised of increases of $11.7 million in our Performance Additives segment, $0.5 million in our Specialty Compounds segment, $0.2 million in our Electronics segment and increases of $0.3 million of corporate costs and eliminations.

Adjusted EBITDA

Performance Additives.  Adjusted EBITDA for our Performance Additives segment increased primarily due to the increase in sales and favorable currency exchange rate changes.

Specialty Compounds.  Adjusted EBITDA for our Specialty Compounds segment increased primarily due to the higher sales volumes discussed above and by currency exchange rate changes.

Electronics.  Adjusted EBITDA for our Electronics segment increased primarily due to higher sales volumes.

Corporate.  Adjusted EBITDA loss at Corporate decreased primarily due to lower discretionary spending including certain professional fees offset in part by higher bonus accruals consistent with improved operating performance.

Other income (expenses)

Interest expense, net.  For the first quarter of 2004 and 2003, interest expense, net, included a gain of $2.2 million and a loss of $1.0 million, respectively, representing the movement in the mark to market valuation of our interest rate and cross currency hedging instruments as well as $0.5 million and $1.5 million, respectively, of amortization expense related to deferred financing costs. This amortization decreased in 2004 due to the effect of the July and December 2003 refinancings, or Refinancing, (see “--Liquidity and Capital Resources” below), which substantially reduced our deferred financing cost balance. Currency exchange rate changes increased interest expense, net by $0.4 million. The remaining decrease of $0.5 million was due to the lower interest rates from the Refinancing.

Foreign exchange loss.  In the first quarter of 2004, the foreign exchange gains reflected the non-cash currency impact on our euro-denominated debt of the strengthening of the pound against the euro. In the first quarter of 2003, the foreign exchange losses reflected the non-cash currency impact on our euro-denominated debt of the strengthening of the euro against the U.S. dollar.

Provision for income taxes.  An income tax provision of $7.8 million on income before taxes of $22.8 million in the first quarter of 2004 resulted in an effective income tax rate of 34.2%. This compared to an income tax benefit of $5.7 million on a loss before taxes of $19.0 million in the first quarter of 2003, which resulted in an effective income tax rate of 30.0%. The 2003 effective tax rate was lower due to valuation allowances in connection with a portion of the pre-tax loss for that period.

Net income (loss)

Net income for the first quarter of 2004 was $15.0 million versus the first quarter of 2003 net loss of $13.3 million due to the reasons discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.3 million in the first quarter of 2004 and net cash used in operating activities was $25.8 million in the first quarter of 2003. The change in cash flows from operating activities for the first quarter of 2004 as compared to the first quarter of 2003 was primarily due to the stronger operating results discussed above as well as the smaller increase in working capital accounts in 2004 compared to 2003, including the impact of lower interest payments in 2004 primarily due to the scheduled timing of these payments.

Net cash used for investing activities was $6.5 million in the first quarter of 2004 and $16.0 million in the first quarter of 2003. The decrease in 2004 as compared to 2003 was primarily due to the 2003 acquisition of Southern Color, partially offset by insurance proceeds from fire damage received in 2003.

Net cash used for financing activities was $4.5 million in the first quarter of 2004 and net cash provided by financing activities was $20.0 million in the first quarter of 2003.

In connection with the Acquisition, we incurred substantial amounts of debt, including amounts outstanding under our old senior credit facilities and our old senior subordinated loan facility. Interest payments on this indebtedness and the current debt resulting from the Refinancing are significant. As part of the Refinancing, we repaid the borrowings under our then-existing senior subordinated loan facility and repaid all amounts outstanding under our old senior credit facilities with the borrowings under the new senior credit facilities, the private offering of the outstanding notes and new equity contributions of $95.0 million from our parent companies. Subject to restrictions in our new senior credit facilities and the indenture governing the notes, the pay-in-kind obligations of Rockwood Specialties Consolidated, Inc. and the new senior discount notes of Rockwood Specialties International, Inc., we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes.

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

As a result of the Refinancing, the new senior credit facilities consisted of new tranche A term loans and new tranche B term loans. In December 2003, we refinanced all of the U.S. dollar borrowings under our term loan B facilities with the proceeds of a term loan C facility in order to reduce our interest expense. The tranche A term loans and the revolving credit facility mature in July 2009 and each of the tranche B term loans and tranche C term loans mature in July 2010. As of March 31, 2004, we had aggregate borrowings under the term loan portion of our senior credit facilities of $449.2 million, no outstanding borrowings under our $100.0 million revolving credit facility, and $14.2 million of letters of credit, which reduced our availability under our revolving credit facility.

For the periods ended March 31, 2004 and 2003, our capital expenditures amounted to $6.7 million and $7.5 million, respectively. Our capital expenditures have averaged $34.9 million per year for the three years ended December 31, 2003, which consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Pigments and Timber Treatment Chemicals business lines. We anticipate comparable or slightly higher capital expenditures in 2004 after adjusting for the effect of foreign exchange rate changes. From 2001 through 2003, we made significant investments in new facilities to expand capacity across our business lines including expenditures made in connection with the expansion of our ACQ production capabilities in our Timber Treatment Chemicals business line and expansion and refurbishment of two wafer reclaim facilities and production equipment—the newly acquired ASP facility in Providence, Rhode Island and the Greasque, France facility.

Apart from obligations in connection with the planned acquisition detailed below, there have been no material changes in our contractual obligations since December 31, 2003.

In April 2004, the Company entered into an agreement to acquire Dynamit Nobel AG (other than its plastics division) (“DN”), a German-based specialty chemical company, from mg technologies, ag pursuant to a Sale and Purchase Agreement, dated April 19, 2004 (the “DN Agreement”). The purchase price is €1.975 billion (€2.250 billion less the minimum deduction per the DN Agreement for pensions and other benefit obligations of €275.0 million) or $2.355 billion based on exchange rates on the date of the DN Agreement, subject to adjustments based on the closing balance sheet. Rockwood expects to complete the transaction during the third quarter of 2004.

Based on exchange rates at the date of the DN Agreement, the acquisition will be financed by approximately $475.0 million of new equity contributions from an affiliate of KKR and DLJ Merchant Banking Partners.  The balance will be supplied by a new debt-financing package expected to include a new senior secured credit agreement with comparable terms to the Company’s existing senior secured credit agreement of approximately $1.850 billion, including a new revolving credit facility of up to $250.0 million, and a new senior subordinated term loan facility of approximately $850.0 million.  The senior subordinated term loan will be due ten years from the closing of the acquisition; provided however, in the event the existing senior subordinated notes have not been refinanced or repaid, the senior subordinated term loan will be due February 2011.  The senior subordinated loan and will be pari passu to Rockwood’s existing senior subordinated notes, with initial interest at a floating, LIBOR-based rate ranging from 9 to 12% annually.  If this senior subordinated term loan is not refinanced within 18 months, the interest rate would be 14.5% (12.0 to 12.5% of which would be payable in cash).  All other terms would be comparable to the Company’s existing senior subordinated notes. A portion of both elements of the debt-financing package are expected to be denominated in Euros.

In order to mitigate the effect of any exchange rate changes which may take place prior to the closing of the acquisition (and its related financing components), the Company has entered into call options, exercisable on July 28, 2004, permitting it to purchase up to €750.0 million at a price of $1.225. The option premium of $11.0 million is due on the exercise date. If the acquisition is not consummated the Company will share any losses or gains on the call options with KKR and DLJ Merchant Banking Partners with the Company’s share being 37.0%. We believe that the counterparty to these agreements is a financially sound institution and the credit risk for non-performance of these contracts is not significant.  Changes in the fair value of these options will be recognized currently in earnings over the contract life.

We believe that this transaction will ultimately enhance our access to capital markets (and thereby enhance our liquidity and capital resources) due to the significantly increased size of the combined entity and increased end market and geographic diversification.  However, in the short term, the proposed capital structure described above may result in less favorable financial ratios, measures commonly used in debt covenants such as those governing our existing long-term debt.  Our annual capital expenditures will increase in amount, but we do not believe they will change significantly from current levels in proportion to the expected size of the combined entity.

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

Information Concerning Forward Looking Statements

We have included in this document forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that state our intentions, beliefs, expectations or predictions for the future. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including the statements under “Risk Factors” detailed in our annual report on Form 10-K for the year ended December 31, 2003 and other reports filed with the Securities and Exchange Commission, such as:

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

•                                          risks associated with acquisitions;

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and, on a limited basis, through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes.

Interest Rate Risk.

We have $449.2 million of variable rate debt outstanding as of March 31, 2004 under our senior credit facilities. Any borrowings under our revolving credit facility will also be at a variable rate. Under the senior credit facilities, we are not required to hedge, or otherwise protect against interest rate fluctuation, a significant portion of our variable rate debt. However, in February 2001, we entered into six derivative contracts to hedge interest rate risk which currently cover notional amounts of $166.2 million and €123.5 million. The maturity date of all six contracts is February 2006. We may in the future consider adjusting the amounts covered by these derivative contracts to better suit our capital structure. A 0.125% increase or decrease in the assumed weighted average interest rate would change annual interest expense by $0.1 million.

In connection with the DN Agreement we plan to increase our net debt by approximately $2.0 billion, all of which is expected to be variable rate debt (tentatively subject to certain floors and caps).  We have not yet determined the extent to which we will attempt to protect against potential interest rate fluctuation arising from these proposed borrowings.

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

Upon consummation of the DN acquisition, our geographical diversity would change, with a significantly larger share of sales and production costs denominated in euros. This would increase the impact of the fluctuation of the euro against the U.S. dollar.

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

Our financial results are subject to the effect of currency fluctuations on the translation of our euro-denominated debt. Our senior credit facilities currently include $160.7 million of euro denominated debt. Also, we have entered into $75.7 million of cross-currency interest rate swaps that effectively convert U.S. dollar LIBOR based debt into euro LIBOR based debt. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a separate component of “other income and expenses.” Gains and losses on the cross-currency interest rate swaps are included in interest expense.

We expect that the future net debt increase described above will be denominated in a combination of euros and U.S. dollars, but the specific amounts have not been determined, and we have not determined whether we will enter into any additional interest rate derivative transactions in connection with such debt.

Commodity Price Risk

We are subject to commodity price risk for certain of our raw materials. We have not materially hedged this commodity price exposure to date, but expect to do so in the future.

Item 4.           Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in litigation from time to time in the ordinary course of our business. However, we do not believe that there is any such litigation, either individually or in the aggregate, that is likely to have a material adverse effect on our business or financial condition. In addition, the following updates previously disclosed legal proceedings:

CCA Litigation

In March 2004, in the action entitled Ardoin, et. al. v. Stine Lumber, et. al., the federal district court ruled that the plaintiffs have not met the requirements for proceeding as a class action and denied class action certification.  See our annual report for the year ended December 31, 2003 on Form 10-K for a description of this proceeding as well as other actions we are a party to.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K:

On March 4, 2004, the Company furnished (not filed) a current report on Form 8-K pursuant to Item 12 containing one exhibit: a transcript of the Company’s conference call announcing its financial results for the quarter and year ended December 31, 2003 and the conference call materials.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ SEIFI GHASEMI
Seifi Ghasemi
Chairman of the Board and Chief Executive Officer
Date: May 17, 2004