Form 10-Q
period 2004-06-30
ROCKWOOD SPECIALTIES GROUP INC
filed 2004-08-16
CIK 1261302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

As of August 13, 2004, there were outstanding 382,000 shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
NET SALES	$266,969	$212,697	$494,339	$392,852
COST OF PRODUCTS SOLD	188,384	152,731	353,366	286,839

GROSS PROFIT	78,585	59,966	140,973	106,013

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	35,877	26,980	71,056	57,352
RESTRUCTURING CHARGE, net	55	740	55	1,035

OPERATING INCOME	42,653	32,246	69,862	47,626

OTHER INCOME (EXPENSES):
Interest, net	(12,441)	(22,383)	(29,087)	(43,156)
Foreign exchange gain (loss), net	(3,625)	(6,644)	8,632	(20,216)
Other, net	(3,980)	—	(3,980)	—

Net	(20,046)	(29,027)	(24,435)	(63,372)

INCOME (LOSS) BEFORE TAXES	22,607	3,219	45,427	(15,746)
INCOME TAX PROVISION (BENEFIT)	11,785	967	19,593	(4,723)

NET INCOME (LOSS)	$10,822	$2,252	$25,834	$(11,023)

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 30, 2004	December 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,278	$42,697
Accounts receivable, net	160,490	138,277
Inventories	87,462	87,779
Deferred income taxes	3,760	2,788
Prepaid expenses and other	16,286	12,514
Total current assets	336,276	284,055

PROPERTY, PLANT AND EQUIPMENT, net	404,619	418,629
GOODWILL	682,485	683,888
OTHER INTANGIBLE ASSETS, net	21,813	25,672
DEFERRED DEBT ISSUANCE COSTS	13,146	14,085
OTHER ASSETS	10,753	6,679
TOTAL ASSETS	$1,469,092	$1,433,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$109,719	$98,596
Income taxes payable	13,418	12,006
Accrued expenses and other current liabilities	69,779	51,214
Long-term debt, current portion	11,492	9,027
Total current liabilities	204,408	170,843
LONG-TERM DEBT	811,107	823,928
DEFERRED INCOME TAXES	19,889	7,299
OTHER LIABILITIES	64,049	77,295
Total liabilities	1,099,453	1,079,365

STOCKHOLDERS’ EQUITY:
Common stock ($.01 par value, 1,000,000 shares authorized; 382,000 shares issued and outstanding)	4	4
Paid-in capital	467,863	468,365
Accumulated other comprehensive income	77,051	86,387
Accumulated deficit	(175,279)	(201,113)
Total stockholders’ equity	369,639	353,643
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,469,092	$1,433,008

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$25,834	$(11,023)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,171	24,726
Deferred financing costs amortization	936	3,098
Foreign exchange (gain) loss	(8,632)	20,549
Fair value adjustment of derivatives	(8,636)	2,252
Bad debt provision	935	196
Deferred income taxes	12,277	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(23,592)	(14,108)
Inventories	(232)	(388)
Prepaid expenses and other assets	(361)	(1,955)
Accounts payable	11,754	9,356
Income taxes payable	1,789	(11,757)
Accrued expenses and other liabilities	4,463	(17,550)
Net cash provided by operating activities	44,706	3,396
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(12,465)
Capital expenditures	(13,317)	(16,060)
Proceeds on sale of property, plant and equipment	33	195
Insurance proceeds from fire damage, net	—	3,257
Net cash used in investing activities	(13,284)	(25,073)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(4,527)	(14,306)
Proceeds from long-term debt	—	8,000
Net cash used in financing activities	(4,527)	(6,306)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,314)	3,532
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,581	(24,451)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,697	42,896
CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,278	$18,445

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net	$36,322	$48,350
Income taxes paid, net of refunds	$5,472	$7,225

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

(Dollars and euros in thousands, except per share amounts)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description, Background—Rockwood Specialties Group, Inc. and Subsidiaries (“Rockwood” or the “Company”) is a worldwide manufacturer and distributor of specialty chemicals and performance materials used for industrial and commercial purposes.

The Company is an indirect wholly-owned subsidiary of Rockwood Holdings, Inc. (“Holdings”), an entity controlled by Kohlberg Kravis Roberts & Co. L.P. (“KKR”), and formed in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000. The cost of the acquisition (the “KKR Acquisition”), along with related fees and expenses, was financed using aggregate proceeds of $1,227,000, consisting of a $382,000 equity contribution made to the Company by its parent companies with $100,000 in borrowings by Rockwood Specialties Consolidated, Inc. under a payment-in-kind subordinated loan facility (“RSCI PIK Notes”) and $282,000 equity investment in Holdings by affiliates of KKR and $845,000 of borrowings under senior secured credit facilities and senior subordinated loan facility. These borrowings were refinanced in July 2003 (the “2003 Refinancing”). Since the KKR Acquisition, KKR has provided consulting and management advisory services to Rockwood for an annual fee of $600.

On July 31, 2004, the Company completed the acquisition of four businesses of Dynamit Nobel from mg technologies ag. The businesses acquired are focused on highly specialized markets and consist of: white pigments; surface treatment and lithium chemicals; ceramics; and pharmaceutical intermediates.  The cost of the acquisition (the “DN Acquisition”), along with related fees and expenses, as well as the repayment of the borrowings under the Company’s then existing senior secured facilities (the “2003 Senior Credit Facilities”) and $20,000 of the pay-in-kind notes issued by Rockwood Specialties Consolidated, Inc., was financed using new equity contributions from affiliates of KKR and affiliates of CSFB Private Equity (“CSFB”), and borrowing under the new senior secured credit facilities (the “2004 Senior Credit Facilities”) and the new senior subordinated loan facility (the “2004 Senior Subordinated Loan Facility”) (collectively, the “2004 Financing”) from certain lending institutions (the “DN Lenders”) including CSFB. See Note 8 for a more complete description of the DN Acquisition and the 2004 Financing.

Basis of Presentation — The accompanying condensed consolidated balance sheets of Rockwood and the related condensed consolidated statements of operations and cash flows are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

The interim financial statements included herein are unaudited. The condensed consolidated financial statements are presented based upon accounting principles generally accepted in the United States of America (“US GAAP”), except that certain information and footnote disclosures, normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”). Management believes the disclosures herein are adequate and the financial statements reflect adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2004 and December 31, 2003 and the results of its operations for the three and six months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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

Stock-Based Compensation—The Company accounts for the Rockwood Holdings, Inc. Amended and Restated 2003 Stock Purchase and Option Plan (the “Plan”) under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation is reflected in net income (loss) for this Plan, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income (loss), as reported	$10,822	$2,252	$25,834	$(11,023)
Stock-based employee compensation expense determined under fair value based method, net of tax	(116)	(159)	(232)	(264)

Pro forma net income (loss)	$10,706	$2,093	$25,602	$(11,287)

Comprehensive income —Comprehensive income includes net income (loss) and other comprehensive income, summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income (loss)	$10,822	$2,252	$25,834	$(11,023)
Foreign currency translation	(5,227)	16,810	(9,336)	24,757

Comprehensive income	$5,595	$19,062	$16,498	$13,734

Reclassifications—Certain prior year amounts have been reclassified to conform to current year classification.

Recent Accounting Pronouncements—No new accounting pronouncements have been adopted nor issued during 2004 that would have a significant impact on the Company’s financial position, results of operations or cash flows.

2.             SEGMENT INFORMATION:

Rockwood operates in three reportable segments according to the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company’s key decision makers. The three segments are: (1) Performance Additives, which consists of pigments, timber treatment chemicals, clay-based additives and water treatment chemicals business lines; (2) Specialty Compounds; and (3) Electronics, which consists of electronic chemicals, wafer reclaim and photomasks business lines.

Summarized financial information for each of the reportable segments is provided in the following table.

	Performance Additives	Specialty Compounds	Electronics	Corporate and Eliminations	Consolidated
Three months ended June 30, 2004
Net sales	$173,204	$52,584	$41,181	$—	$266,969
Operating income (loss)	39,609	6,828	2,104	(5,888)	42,653
Adjusted EBITDA	46,630	8,221	7,392	(4,102)	58,141

Three months ended June 30, 2003
Net sales	$131,422	$46,146	$35,129	$—	$212,697
Operating income (loss)	26,696	4,795	5,191	(4,436)	32,246
Adjusted EBITDA	33,366	6,451	5,588	(3,402)	42,003

Six months ended June 30, 2004
Net sales	$312,282	$100,464	$81,593	$—	$494,339
Operating income (loss)	64,555	12,228	3,694	(10,615)	69,862
Adjusted EBITDA	78,684	14,997	14,032	(8,492)	99,221

Six months ended June 30, 2003
Net sales	$232,197	$90,136	$70,519	$—	$392,852
Operating income (loss)	39,700	9,582	7,153	(8,809)	47,626
Adjusted EBITDA	52,916	12,474	11,783	(6,829)	70,344

The summary of segment information above includes “Adjusted EBITDA”, a financial measure used by senior management to evaluate the operating performance of each segment. Rockwood defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain non-recurring gains and charges and certain items deemed by Rockwood’s senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units.  In addition, management uses Adjusted EBITDA as the most significant criterion in the calculation of performance-based cash bonuses.

Below is segment information reconciling net income (loss) to Adjusted EBITDA:

	Performance Additives	Specialty Compounds	Electronics	Corporate and Eliminations	Consolidated
Three months ended June 30, 2004
Net income (loss)	$21,464	$4,649	$953	$(16,244)	$10,822
Income tax (benefit) provision	11,000	2,274	(24)	(1,465)	11,785
Interest, net	7,015	(95)	1,330	4,191	12,441
Depreciation and amortization	7,021	1,379	5,247	737	14,384
Restructuring and related charges	—	14	41	—	55
Systems/organization establishment expenses	—	—	—	984	984
Cancelled acquisition and disposal costs	—	—	—	65	65
Stamp duty tax	—	—	—	3,980	3,980
Foreign exchange loss (gain)	130	—	(155)	3,650	3,625
Total Adjusted EBITDA	$46,630	$8,221	$7,392	$(4,102)	$58,141

Three months ended June 30, 2003
Net income (loss)	$19,797	$5,958	$2,788	$(26,291)	$2,252
Income tax (benefit) provision	(1,042)	(1,172)	662	2,519	967
Interest, net	7,936	(70)	1,730	12,787	22,383
Depreciation and amortization	6,522	1,257	4,365	520	12,664
Restructuring and related charges	148	399	193	—	740
Systems/organization establishment expenses	—	—	—	372	372
Cancelled acquisition and disposal costs	—	—	371	142	513
Business interruption costs and insurance recovery	—	—	(4,532)	—	(4,532)
Foreign exchange loss (gain)	5	79	11	6,549	6,644
Total Adjusted EBITDA	$33,366	$6,451	$5,588	$(3,402)	$42,003

Six months ended June 30, 2004
Net income (loss)	$31,845	$8,383	$1,624	$(16,018)	$25,834
Income tax (benefit) provision	19,429	3,999	1,196	(5,031)	19,593
Interest, net	14,575	(154)	2,848	11,818	29,087
Depreciation and amortization	14,129	2,755	10,297	990	28,171
Restructuring and related charges	—	14	41	—	55
Systems/organization establishment expenses	—	—	—	1,068	1,068
Cancelled acquisition and disposal costs	—	—	—	65	65
Stamp duty tax	—	—	—	3,980	3,980
Foreign exchange loss (gain)	(1,294)	—	(1,974)	(5,364)	(8,632)
Total Adjusted EBITDA	$78,684	$14,997	$14,032	$(8,492)	$99,221

Six months ended June 30, 2003
Net income (loss)	$23,840	$9,428	$2,947	$(47,238)	$(11,023)
Income tax (benefit) provision	691	315	730	(6,459)	(4,723)
Interest, net	15,156	(143)	3,356	24,787	43,156
Depreciation and amortization	12,745	2,477	8,464	1,040	24,726
Restructuring and related charges	328	415	292	—	1,035
Systems/organization establishment expenses	—	—	—	744	744
Cancelled acquisition and disposal costs	—	—	406	196	602
Business interruption costs and insurance recovery	—	—	(4,532)	—	(4,532)
Inventory write-up reversal	143	—	—	—	143
Foreign exchange loss (gain)	13	(18)	120	20,101	20,216
Total Adjusted EBITDA	$52,916	$12,474	$11,783	$(6,829)	$70,344

A significant adjustment in arriving at Adjusted EBITDA is foreign exchange loss (gain).  The Company has recorded foreign exchange losses and (gains) reflecting the non-cash impact of remeasuring its euro-denominated debt. Such losses (gains) resulted from the (weakening) strengthening euro against the U.S. dollar during the applicable periods. The current year amount also includes the impact of currency fluctuations on cash balances denominated in a currency different than the applicable local currency and a mark-to-market loss of $2,878 during the quarter ended June 30, 2004 on the call options related to the DN Acquisition. See Note 8 for a more complete description of the DN Acquisition and related call options.

Systems/organization establishment expenses include costs that arose in connection with the KKR Acquisition and

Rockwood’s resulting organization as a stand-alone company and primarily relate to the amortization of sign-on compensation arrangements for key executives. These are reflected in the “corporate costs and eliminations” column when the Company’s results are presented on a segment basis. For the three and six months ended June 30, 2004, systems/organization establishment expenses also include certain costs in connection with the integration of the DN Acquisition (See Note 8) as well as professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002.

The Stamp Duty tax is a tax on certain assets transferred in the United Kingdom in connection with the KKR Acquisition.

3. INVENTORIES:

Inventories are comprised of the following:

	June 30, 2004	December 31, 2003

Raw materials	$26,506	$26,821
Work-in-process	2,951	3,203
Finished goods	50,405	49,967
Packaging materials	7,600	7,788
	$87,462	$87,779

4.  GOODWILL:

Below are goodwill balances and activity by segment:

	Performance Additives	Specialty Compounds	Electronics	Total
Balance, December 31, 2003	$450,923	$110,302	$122,663	$683,888
Foreign exchange	(1,594)	(408)	444	(1,558)
Other	7	—	148	155
Balance, June 30, 2004	$449,336	$109,894	$123,255	$682,485

5.  OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	June 30, 2004	December 31, 2003
Patents	$40,229	$41,388
Less accumulated amortization	(19,871)	(17,571)
Patents, net	20,358	23,817
Internally developed software costs	2,122	2,083
Less accumulated amortization	(1,140)	(870)
Internally developed software costs, net	982	1,213
Other, net	473	642
Other intangible assets, net	$21,813	$25,672

Amortization of other intangible assets was $1,616 and $1,702 for the three months ended June 30, 2004 and 2003, respectively, and  $3,262 and $3,098 for the six months ended June 30, 2004 and 2003, respectively.

6.                                      EMPLOYEE BENEFIT PLANS:

The following represents the net periodic pension benefit costs and related components in accordance with SFAS 132:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Service cost	$426	$285	$744	$570
Interest cost	674	494	1,319	988
Expected return on plan assets	(478)	(377)	(951)	(754)
Net amortization of prior experience losses	150	59	300	118

Net periodic benefit cost	$772	$461	$1,412	$922

7.             CONTINGENCIES:

Legal Proceedings—The Company is involved in various legal proceedings, including product liability and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these matters, in accordance with SFAS 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company’s policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred.

Indemnity Matters—Under the terms of the Business and Share Sale and Purchase Agreement, the Deed of Tax Covenant and the Environmental Deed entered into in connection with the KKR Acquisition, Degussa UK Holdings Ltd., as successor to the Seller, is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing of the KKR Acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification claims will not have a material effect on the Company’s financial condition or results of operations.

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

8.             SUBSEQUENT EVENTS:

DN Acquisition—On July 31, 2004, the Company completed the acquisition of four businesses of Dynamit Nobel from mg technologies ag. The businesses are focused on highly specialized markets and consist of: white pigments; surface treatment and lithium chemicals; ceramics; and pharmaceutical intermediates. At the same time, the Company refinanced all outstanding borrowings under its then existing senior secured credit facilities.

Approximate sources and uses of funds are as follows:

SOURCES:
Stockholders’ equity
Capital contributions from affiliates of KKR and affiliates of CSFB to Holdings	$425,000
Less repayment of RSCI PIK Notes	(21,000)
Net capital contributed to Rockwood	404,000

Long term debt (excludes assumed DN debt of $162,000)
2004 Senior Credit Facilities (excludes $50,000 Term Loan and $250,000 revolving credit facility undrawn at July 31, 2004):
Term Loan A	$202,000
Term Loan B	985,000
Term Loan C	267,000
2004 Senior Subordinated Loan Facility	855,000
2,309,000

Existing Cash utilized	49,000

$2,762,000

USES:
Repayment of 2003 Senior Credit Facilities	$442,000
Purchase price (subject to adjustment) of net assets of DN businesses	1,969,000
Assumed DN debt to be repaid at or shortly after closing	191,000
Cash settlement of derivative transactions related to DN Acquisition	20,000
Estimated transaction costs	70,000
Estimated financing costs	70,000

$2,762,000

Under the 2004 Senior Credit Facilities, Term Loans A and B as well as the revolving credit facility generally bear interest at an annual rate of LIBOR + 2.5%.  Term Loan C generally has an annual interest rate of LIBOR + 3.0%.  Term Loan A is payable in January and July of each year at escalating percentages of the original principal amount with a final maturity date of July 2011. Term Loans B and C are payable in January and July of each year at amounts equal to 0.5% of the original principal balance, with the remainder due at the final maturity date of July 2012. At July 31, 2004 the Company had no principal outstanding and approximately $15,000 of standby letters of credit outstanding under the revolving credit facility, which has a final maturity date of July 2010. In connection with the DN Acquisition, the Company assumed certain standby letters of credit and comparable obligations. Many of these obligations will have to be renewed upon expiration and will then reduce availability under the revolving credit facility.

Similar to the 2003 Senior Credit Facilities, the 2004 Senior Credit Facilities are subject to certain financial covenants including the requirement of a maximum debt to earnings before interest, taxes, depreciation, and amortization and other items, as defined (“EBITDA”), ratio, and a minimum EBITDA to interest expense ratio, all as defined therein. The 2004 Senior Credit Facilities also contains certain restrictions on the ability of the Company to, among other things: incur indebtedness; merge or consolidate; dispose of assets; make investments or capital expenditures; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions. In addition, the term loans have been and will continue to be subject to mandatory prepayment upon certain conditions as defined therein. The 2004 Senior Credit Facilities borrowings are collateralized by substantially all of the assets and equity of Rockwood and its US subsidiaries as well as by assets and a portion of equity of certain non-US subsidiaries. Additionally, these borrowings are guaranteed by Rockwood Specialties International, Inc., Rockwood’s immediate parent.

The 2004 Senior Subordinated Loan Facility is due in 2014; provided however, in the event the existing 10 5/8% senior subordinated notes (the “10 5/8% Notes”) have not been refinanced or repaid in full, the 2004 Senior Subordinated Loan Facility will be due February 2011. The 2004 Senior Subordinated Loan is pari passu to Rockwood’s existing 10 5/8% Notes, with initial interest at a rate equal to the greater of 9.0% and LIBOR + 7% (in the case of euro borrowings) or LIBOR + 8% (in the case of dollar borrowings) annually with a 75 basis point increase every six months for the first 18 months. If the 2004 Senior Subordinated Loan Facility is not refinanced within 18 months, the interest rate will be 14.5%, of which 12.0% (12.5% under certain circumstances) is payable in cash with the remainder payable in-kind at the Company’s option.  All other terms are comparable to the Company’s 10 5/8% Notes.

$974,000 of the debt outstanding as a result of the 2004 Financing are denominated in euros, using exchange rates in effect on July 31, 2004. In order to mitigate the effect of any exchange rate changes which may have taken place prior to the closing of the DN Acquisition (and its related 2004 Financing), the Company entered into call options, permitting it to purchase up to €750,000 at a price of $1.225 per euro. Rockwood recorded a mark-to-market loss of $2,878 during the quarter ended June 30, 2004 on the call options. The options expired unexercised and the Company recorded an additional loss of $8,082 in the third quarter of 2004. The Company also entered into a forward contract in July to purchase €1,057,000 at a fixed U.S. dollar rate related to the 2004 Financing, which was utilized to pay for a portion of the purchase price at closing. The Company will record a charge of approximately $4,000 in the third quarter on this contract.

Financing costs will be capitalized and amortized using the effective interest rate method over the term of the debt outstanding under the 2004 Financing. Acquisition costs will be capitalized into the overall cost of the DN Acquisition. Rockwood will record a write-off in the third quarter of 2004 of $1,831 of unamortized fees that had been capitalized as part of the 2003 Refinancing for loans repaid under the 2004 Financing.

Approximately $21,500 of the transaction and financing fees were paid to KKR or its affiliates and approximately $34,500 to CSFB or its affiliates. Effective with the DN Acquisition, KKR and CSFB have agreed to provide Rockwood consulting and management advisory services for an aggregate annual fee of $2,000, which amount will be increased by 5% each year.

In July 2004, Rockwood agreed to acquire the Pigments and Dispersions business of Johnson Matthey Plc (“JM”) for approximately $48,000 (subject to post-closing adjustment).  Subject to regulatory clearance, Rockwood expects to complete this acquisition during the third quarter of 2004.  Rockwood will utilize the remaining $50,000 of undrawn funds from the term loan portion of the 2004 Senior Credit Facilities to finance this transaction.

9.             CONSOLIDATING FINANCIAL INFORMATION:

As described in the Company’s 2003 10-K, the Company issued the 10 5/8% Notes in July 2003.  The following unaudited consolidating financial statements present the results of operations, financial condition and cash flows, in separate columns, of the parent company (Rockwood Specialties Group, Inc.) which is the issuer of the 10 5/8% Notes, guarantor subsidiaries, non-guarantor subsidiaries, elimination adjustments, and consolidated totals.

ROCKWOOD SPECIALTIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET SALES	$—	$183,084	$83,885	$266,969
COST OF PRODUCTS SOLD	—	124,508	63,876	188,384
GROSS PROFIT	—	58,576	20,009	78,585
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	50	24,442	11,385	35,877
RESTRUCTURING CHARGE, net	—	14	41	55
OPERATING (LOSS) INCOME	(50)	34,120	8,583	42,653
OTHER INCOME (EXPENSES):
Intergroup interest, net	13,418	(12,557)	(861)	—
Interest, net	(9,829)	(412)	(2,200)	(12,441)
Intergroup other, net	—	(770)	770	—
Foreign exchange gain (loss), net	(2,871)	(19)	(735)	(3,625)
Other, net	—	—	(3,980)	(3,980)
Net	718	(13,758)	(7,006)	(20,046)
INCOME BEFORE TAXES	668	20,362	1,577	22,607
INCOME TAX PROVISION	267	8,197	3,321	11,785
NET INCOME (LOSS)	$401	$12,165	$(1,744)	$10,822

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET SALES	$—	$141,178	$71,519	$212,697
COST OF PRODUCTS SOLD	—	98,577	54,154	152,731
GROSS PROFIT	—	42,601	17,365	59,966
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	50	21,385	5,545	26,980
RESTRUCTURING CHARGE, net	—	740	—	740
OPERATING (LOSS) INCOME	(50)	20,476	11,820	32,246
OTHER INCOME (EXPENSES):
Intergroup interest, net	14,456	(13,633)	(823)	—
Interest, net	(17,995)	18	(4,406)	(22,383)
Intergroup other, net	—	(522)	522	—
Foreign exchange gain (loss), net	(5,254)	(300)	(1,090)	(6,644)
Net	(8,793)	(14,437)	(5,797)	(29,027)
(LOSS) INCOME BEFORE TAXES	(8,843)	6,039	6,023	3,219
INCOME TAX (BENEFIT) PROVISION	(2,653)	1,812	1,808	967
NET (LOSS) INCOME	$(6,190)	$4,227	$4,215	$2,252

ROCKWOOD SPECIALTIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET SALES	$—	$331,410	$162,929	$494,339
COST OF PRODUCTS SOLD	—	227,634	125,732	353,366
GROSS PROFIT	—	103,776	37,197	140,973
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	100	47,961	22,995	71,056
RESTRUCTURING CHARGE, net	—	14	41	55
OPERATING (LOSS) INCOME	(100)	55,801	14,161	69,862
OTHER INCOME (EXPENSES):
Intergroup interest, net	27,770	(26,020)	(1,750)	—
Interest, net	(23,296)	(639)	(5,152)	(29,087)
Intergroup other, net	—	(913)	913	—
Foreign exchange gain (loss), net	(3,012)	(12)	11,656	8,632
Other, net	—	—	(3,980)	(3,980)
Net	1,462	(27,584)	1,687	(24,435)
INCOME BEFORE TAXES	1,362	28,217	15,848	45,427
INCOME TAX PROVISION	545	11,732	7,316	19,593
NET INCOME	$817	$16,485	$8,532	$25,834

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET SALES	$—	$255,353	$137,499	$392,852
COST OF PRODUCTS SOLD	—	181,860	104,979	286,839
GROSS PROFIT	—	73,493	32,520	106,013
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	110	42,030	15,212	57,352
RESTRUCTURING CHARGE, net	—	1,035	—	1,035
OPERATING INCOME (LOSS)	(110)	30,428	17,308	47,626
OTHER INCOME (EXPENSES):
Intergroup interest, net	28,525	(26,895)	(1,630)	—
Interest, net	(34,655)	17	(8,518)	(43,156)
Intergroup other, net	—	(1,146)	1,146	—
Foreign exchange gain (loss), net	(9,140)	(6)	(11,070)	(20,216)
Net	(15,270)	(28,030)	(20,072)	(63,372)
INCOME (LOSS) BEFORE TAXES	(15,380)	2,398	(2,764)	(15,746)
INCOME TAX (BENEFIT) PROVISION	(4,614)	720	(829)	(4,723)
NET (LOSS) INCOME	$(10,766)	$1,678	$(1,935)	$(11,023)

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

JUNE 30, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(27,961)	$89,569	$6,670	$—	$68,278
Accounts receivable, net	—	91,691	68,799	—	160,490
Inventories	—	46,648	40,814	—	87,462
Deferred income taxes	(933)	2,782	1,911	—	3,760
Prepaid expenses and other	—	12,338	3,948	—	16,286
Total current assets	(28,894)	243,028	122,142	—	336,276
PROPERTY, PLANT AND EQUIPMENT, net	2	185,911	218,706	—	404,619
INVESTMENT IN SUBSIDIARIES	660,412	—	—	(660,412)	—
GOODWILL	—	363,959	318,526	—	682,485
INTERGROUP RECEIVABLE	586,899	565,842	64,545	(1,217,286)	—
OTHER INTANGIBLE ASSETS, net	—	4,523	17,290	—	21,813
DEFERRED DEBT ISSUANCE COSTS, net	2,197	8,681	2,268	—	13,146
OTHER ASSETS	—	10,468	285	—	10,753
TOTAL ASSETS	$1,220,616	$1,382,412	$743,762	$(1,877,698)	$1,469,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$59,573	$50,146	$—	$109,719
Income taxes payable	(577)	(1,385)	15,380	—	13,418
Accrued expenses and other liabilities	10,442	40,702	18,635	—	69,779
Long-term debt, current portion	2,697	—	8,795	—	11,492
Total current liabilities	12,562	98,890	92,956	—	204,408
LONG-TERM DEBT	640,685	—	170,422	—	811,107
INTERGROUP PAYABLE	13,750	1,073,343	130,193	(1,217,286)	—
DEFERRED INCOME TAXES	(29,610)	31,491	18,008	—	19,889
OTHER LIABILITIES	17,975	23,448	22,532	94	64,049
Total liabilities	655,362	1,227,172	434,111	(1,217,192)	1,099,453
STOCKHOLDERS’ EQUITY:
Common stock	4	190,606	70,037	(260,643)	4
Paid-in capital	478,331	135,849	253,546	(399,863)	467,863
Accumulated other comprehensive income (loss)	16,539	(3,092)	63,604	—	77,051
Accumulated deficit	70,380	(168,123)	(77,536)	—	(175,279)
Total stockholders’ equity	565,254	155,240	309,651	(660,506)	369,639
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,220,616	$1,382,412	$743,762	$(1,877,698)	$1,469,092

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(43,150)	$79,213	$6,634	$—	$42,697
Accounts receivable, net	—	78,892	59,385	—	138,277
Inventories	—	47,597	40,182	—	87,779
Deferred income taxes	(388)	1,993	1,183	—	2,788
Prepaid expenses and other	—	8,099	4,415	—	12,514
Total current assets	(43,538)	215,794	111,799	—	284,055
PROPERTY, PLANT AND EQUIPMENT, net	2	190,083	228,544		418,629
INVESTMENT IN SUBSIDIARIES	660,412	—	—	(660,412)	—
GOODWILL	—	362,441	321,447	—	683,888
INTERGROUP RECEIVABLE	609,061	602,176	90,968	(1,302,205)	—
OTHER INTANGIBLE ASSETS, net	—	5,703	19,969	—	25,672
DEFERRED DEBT ISSUANCE COSTS, net	2,257	9,600	2,228	—	14,085
OTHER ASSETS	—	6,429	250	—	6,679
TOTAL ASSETS	$1,228,194	$1,392,226	$775,205	$(1,962,617)	$1,433,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$52,611	$45,985	$—	$98,596
Income taxes payable	(578)	88	12,496	—	12,006
Accrued expenses and other liabilities	7,802	25,349	18,063	—	51,214
Long-term debt, current portion	2,697	—	6,330	—	9,027
Total current liabilities	9,921	78,048	82,874	—	170,843
LONG-TERM DEBT	642,033	—	181,895	—	823,928
INTERGROUP PAYABLE	14,663	1,129,939	157,603	(1,302,205)	—
DEFERRED INCOME TAXES	(29,610)	18,996	17,913	—	7,299
OTHER LIABILITIES	24,702	28,046	24,453	94	77,295
Total liabilities	661,709	1,255,029	464,738	(1,302,111)	1,079,365
STOCKHOLDERS’ EQUITY:
Common stock	4	190,606	70,037	(260,643)	4
Paid-in capital	478,331	134,412	255,485	(399,863)	468,365
Accumulated other comprehensive income (loss)	18,587	(3,213)	71,013	—	86,387
Accumulated deficit	69,563	(184,608)	(86,068)	—	(201,113)
Total stockholders’ equity	566,485	137,197	310,467	(660,506)	353,643
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,228,194	$1,392,226	$775,205	$(1,962,617)	$1,433,008

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$817	$16,485	$8,532	$25,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	11,794	16,377	28,171
Deferred financing costs amortization	138	641	157	936
Foreign exchange (gain) loss	3,012	12	(11,656)	(8,632)
Fair value adjustments of derivatives	(6,656)	—	(1,980)	(8,636)
Bad debt provision	—	900	35	935
Deferred income taxes	545	11,732	—	12,277
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(13,699)	(9,893)	(23,592)
Inventories	—	949	(1,181)	(232)
Prepaid expenses and other assets	(280)	(47)	(34)	(361)
Accounts payable	—	6,789	4,965	11,754
Income taxes payable	—	(1,472)	3,261	1,789
Accrued expenses and other liabilities	18,961	(16,665)	2,167	4,463
Net cash provided by operating activities	16,537	17,419	10,750	44,706
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(7,069)	(6,248)	(13,317)
Sale of property, plant and equipment	—	6	27	33
Net cash used in investing activities	—	(7,063)	(6,221)	(13,284)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,348)	—	(3,179)	(4,527)
Net cash used in financing activities	(1,348)	—	(3,179)	(4,527)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(1,314)	(1,314)
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,189	10,356	36	25,581
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	(43,150)	79,213	6,634	42,697
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(27,961)	$89,569	$6,670	$68,278

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,766)	$1,678	$(1,935)	$(11,023)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	11,213	13,513	24,726
Deferred financing costs amortization	2,549	—	549	3,098
Foreign exchange loss	9,273	—	11,276	20,549
Fair value adjustments of derivatives	1,147	—	1,105	2,252
Bad debt provision	—	56	140	196
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(5,495)	(8,613)	(14,108)
Inventories	—	(1,230)	842	(388)
Prepaid expenses and other assets	—	(2,681)	726	(1,955)
Accounts payable	—	10,858	(1,502)	9,356
Income taxes payable	(4,641)	189	(7,305)	(11,757)
Accrued expenses and other liabilities	(77,827)	57,467	2,810	(17,550)
Net cash (used in) provided by operating activities	(80,265)	72,055	11,606	3,396
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(12,465)	—	(12,465)
Capital expenditures	—	(6,391)	(9,669)	(16,060)
Sale of property, plant and equipment	—	171	24	195
Net insurance proceeds from fire damage	—	—	3,257	3,257
Net cash used in investing activities	—	(18,685)	(6,388)	(25,073)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(8,259)	—	(6,047)	(14,306)
Proceeds from long-term debt	8,000	—	—	8,000
Net cash provided by financing activities	(259)	—	(6,047)	(6,306)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	3,532	3,532
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(80,524)	53,370	2,703	(24,451)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,392	(1,738)	2,242	42,896
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(38,132)	$51,632	$4,945	$18,445

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report. In this section, unless we indicate otherwise or the context otherwise requires, any references to “we,”“our,” and “us” refer to Rockwood Specialties Group, Inc. and its consolidated subsidiaries.

General

We are a global developer, manufacturer and marketer of high value-added specialty chemicals and performance materials in our specific markets. We serve customers across a wide variety of industries and geographic areas. As of June 30, 2004, we operated through three business segments: (i) Performance Additives; (ii) Specialty Compounds; and (iii) Electronics, which generated approximately 63.2%, 20.3% and 16.5%, respectively, of our net sales for the six months ended June 30, 2004, and 79.3%, 15.1% and 14.1%, respectively, of our Adjusted EBITDA for the six months ended June 30, 2004 with corporate costs and eliminations representing (8.5%) of such Adjusted EBITDA, and 92.4%, 17.5% and 5.3%, respectively, of our operating income for the six months ended June 30, 2004, with corporate costs and eliminations representing (15.2%) of such operating income. Our senior management uses Adjusted EBITDA as the primary measure to evaluate our ongoing financial performance. In addition, management uses Adjusted EBITDA on a consolidated basis as the most significant criterion in the calculation of performance-based cash bonuses. We believe this financial measure on a consolidated basis is helpful in highlighting trends in our overall business because Adjusted EBITDA excludes those items that have little or no bearing on our day-to-day operating performance. See “Adjustments from Net income (loss) to Adjusted EBITDA” for a detailed discussion of this measure as well as a reconciliation of net income (loss) to such measure.

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

•                                          The increasing market for environmentally advanced wood treatment chemical products and the phase out of chromated copper arsenate (“CCA”) wood treatment products for residential use has had a positive impact on our Timber Treatment Chemicals business, which is a leading supplier of such products. This trend has helped our Timber Treatment Chemicals business increase its portion of sales of higher margin ACQ products, and we expect this trend to continue as ACQ products are transitioned into the North American residential market.

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

Currency Fluctuations

We operate a geographically diverse business. We estimate that we sold to customers in more than 60 countries during the first half of 2004. During this period, we served our diverse and extensive customer base with 39 manufacturing facilities in nine countries. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, euros and pounds sterling. Our results of operations and financial condition are therefore impacted by the fluctuation of the euro and the pound sterling against our reporting currency, the U.S. dollar. No other currency is significant to our results of operations. Unless otherwise noted, all references below to currency exchange rate changes primarily relate to the strengthening of the euro and the pound against the U.S. dollar in the periods compared.

Our financial results are subject to the impact of gains and losses on currency translations, which occur when balance sheet accounts of foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates over the course of that period. Gains and losses on currency translations are recorded in our financial statements as a component of “other comprehensive income (loss)” and do not impact our operating margins. The increase in the value of the euro has had a positive impact on our net sales, gross profit and operating income reported in our consolidated statements of operations for the three and six months ended June 30, 2004.

Our balance sheet is subject to the effect of currency fluctuations on the translation of our foreign currency denominated debt and cash. Gains and losses on the translation of debt and cash denominated in a currency other than the functional currency of the borrower are included as a component of “other income and expenses.”

In addition, our financial results are subject to the impact of gains and losses on currency transactions, which occur when the currency structure of our costs and liabilities deviates from the currency structure of sales proceeds and assets. Gains and losses on currency transactions are included in operating income and impact our operating margins. We have entered into certain contracts in 2004 in connection with a small portion of our currency transaction risk. Although our operating margins historically have not been significantly impacted by currency transaction risk, currency fluctuations could have a material impact on our future operating income and operating margins.

Raw Materials

As of June 30, 2004, our most significant raw materials are iron oxide, used in Pigments; copper, amine and quat used in ACQ wood preservation chemicals in our Timber Treatment Chemicals business; quaternary amines used in Clay-based Additives; and polyvinyl chloride resin and plasticizers used in Specialty Compounds.

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

With the exception of PVC resin, our raw materials generally have not displayed significant price fluctuations. PVC prices have steadily increased in 2004.  In addition, other than in connection with energy costs, we do not have any significant exposure to petroleum price fluctuations.

Acquisitions and Dispositions

Our Pigments business within our Performance Additives segment purchased the assets of Southern Color for approximately $12.0 million in March 2003. As a result, we have expanded our position as a leading supplier of pigments, packaged mortar products and masonry coloring services to the construction industry. In addition, this acquisition includes blending and packaging services for major cement producers, as well as color and specialty products for the brick and ready-mix markets and decorative concrete surface treatments including stains, sealers and overlay products. We financed this acquisition using a combination of existing cash flows from operations and borrowings under our then existing revolving credit facility. Results of operations for Southern Color were included in our results of operations effective as of the acquisition date.

See also “—Liquidity and Capital Resources” below for discussion of acquisitions consummated or to be consummated in the third quarter of 2004.

Adjustments from Net income (loss) to Adjusted EBITDA

Certain items are added to or subtracted from net income (loss) to arrive at Adjusted EBITDA. One significant item is foreign exchange (gain)loss. We have recorded foreign exchange (gains) and losses related to our long-term debt. These amounts reflect the non-cash impact on our euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar during the applicable periods.  The current year amount also includes the impact of currency fluctuations on cash balances denominated in a currency different than the applicable local currency and a mark-to-market loss of $2,878 during the quarter ended June 30, 2004 on the call options related to the DN Acquisition.

Systems/organization establishment expenses include costs that arose in connection with the KKR Acquisition and our resulting organization as a stand-alone company and primarily relate to the amortization of sign-on compensation arrangements for key executives. These are reflected in the “corporate costs and eliminations” column when our results are presented on a segment basis. For the three and six months ended June 30, 2004, systems/organization establishment expenses also include certain costs in connection with the integration of the DN Acquisition as well as professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002.

The Stamp Duty tax is a tax on certain assets transferred in the United Kingdom in connection with the KKR Acquisition.

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

The following table sets forth the applicable components of Adjusted EBITDA and also serves as a reconciliation of net income (loss) to Adjusted EBITDA on a GAAP basis:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$10,822	$2,252	$25,834	$(11,023)
Income tax provision (benefit)	11,785	967	19,593	(4,723)
Interest expense, net	12,441	22,383	29,087	43,156
Depreciation and amortization	14,384	12,664	28,171	24,726
Restructuring and related charges	55	740	55	1,035
Systems/organization establishment expenses	984	372	1,068	744
Cancelled acquisition and disposal costs	65	513	65	602
Stamp duty tax	3,980	—	3,980	—
Business interruption and insurance recovery	—	(4,532)	—	(4,532)
Inventory write-up reversal	—	—	—	143
Foreign exchange (gain) loss	3,625	6,644	(8,632)	20,216

Total Adjusted EBITDA	$58,141	$42,003	$99,221	$70,344

Particularly given our leverage, Adjusted EBITDA is also critical to evaluating our liquidity position because Adjusted EBITDA is a key component used in the calculation of financial ratios used in certain long-term debt financial covenants, including the ratio of Adjusted EBITDA to cash interest expense, net and the ratio of net debt (debt, net of cash) to Adjusted EBITDA.

Adjusted EBITDA, which is referred to under the indenture governing our 10 5/8% Notes and under the new senior subordinated loan agreement (the “2004 Senior Subordinated Loan Agreement”) as “EBITDA,” is defined therein as consolidated net income (which, as defined therein, excludes gains and losses on disposed operations and goodwill impairment charges) plus (i) income tax expense, (ii) interest expense, (iii) depreciation and amortization expense, (iv) expenses related to any equity offerings, permitted investments, acquisitions, dispositions, recapitalizations or debt permitted to be incurred thereunder, (v) any restructuring charges, including any one-time costs incurred in connection with acquisitions after July 23, 2003, (vi) other non-cash charges that reduce consolidated net income, (vii) minority interest, (viii) systems/organization establishment expenses and, prior to December 31, 2001, unusual patent litigation expenses, less (ix) non-cash items that increase consolidated net income.

The key financial ratios in our new senior secured credit agreement (the “2004 Senior Secured Credit Agreement”) are net debt to Adjusted EBITDA, which is required to be less than 6.95 to 1 for the quarter ending December 31, 2004, and Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to-market value of our interest rate and cross-currency interest rate derivatives), will be required to be at least 1.60 to 1 for the quarter ending December 31, 2004. Adjusted EBITDA in our 2004 Senior Secured Credit Agreement is calculated in a manner similar to the definition of such measure in the indenture governing the 10 5/8 Notes and the 2004 Senior Subordinated Loan Agreement.

Given the importance of the financial ratios used in certain covenants of our long-term debt agreements, we believe Adjusted EBITDA is a relevant financial measure for our investors. Given this additional use of Adjusted EBITDA as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Six months ended June 30,
	2004	2003
Net cash provided by operating activities	$44,706	$3,396
Changes in assets and liabilities net of the effect of foreign currency translation and acquisitions	6,179	36,402
Current portion of income tax (benefit) provision	7,567	(4,723)
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses on derivatives	36,786	37,806
Restructuring and related charges	55	1,035
Systems/organization establishment expenses	1,068	744
Cancelled acquisition and disposal costs	65	602
Business interruption and insurance recovery	—	(4,532)
Stamp duty tax	3,980	—
Inventory write-up reversal	—	143
Bad debt provision	(935)	(196)
Foreign currency gain	(250)	(333)
Total Adjusted EBITDA	$99,221	$70,344

Adjusted EBITDA is not an alternative to net income (loss), operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. Readers should not rely on Adjusted EBITDA as a substitute for any GAAP financial measure. We strongly urge you to review the reconciliations of Adjusted EBITDA contained in this section, including the related explanations described herein and in our 2003 10-K, the limitations of these exclusions described below and the other financial information contained herein. We also strongly urge you not to rely on any single financial measure to evaluate our business.

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

There are material limitations associated with excluding the reconciling items listed in the previous tables from our earnings to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to the use of the most directly comparable GAAP financial measures. For example, the cash portion of income tax (benefit) provision, interest expense,net and restructuring as well as non-recurring charges related to areas such as securities issuance, acquisition activities and systems/organization establishment generally represent (gains) charges which may significantly affect funds available to use in our operating, financing, and investment activities. Non-operating foreign exchange gains (losses), although not immediately affecting cash, may affect the amount of funds needed to service our debt if those currency impacts remain in place as we meet our future principal repayment obligations. Depreciation, amortization, non-cash (gains) charges, inventory write-up reversal and impairment charges, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of the plant, equipment, inventory and intangible assets which permit us to manufacture and/or market our products. These items may be indicative of future needs for capital expenditures, for development or acquisition of intangible assets or relevant trends causing asset value changes. An investor or potential investor may find any one or all of these items important in evaluating our performance, results of operations, financial position and liquidity.

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

The following table presents the major components of our operations, including as a percentage of net sales.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)
Statement of operations data:
Net sales:
Performance Additives	$173,204	$131,422	$312,282	$232,197
Specialty Compounds	52,584	46,146	100,464	90,136
Electronics	41,181	35,129	81,593	70,519

Total	266,969	212,697	494,339	392,852
Gross profit:
Performance Additives	59,458	43,589	104,191	73,077
	34.3%	33.2%	33.4%	31.5%
Specialty Compounds	10,470	8,775	19,542	17,091
	19.9%	19.0%	19.5%	19.0%
Electronics	8,657	7,602	17,240	15,845
	21.0%	21.6%	21.1%	22.5%

Total	78,585	59,966	140,973	106,013
	29.4%	28.2%	28.5%	27.0%
Selling, general and administrative expenses	35,877	26,980	71,056	57,352
	13.4%	12.7%	14.4%	14.6%
Restructuring charges	55	740	55	1,035
Operating income (loss):
Performance Additives	39,609	26,696	64,555	39,700
	22.9%	20.3%	20.7%	17.1%
Specialty Compounds	6,828	4,795	12,228	9,582
	13.0%	10.4%	12.2%	10.6%
Electronics	2,104	5,191	3,694	7,153
	5.1%	14.8%	4.5%	4.2%
Corporate costs and eliminations	(5,888)	(4,436)	(10,615)	(8,809)

Total	42,653	32,246	69,862	47,626
	16.0%	15.2%	14.1%	12.1%
Other income (expenses):
Interest expense, net	(12,441)	(22,383)	(29,087)	(43,156)
Foreign exchange (loss) gain, net	(3,625)	(6,644)	8,632	(20,216)
Other, net	(3,980)	—	(3,980)	—

Income (loss) before taxes	22,607	3,219	45,427	(15,746)
Income tax (benefit) provision	11,785	967	19,593	(4,723)

Net income (loss)	$10,822	$2,252	$25,834	$(11,023)

Adjusted EBITDA:
Performance Additives	$46,630	$33,366	$78,684	$52,916
Specialty Compounds	8,221	6,451	14,997	12,474
Electronics	7,392	5,588	14,032	11,783
Corporate costs and eliminations	(4,102)	(3,402)	(8,492)	(6,829)

Total	$58,141	$42,003	$99,221	$70,344

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages.

	Change: Three Month Ended June 30, 2004 versus 2003					Change: Six Month Ended June 30, 2004 versus 2003
	Total	% Change	FX Effect	Acquisition & Divestitures, net	Other	Total	% Change	FX Effect	Acquisition & Divestitures, net	Other
Statement of operations data:
Net sales:
Performance Additives	$41,782	31.8%	$3,086	$1,229	$37,467	$80,085	34.5%	$7,651	$5,748	$66,686
Specialty Compounds	6,438	14.0%	1,406	—	5,032	10,328	11.5%	3,377	—	6,951
Electronics	6,052	17.2%	1,524	412	4,116	11,074	15.7%	3,813	1,526	5,735

Total	54,272	25.5%	6,016	1,641	46,615	101,487	25.8%	14,841	7,274	79,372
Gross Profit:
Performance Additives	15,869	36.4%	989	8	14,872	31,114	42.6%	2,162	719	28,233
Specialty Compounds	1,695	19.3%	298	—	1,397	2,451	14.3%	598	—	1,853
Electronics	1,055	13.9%	(210)	(81)	1,346	1,395	8.8%	(302)	(54)	1,751

Total	18,619	31.0%	1,077	(73)	17,615	34,960	33.0%	2,458	665	31,837
Selling, general and administrative expenses:	8,897	33.0%	719	93	8,085	13,704	23.9%	2,447	718	10,539
Restructuring charges	(685)					(980)
Operating income (loss):
Performance Additives	12,913	48.4%	529	7	12,377	24,855	62.6%	690	133	24,032
Specialty Compounds	2,033	42.4%	184	—	1,849	2,646	27.6%	279	—	2,367
Electronics	(3,087)	(59.5)%	(323)	(173)	(2,591)	(3,459)	(48.4)%	(892)	(186)	(2,381)
Corporate costs and eliminations	(1,452)	32.7%	(32)	—	(1,420)	(1,806)	20.5%	(66)	—	(1,740)

Total	10,407	32.3%	358	(166)	10,215	22,236	46.7%	11	(53)	22,278
Other income (expenses):
Interest expense, net	9,942	(44.4)%	(389)	—	10,331	14,069	(32.6)%	(827)	—	14,896
Foreign exchange gain, net	3,019					28,848
Other, net	(3,890)					(3,890)

Income before taxes	19,388					61,173
Income tax provision	10,818					24,316
Net income:
Performance Additives	(2,811)					3,497
Specialty Compounds	(2,392)					(2,128)
Electronics	2,793					(2,281)
Corporate costs and eliminations	16,566					37,769

Total	$8,570					$36,857

Adjusted EBITDA:
Performance Additives	$13,264	39.8%	802	11	12,451	$25,768	48.7%	1,483	286	23,999
Specialty Compounds	1,770	27.4%	248	—	1,522	2,523	20.2%	452	—	2,071
Electronics	1,804	32.3%	8	(119)	1,915	2,248	19.1%	(123)	(94)	2,466
Corporate costs and eliminations	(700)	20.6%	(32)	—	(668)	(1,663)	24.4%	(66)	—	(1,597)

Total	$16,138	38.4%	$1,026	$(108)	$15,220	$28,877	41.1%	$1,746	$192	$26,939

Three months ended June 30, 2004 compared with three months ended June 30, 2003

Net sales

Net sales were $267.0 million for the second quarter of 2004 as compared to $212.7 million for the second quarter of 2003. The 25.5% increase is principally due to strong demand in our Performance Additives segment, primarily within our Timber Treatment Chemicals and Pigments businesses. Currency exchange rate changes positively impacted net sales in the second quarter of 2004 by approximately $6.0 million.

Performance Additives.  Net sales for our Performance Additives segment increased 31.8% primarily due to higher sales of our Timber Treatment Chemicals and Pigments businesses and favorable currency exchange rates changes. The increase in Timber Treatment Chemicals was primarily due to a greater mix of ACQ products versus CCA products as a result of the ACQ conversion within the Timber Treatment Chemicals business line. Our Pigments business had stronger volume due to an increase in demand for construction products.

Specialty Compounds.  Net sales for our Specialty Compounds segment increased 14.0% in the second quarter of 2004 primarily due to increased sales volumes and more favorable pricing of certain products in our wire and cable compounds business, with the remaining increase in net sales of $1.4 million primarily due to currency exchange rate changes.

Electronics.  Net sales for our Electronics segment increased 17.2% in the second quarter of 2004 primarily due to higher sales volumes, offset in part by pricing pressure in certain businesses. Conditions in certain of our Electronic Chemicals businesses continued to improve in the second quarter of 2004 due to improvement in general market conditions in the industries served.

Gross profit

Gross profit margin was 29.4% in the second quarter of 2004 as compared to 28.2% in the second quarter of 2003. Gross profit increased $18.6 million primarily due to increased sales discussed above.

Performance Additives.  Gross profit margin was 34.3% in the second quarter of 2004 as compared to 33.2% in the second quarter of 2003 due to favorable mix in our Timber Treatment Chemicals business and higher sales volume in the Pigments business.

Specialty Compounds.  Gross profit margin was 19.9% in the second quarter of 2004 and 19.0% in the second quarter of 2003. The increase of $1.7 million was due to increased sales volumes, favorable pricing and favorable currency changes offset by higher PVC raw material costs.

Electronics.  Gross profit margin was 21.0% in the second quarter of 2004 as compared to 21.6% in the second quarter of 2003, although actual gross profit increased primarily due to increased sales volume. Higher production costs and selling price pressure caused the gross margin percentage decrease.

Selling, general and administrative expenses

Selling, general and administrative expenses, or “SG&A” increased 33.0% primarily due to bad debt expense consistent with higher sales levels and higher bonus accruals. Currency exchange rate changes unfavorably affected SG&A.

Operating income

Operating income increased for the same reasons as gross profit, offset in part by the SG&A increase described above. After adjusting for the effects of currency exchange rate changes and acquisitions, the operating income increase of $10.2 million was comprised of increases of $12.4 million and $1.8 million in our Performance Additives segment and our Specialty Compounds segment, respectively; and decreases of $2.6 million and $1.4 million in our Electronics segment and corporate costs and eliminations, respectively.

Adjusted EBITDA

Performance Additives.  Adjusted EBITDA for our Performance Additives segment increased 39.8% primarily due to the increase in sales discussed above.

Specialty Compounds.  Adjusted EBITDA for our Specialty Compounds segment increased 27.4% primarily due to the increase in sales volumes discussed above.

Electronics.  Adjusted EBITDA for our Electronics segment increased 32.3% primarily due to the increase in sales.

Corporate.  Adjusted EBITDA loss at Corporate increased 20.6% primarily due to higher bonus accruals offset in part by lower discretionary spending, including certain professional fees.

Other income (expenses)

Interest expense, net.  For the second quarter of 2004 and 2003, interest expense, net, included a gain of $6.4 million and a loss of $1.3 million, respectively, representing the movement in the mark to market valuation of our interest rate and cross currency hedging instruments as well as $0.4 million and $1.6 million, respectively, of amortization expense related to deferred financing costs. This amortization decreased in 2004 due to the effect of the 2003 Refinancing, (see “—Liquidity and Capital Resources”), which substantially reduced our deferred financing cost balance. Currency exchange rate changes increased interest expense, net, by $0.4 million. The remaining decrease of $1.5 million was due to the lower interest rates from the 2003 Refinancing.

Foreign exchange loss. In the second quarter of 2004, the foreign exchange losses reflected the non-cash currency impact on our euro-denominated debt of the weakening of the pound against the euro and also included a $2.9 million mark-to-market loss on certain foreign currency call options (see- “Liquidity and Capital Resources”). In the second quarter of 2003, the foreign exchange losses reflected the non-cash currency impact on our euro-denominated debt of the strengthening of the euro against the U.S. dollar.

Provision for income taxes.  An income tax provision of $11.8 million on income before taxes of $22.6 million in the second quarter of 2004 resulted in an effective income tax rate of 52.2%. This compared to an income tax provision of $1.0 million on income before taxes of $3.2 million in the second quarter of 2003, which resulted in an effective income tax rate of 30.0%. The effective tax rate is different from the statutory rate primarily due to our inability to realize tax benefits from our UK taxable losses in both periods.

Net income

Net income for the second quarter of 2004 was $10.8 million as compared to $2.3 million for the second quarter of 2003 for the reasons discussed above.

Six months ended June 30, 2004 compared with six months ended June 30, 2003

Net sales

Net sales were $494.3 million for the first six months of 2004 as compared to $392.9 million for the first six months of 2003. The 25.8% increase is principally due to strong demand in our Performance Additives segment, primarily within our Timber Treatment Chemicals and Pigments businesses. Currency exchange rate changes positively impacted net sales in the first six months of  2004 by approximately $14.8 million.

Performance Additives.  Net sales for our Performance Additives segment increased 34.5% over the prior year period primarily due to higher sales of our Timber Treatment Chemicals and Pigments businesses, as well as acquisitions (primarily Southern Color) and favorable currency exchange rates. The increase in Timber Treatment Chemicals was primarily due to a greater mix of ACQ products versus CCA products  as a result of the ACQ conversion within the Timber Treatment Chemicals business line. Our Pigments business had stronger volume due to an increase in demand for construction products.

Specialty Compounds.  Net sales for our Specialty Compounds segment increased 11.5% over the prior year period to increased sales volumes and more favorable pricing of certain products in our wire and cable compounds business with the remaining increase in net sales of $3.4 million primarily due to currency exchange rate changes.

Electronics.  Net sales for our Electronics segment increased 15.7% primarily due to higher sales volumes, offset in part by pricing pressure in certain businesses. Conditions in certain of our Electronic Chemicals business continued to improve in the first half of 2004 due to improvement in general market conditions in the industries served.

Gross profit

Gross profit margin was 28.5% in the first six months of 2004 as compared to 27.0% in the first six months of 2003. Gross profit increased $35.0 million primarily due to increased sales discussed above.

Performance Additives.  Gross profit margin was 33.4% in the first half of 2004 as compared to 31.5% in the first half of 2003 due to favorable mix in our Timber Treatment Chemicals and higher sales volume in the Pigments business.

Specialty Compounds.  Gross profit margin was 19.5% in the first half of 2004 and 19.0% in the first half of 2003. The increase of $2.5 million was due to increased sales volumes, favorable pricing and favorable currency exchange rate changes offset by higher PVC raw material costs.

Electronics.  Gross profit margin was 21.1% in the first half of 2004 as compared to 22.5% in the first half of 2003, although actual gross profit increased primarily due to increased sales volume. Higher production costs and selling price pressure caused the gross margin percentage decrease.

Selling, general and administrative expenses

Selling, general and administrative expenses, or “SG&A”, increased 23.9% due to bad debt expense consistent with higher sales levels and higher bonus accruals. Currency exchange rate changes unfavorably affected SG&A.

Operating income

Operating income increased for the same reasons as gross profit, offset in part by the SG&A increase described above. After adjusting for the effects of currency exchange rate changes and acquisitions, the operating income increase of $22.3 million was comprised of increases of $24.0 million and $2.4 million in our Performance Additives segment and our Specialty Compounds segment, respectively; and decreases of $2.4 million and $1.7 million in our Electronics segment and corporate costs and eliminations, respectively.

Adjusted EBITDA

Performance Additives.  Adjusted EBITDA for our Performance Additives segment increased 48.7% primarily due to the increase in sales discussed above.

Specialty Compounds.  Adjusted EBITDA for our Specialty Compounds segment increased 20.2% primarily due to the increase in sales discussed above.

Electronics.  Adjusted EBITDA for our Electronics segment increased 19.1% primarily due to the increase in sales.

Corporate.  Adjusted EBITDA loss at Corporate increased 24.4% primarily due to higher bonus accruals offset in part by lower discretionary spending including certain professional fees. The current year amount also includes the impact of currency fluctuations on cash balances denominated in a currency different from the applicable local currency.

Other income (expenses)

Interest expense, net.  For the first six months of 2004 and 2003, interest expense, net, included a gain of $8.6 million and a loss of $2.3 million, respectively, representing the movement in the mark to market valuation of our interest rate and cross currency hedging instruments as well as $0.9 million and $3.1 million, respectively, of amortization expense related to deferred financing costs. This amortization decreased in 2004 due to the effect of the 2003 Refinancing (see “—Liquidity and Capital Resources”), which substantially reduced our deferred financing cost balance. Currency exchange rate changes increased interest expense, net by $0.8 million. The remaining decrease of $1.8 million was due to the lower interest rates from the 2003 Refinancing.

Foreign exchange gain (loss).  In the first six months of 2004, the foreign exchange gains reflected the non-cash currency impact on our euro-denominated debt of the strengthening of the pound against the euro and also included a $2.9 million mark-to-market loss on certain foreign currency call options (see- “Liquidity and Capital Resources”). In the first six months of 2003, the foreign exchange losses reflected the non-cash currency impact on our euro-denominated debt of the strengthening of the euro against the U.S. dollar.

Provision for income taxes.  An income tax provision of $19.6 million on income before taxes of $45.4 million in the first six months of 2004 resulted in an effective income tax rate of 43.2%. This compared to an income tax benefit of $4.7 million on a loss before taxes of $15.7 million in the first six months of 2003, which resulted in an effective income tax rate of 29.9%. The 2003 effective tax rate was lower due to valuation allowances in connection with a portion of the pre-tax loss for that period.

Net income (loss)

Net income for the first six months of 2004 was $25.8 million as compared to a net loss of $11.0 million for the first six months of 2003 for the reasons discussed above.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $44.7 million for the six months ended June 30, 2004 as compared to $3.4 million for the six months ended June 30, 2003. This increase was primarily due to the stronger operating results discussed above as well as the smaller increase in working capital accounts in 2004 compared to 2003, including the impact of lower interest payments in 2004 primarily due to the scheduled timing of these payments.

Net cash used for investing activities was $13.3 million for the six months ended June 30, 2004 and $25.1 million for the six months ended June 30, 2003. This decrease was primarily due to the 2003 acquisition of Southern Color, partially offset by insurance proceeds from fire damage received in 2003.

Net cash used for financing activities was $4.5 million for the six months ended June 30, 2004 and net cash used in financing activities was $6.3 million for the six months ended June 30, 2003.

Indebtedness - Pre-Dynamit Nobel Acquisition

In connection with the KKR Acquisition, we incurred substantial amounts of debt, including amounts outstanding under our then existing senior credit facilities and our then existing senior subordinated loan facility. In December 2003, we refinanced a portion of the borrowings under the then new senior credit facilities in order to reduce our interest expense. We refer to the July 2003 refinancing and the December 2003 refinancing collectively as the “2003 Refinancing.” Interest payments on the indebtedness incurred in connection with the KKR Acquisition and the debt resulting from the 2003 Refinancing were significant. In July 2003, we repaid the borrowings under our then-existing senior subordinated loan facility and repaid all amounts outstanding under our then existing senior credit facilities with the borrowings under the 2003 senior credit facilities, $375.0 million of senior subordinated notes and new equity contributions of $95.0 million from our parent companies.

The new equity contribution of $95.0 million consisted of an equity contribution of $70.0 million by our immediate parent company, Rockwood Specialties International, Inc., which represented gross proceeds from the issuance of 12% senior discount notes due 2011 ($111.6 million aggregate principal amount at maturity), and an equity contribution of $25.0 million by our ultimate parent company, Rockwood Holdings, Inc. with the proceeds from the issuance of Series A Participating Preferred Stock and warrants to purchase shares of common stock to an affiliate of KKR. The senior discount notes do not require Rockwood Specialties International to pay cash interest on these notes until 2007, at which point interest will accrue on the notes at a rate of 12% per annum. Rockwood Specialties International, Inc. will rely on income generated by our operations (as available after providing for cash flows used in investing and financing activities), paid to it as dividends, to make these interest payments. The indenture governing the 10 5/8 Notes and our new senior subordinated loan facility allow such dividends to be made in accordance with the terms of the senior discount notes of our parent company, Rockwood Specialties International, Inc., commencing in 2007. In addition, our ultimate parent company, Rockwood Holdings, Inc., issued shares of Series A Participating Preferred Stock and warrants to purchase shares of common stock to an affiliate of KKR resulting in proceeds of $25.0 million which was contributed to us through our parent companies.

As a result of the July 2003 Refinancing, the 2003 Senior Credit Facilities consisted of tranche A term loans and tranche B term loans. In December 2003, we refinanced all of the U.S. dollar borrowings under our tranche B term loan facility with the proceeds of a tranche C term loan facility in order to reduce our interest expense. The tranche A term loans and the revolving credit facility were due to mature in July 2009 and each of the tranche B term loans and tranche C term loans were due to mature in July 2010. As of June 30, 2004, we had aggregate borrowings of $822.6 million, no outstanding borrowings under our $100.0 million revolving credit facility, and $14.2 million of letters of credit, which reduced our availability under our revolving credit facility.

Indebtedness - Post-Dynamit Nobel Acquisition

On July 31, 2004, we completed the acquisition of four businesses of Dynamit Nobel from mg technologies ag. At the same time, we refinanced all outstanding borrowings under the then existing senior secured credit facilities.

Approximate sources and uses of funds are as follows (in millions):

SOURCES:
Stockholders’ equity
Capital contributions from affiliates of KKR and affiliates of CSFB to Holdings	$425.0
Less repayment of RSCI PIK Notes	(21.0)
Net capital contributed to us	$404.0

Long term debt (excludes assumed DN debt of $162,000)
2004 Senior Credit Facilities (excludes $50.0 Term Loan and $250.0 revolving credit facility undrawn at July 31, 2004):
Term Loan A	$202.0
Term Loan B	985.0
Term Loan C	267.0
2004 Senior Subordinated Loan Facility	855.0
$2,309.0

Existing Cash Utilized	49.0

$2,762.0

USES:
Repayment of 2003 Senior Credit Facilities	$442.0
Purchase price (subject to adjustment) of net assets of DN businesses (includes assumed DN debt to be repaid at or shortly after closing of $191.0)	2,160.0
Cash settlement of derivative transactions related to DN Acquisition	20.0
Estimated transaction costs	70.0
Estimated financing costs	70.0

$2,762.0

Under the 2004 Senior Credit Facilities, Term Loans A and B as well as the revolving credit facility generally bear interest at an annual rate of LIBOR + 2.5%.  Term Loan C generally has an annual interest rate of LIBOR + 3.0%.  Term Loan A is payable in January and July of each year at escalating percentages of the original principal amount with a final maturity date of July 2011. Term Loans B and C are payable in January and July of each year at amounts equal to 0.5% of the original principal balance, with the remainder due at the final maturity date of July 2012. At July 31, 2004 we had no principal outstanding and approximately $15.0 million of standby letters of credit outstanding under the revolving credit facility, which has a final maturity date of July 2010. In connection with the DN Acquisition, we assumed certain standby letters of credit and comparable obligations. Many of these obligations will have to be renewed upon expiration and will then reduce availability under the revolving credit facility.

Similar to the 2003 Senior Credit Facilities, the 2004 Senior Credit Facilities are subjected to certain financial covenants including the requirement of a maximum debt to earnings before interest, taxes, depreciation, and amortization and other items, as defined (“EBITDA”), ratio, and a minimum EBITDA to interest expense ratio, all as defined therein. The 2004 Senior Credit Facilities also contains certain restrictions on the ability of the Company to, among other things: incur indebtedness; merge or consolidate; dispose of assets; make investments or capital expenditures; pay dividends and make payments to shareholders; make payments on certain indebtedness; and enter into sale leaseback transactions. The 2004 Senior Credit Facilities borrowings are collateralized by substantially all of our assets and equity including our US subsidiaries as well as by assets and a portion of equity of certain non-US subsidiaries. Additionally, these borrowings are guaranteed by Rockwood Specialties International, Inc., our immediate parent.

The 2004 Senior Subordinated Loan Facility is due in 2014; provided however, in the event the existing 10 5/8% Notes has not been refinanced or repaid in full, the 2004 Senior Subordinated Loan Facility will be due February 2011. The 2004 Senior Subordinated Loan Facility is pari passu to our existing 10 5/8% Notes, with initial interest at a rate equal to the greater of 9.0% and LIBOR + 7.0% (in the case of euro borrowings) or LIBOR + 8.0% (in the case of U.S. dollar borrowings) annually with a 75 basis point increase every six months for the first 18 months. If the 2004 Senior Subordinated Loan Facility is not refinanced within 18 months, the interest rate will be 14.5%, of which 12.0% (12.5% under certain circumstances) is payable in cash with the remainder payable in-kind at our option.  All other terms are comparable to our 10 5/8% Notes.

$974.0 million of the debt outstanding as a result of the 2004 Financing are denominated in euros, using exchange rates in effect on July 31, 2004. In order to mitigate the effect of any exchange rate changes which may have taken place prior to the closing of the DN Acquisition (and its related 2004 Financing), we entered into call options, permitting us to purchase up to €750.0 million at a price of $1.225 per euro. We recorded a mark-to-market loss of $2.9 million during the quarter ended June 30, 2004 on the call options. The options expired unexercised and we recorded an additional loss of $8.1 million in the third quarter of 2004. The Company also entered into a forward contract in July to purchase $1.057 billion of euros at a fixed U.S. dollar rate related to the 2004 Financing, which was utilized to pay for a portion of the purchase price at closing. We will record a charge of approximately $4.0 million in the third quarter of 2004.

Financing costs will be capitalized and amortized using the effective interest rate method over the term of the debt outstanding under the 2004 Financing. Acquisition costs will be capitalized into the overall cost of the DN Acquisition. We will record a write-off in the third quarter of 2004 of $1.8 million of unamortized fees that had been capitalized as part of the 2003 Refinancing for loans repaid under the 2004 Financing.

Approximately $21.5 million of the transaction and financing fees were paid to KKR or its affiliates and approximately $34.5 million to CSFB or its affiliates. Effective with the DN Acquisition, KKR and CSFB have agreed to provide us consulting and management advisory services for an aggregate annual fee of $2.0 million, which amount will be increased by 5% each year.

Apart from obligations in connection with the acquisition detailed above, there have been no material changes in our contractual obligations since December 31, 2003.

In July 2004, we agreed to acquire the Pigments and Dispersions business of Johnson Matthey Plc (“JM”) for approximately $48.0 million (subject to post-closing adjustment).  Subject to regulatory clearance, we expect to complete this acquisition during the third quarter of 2004.  We will utilize the remaining $50.0 million of undrawn funds from the term loan portion of the 2004 Senior Credit Facilities to finance this transaction.

We believe that the acquisitions described above will ultimately enhance our access to capital markets (and thereby enhance our liquidity and capital resources) due to the significantly increased size of the combined entity and increased end market and geographic diversification.  However, in the short term, the proposed capital structure described above may result in less favorable financial ratios, measures commonly used in debt covenants such as those governing our existing long-term debt.  Our annual capital expenditures will increase in amount, but we do not believe they will change significantly from current levels in proportion to the expected size of the combined entity.

Capital Expenditures

For the six months ended June 30, 2004 and 2003, our capital expenditures amounted to $13.3 million and $16.1 million, respectively. Our capital expenditures have averaged $34.9 million per year for the three years ended December 31, 2003, which consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Pigments and Timber Treatment Chemicals business lines. From 2001 through 2003, we made significant investments in new facilities to expand capacity across our business lines including expenditures made in connection with the expansion of our ACQ production capabilities in our Timber Treatment Chemicals business line and expansion and refurbishment of two wafer reclaim facilities and production equipment—the water reclaim facility in Providence, Rhode Island and the Greasque, France facility.

Our ability to pay principal and interest on our debt, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We believe that based on current and anticipated levels of operations and conditions in our industry and markets, cash flows from operations and borrowings available under our revolving credit facility will be adequate for the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to service our debt, including our notes, or to fund our other liquidity needs. Furthermore, any future acquisitions, business combinations or similar transactions will likely require additional capital, and there can be no assurance that this capital will be available to us.

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

Interest Rate Risk.

The 2004 Financing (which took effect on July 31, 2004) includes $2.309 billion of variable rate debt, $819 million of which is subject to floors and caps on the interest rate.  Additional borrowings permissible under the terms of the 2004 Senior Credit Facilities (approximately $300 million) would also be at a variable rate.  We are not required under the terms of any of our long-term debt facilities to hedge or otherwise protect against interest rate fluctuation in our variable rate debt. However, in February 2001, we entered into six derivative contracts to hedge interest rate risk which currently cover notional amounts of $166.2 million and €123.5 million. The maturity date of all six contracts is February 2006. A 0.125% increase or decrease in the assumed weighted average interest rate would change annual interest expense by $2.5 million.

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. As a result of the DN Acquisition, we expect to generate a significant portion of our net sales outside of the United States.  We now serve our diverse and extensive customer base with 100 manufacturing facilities in 31 countries. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, euros and pounds sterling. Our results of operations and financial condition are therefore impacted by the fluctuation of the euro and the pound sterling against our reporting currency, the U.S. dollar. Due to the consummation of the DN Acquisition, a significantly larger share of sales and production costs is now denominated in euros. This increases the impact of the fluctuation of the euro against the U.S. dollar.

We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may do so in the future.

Our financial results are subject to the effect of currency fluctuations on the translation of our euro-denominated debt. The 2004 Financing includes approximately $974.0 million of euro denominated debt as of July 31, 2004, and we assumed an additional $262.0 million of euro denominated debt in connection with the DN Acquisition. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a separate component of “Other income and expenses.”  We had previously entered into cross-currency interest rate swaps, with a June 30, 2004 notional amount of $75.0 million, that effectively converted US dollar LIBOR-based debt into euro LIBOR-based debt.  Gains and losses on these swaps have been included in interest expense.  We settled $53.4 million of these swaps simultaneously with the 2004 Financing.

Commodity Price Risk

We are subject to commodity price risk for certain of our raw materials. We have not materially hedged this commodity price exposure to date, but expect to do so in the future.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CCA Litigation

Our Timber Treatment Chemicals subsidiary was named in the following actions:

•                  On April 22, 2004, our Timber Treatment Chemicals subsidiary was named in an action entitled Hayden, et. al. v. Menard Inc., et. al. in federal district court in Indiana.  Defendants include formulators of CCA, wood treaters, such as Georgia Pacific Corp. and Southeast Wood Treating, Inc., and retailers, such as Lowes Inc. and Menard, Inc.;

•                  On May 12, 2004, our Timber Treatment Chemicals subsidiary was named in an action entitled Mehl, et. al.  v. Stuart Lumber, et. al. in state court in Florida.  Defendants include formulators of CCA, such as Arch Wood Protection, Inc., wood treaters, such as Georgia Pacific Corp., and local retailers;

•                  On June 29, 2004, our Timber Treatment Chemicals subsidiary was named in an action entitled Napier, et. al. v. Chemical Specialties, Inc., et. al. in the federal district court in Michigan.  Defendants include the formulators of CCA, namely Osmose, Inc. and Arch Wood Protection, Inc.; and

•                  On July 12, 2004, our Timber Treatment Chemicals subsidiary was named in an action entitled Smith, et. al. v. Western Cleanwood Preservers, et. al. in state court in Idaho.  Defendants include formulators of CCA, wood treaters and retailers of CCA treated wood.

The plaintiffs allege various causes of actions related to the use of or exposure to CCA treated wood.

In addition, certain previously disclosed items are updated as follows:

•                  On August 3, 2004, in the action entitled Touchstone v. Pea Ridge Cash and Carry Inc., et. al., our Timber Treatment Chemicals subsidiary was voluntarily dismissed by the plaintiffs; and

•                  In Ardoin, et. al. v. Stine Lumber, et. al., we settled all claims and causes of action with the all of the various plaintiffs for a nominal amount.

Our Timber Treatment Chemicals subsidiary denies the allegations of all of the various CCA related claims and has vigorously defended; and will continue to vigorously defend; against these lawsuits. These CCA related lawsuits are subject to a number of uncertainties.  As a result, the outcome of the suits and their impact, if any, is difficult to assess.  As these proceedings have not progressed significantly to date, we are unable to predict the outcome or the extent, if any, of our possible loss exposure from these actions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

(b)                                 Reports on Form 8-K:

During the second quarter of 2004, the Registrant filed the following reports on Form 8-K.

(i) Report dated April 19, 2004, reporting under Item 5 the signing of an agreement to acquire the four businesses of Dynamit Nobel from mg technologies ag, and filing under Item 7 the press release as an exhibit.

(ii) Report dated April 26, 2004, reporting under Item 5 the approval of the purchase agreement relating to the acquisition of four businesses of Dynamit Nobel by the supervisory board of mg technologies ag filing under Item 7 the purchase agreement as an exhibit, reporting under Item 12 the Registrant’s financial results for the quarter ended March 31, 2004 and including a transcript of the Registrant’s conference call materials as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ SEIFI GHASEMI
Seifi Ghasemi
Chairman of the Board and Chief Executive Officer
Date: August 16, 2004