Form 10-Q
period 2004-09-30
ROCKWOOD SPECIALTIES GROUP INC
filed 2004-11-16
CIK 1261302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of November 12, 2004, there were outstanding 382,000 shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I- FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003
Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4	Controls and Procedures
PART II- OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits

Signatures

PART I – FINANCIAL INFORMATION

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three Months ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
NET SALES	$533.6	$199.8	$1,027.9	$592.7
COST OF PRODUCTS SOLD	403.0	144.9	756.3	431.7

GROSS PROFIT	130.6	54.9	271.6	161.0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	106.1	31.6	177.2	89.0
RESTRUCTURING CHARGE, net	0.1	0.2	0.1	1.3

OPERATING INCOME	24.4	23.1	94.3	70.7

OTHER INCOME (EXPENSES):
Interest, net	(45.1)	(19.7)	(74.2)	(62.9)
Refinancing expenses	(1.8)	(36.9)	(1.8)	(36.9)
Foreign exchange (loss) gain, net	(40.9)	1.1	(32.2)	(19.1)
Other, net	—	—	(4.0)	—
Net	(87.8)	(55.5)	(112.2)	(118.9)

LOSS BEFORE TAXES	(63.4)	(32.4)	(17.9)	(48.2)
INCOME TAX (BENEFIT) PROVISION	(13.4)	(9.4)	6.3	(14.2)

NET LOSS	$(50.0)	$(23.0)	$(24.2)	$(34.0)

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

(Unaudited)

	September 30, 2004	December 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$181.9	$42.7
Accounts receivable, net	431.1	138.3
Inventories	410.7	87.8
Deferred income taxes	19.9	2.8
Prepaid expenses and other current assets	48.0	12.5
Total current assets	1,091.6	284.1

PROPERTY, PLANT AND EQUIPMENT, net	1,413.7	418.6
GOODWILL	1,629.1	683.9
OTHER INTANGIBLE ASSETS, net	572.7	25.7
DEFERRED DEBT ISSUANCE COSTS	78.8	14.0
OTHER ASSETS	73.0	6.7
TOTAL ASSETS	$4,858.9	$1,433.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$210.9	$98.6
Income taxes payable	23.7	12.0
Accrued expenses and other current liabilities	383.9	51.2
Long-term debt, current portion	59.5	9.1
Total current liabilities	678.0	170.9
LONG-TERM DEBT	2,887.2	823.9
PENSION AND RELATED LIABILITIES	322.6	26.1
DEFERRED INCOME TAXES	33.9	7.3
OTHER LIABILITIES	122.4	51.2
Total liabilities	4,044.1	1,079.4

STOCKHOLDERS’ EQUITY:
Common stock ($.01 par value, 1,000,000 shares authorized; 382,000 shares issued and outstanding)	—	—
Paid-in capital	871.8	468.3
Accumulated other comprehensive income	168.3	86.4
Accumulated deficit	(225.3)	(201.1)
Total stockholders’ equity	814.8	353.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,858.9	$1,433.0

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	For the Nine Months ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24.2)	$(34.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60.4	37.6
Deferred financing costs amortization	3.2	3.9
Write-off of deferred debt issuance costs	1.8	36.9
Foreign exchange loss	20.4	19.1
Fair value adjustment of derivatives	(6.8)	2.7
Bad debt provision	1.2	0.2
Deferred income taxes	(4.7)	(19.7)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(12.7)	(2.6)
Inventories, including fair value write-up charge	32.1	(2.0)
Prepaid expenses and other assets	5.3	(1.1)
Accounts payable	(13.7)	3.0
Income taxes payable	(1.5)	(3.3)
Accrued expenses and other liabilities	26.1	(2.0)
Other operating activities, net	(0.5)	4.4
Net cash provided by operating activities	86.4	43.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	(2,058.5)	(14.1)
Capital expenditures	(38.8)	(26.8)
Proceeds on sale of property, plant and equipment	0.8	0.2
Insurance proceeds from fire damage, net	—	3.3
Net cash used in investing activities	(2,096.5)	(37.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contributions	404.0	95.0
Payments on long-term debt	(563.3)	(897.6)
Proceeds from long-term debt, net of issuance costs paid	2,307.1	801.0
Net cash provided by (used in) financing activities	2,147.8	(1.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1.5	4.5
NET INCREASE IN CASH AND CASH EQUIVALENTS	139.2	8.6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42.7	42.9
CASH AND CASH EQUIVALENTS, END OF PERIOD	$181.9	$51.5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net	$69.3	$56.5
Income taxes paid, net of refunds	$12.4	$9.0

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description, Background—Rockwood Specialties Group, Inc. and Subsidiaries (“Rockwood” or the “Company”) is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials used for industrial and commercial purposes.

The Company is an indirect wholly-owned subsidiary of Rockwood Holdings, Inc. (“Holdings”), an entity controlled by Kohlberg Kravis Roberts & Co. L.P. (“KKR”), and was formed in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000. The cost of the acquisition (the “KKR Acquisition”), along with related fees and expenses, was financed using aggregate proceeds of $1,227.0 million, consisting of a $382.0 million equity contribution made to the Company by its parent companies with $100.0 million in borrowings by Rockwood Specialties Consolidated, Inc. under a payment-in-kind (“PIK”) subordinated loan facility (“PIK Notes”) and $282.0 million equity investment in Holdings by affiliates of KKR and $845.0 million of borrowings under senior secured credit facilities and a senior subordinated loan facility. These borrowings were refinanced in July 2003 (the “July 2003 Refinancing”).

On July 31, 2004, the Company completed the acquisition of four businesses of Dynamit Nobel from mg technologies ag. The businesses acquired are focused on highly specialized markets and consist of: white pigments; surface treatment and lithium chemicals; ceramics; and pharmaceutical intermediates.  The cost of the acquisition (the “Dynamit Nobel Acquisition”), along with related fees and expenses, as well as the repayment of the borrowings under the Company’s then existing senior secured facilities (the “2003 Senior Secured Credit Facilities”) and $20.0 million of the pay-in-kind notes issued by Rockwood Specialties Consolidated was financed using new equity contributions from affiliates of KKR and affiliates of DLJ Merchant Banking Partners III, L.P. (“DLJMB”), and borrowings under the new senior secured credit facilities (the “Senior Secured Credit Facilities”) and the new senior subordinated loan facility (the “Senior Subordinated Loan Facility”) (collectively, the “Acquisition Financing”) from certain lending institutions including CSFB. Certain components of these borrowings were refinanced subsequently (the “Refinancing”). See Note 2 –Acquisitions, Note 8 - Long Term Debt and Note 14 - Subsequent Events for a more complete description of the Dynamit Nobel Acquisition, the Acquisition Financing and the Refinancing.

Since the KKR Acquisition, KKR has provided consulting and management advisory services to Rockwood for an annual fee of $0.6 million. Effective with the Dynamit Nobel Acquisition, KKR and DLJMB have agreed to provide the Company with consulting and management advisory services for an annual fee of $2.0 million, which amount will be increased by 5% each year.

Basis of Presentation — The accompanying condensed consolidated balance sheets and the related condensed consolidated statements of operations and cash flows of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

The interim financial statements included herein are unaudited. The condensed consolidated financial statements are presented based upon accounting principles generally accepted in the United States of America (“US GAAP”), except that certain information and footnote disclosures, normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  In the opinion of management, this information contains all adjustments, consisting of normal recurring accruals, along with the adjustments related to the Dynamit Nobel Acquisition, necessary for a fair presentation of the results for the periods presented.

The results of operations and cash flows since July 31, 2004 of the businesses acquired in the Dynamit Nobel Acquisition are included in the condensed consolidated financial statements for the three and nine-month periods ended September 30, 2004 along with the financial position of such operations as of September 30, 2004. See Note 2 — Acquisitions.  The accompanying condensed consolidated financial statements should be read in conjunction with: 1) the audited combined financial statements of Dynamit Nobel as of and for the years ended September 30, 2001 and 2002, the three months ended December 31, 2002 and for the year ended December 31, 2003 and the notes thereto; and 2) the unaudited condensed combined financial statements of Dynamit Nobel as of June 30, 2004 and for the six months ended June 30, 2003 and 2004 and the notes thereto, as contained in the Company’s Amendment No. 2 to Form 8-K/A filed on October 20, 2004.

The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Nature of Operations/ Segment Reporting—The Company is a leading global developer, manufacturer and marketer of high value- added specialty chemicals and advanced materials. The Company operates in various business lines within its seven reportable segments consisting of: (1) Performance Additives, which includes iron oxide pigments, timber treatment chemicals, clay-based additives, and water treatment chemicals, (2) Specialty Compounds, which consists of plastic compounds, (3) Electronics, which consists of electronic chemicals, wafer reclaim and photomasks, (4) Specialty Chemicals, which includes lithium compounds and chemicals, metal surface treatment chemicals, and synthetic metal sulfides, (5) Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds, (6) Advanced Ceramics, which includes ceramic-on-ceramic ball head and linear components used in hip-joint prostheses systems, ceramics cutting tools and a range of other ceramic components, and (7) Custom Synthesis, which includes hazardous chemistry and chiral technologies for the synthesis of pharmaceutical compounds.

The basis for determining an enterprise’s operating segments is the manner in which financial information is used internally by the enterprise’s chief operating decision maker and other key decision makers. See Note 3 — Segment Information for further segment reporting information.

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

Such estimates also include the fair value of assets acquired and liabilities assumed allocated to the purchase price of business combinations consummated.  See Note 2 - Acquisitions.

Major Customers and Concentration of Credit—The Company has a number of major end-user, retail and original equipment manufacture customers in Europe, North America and Asia. No single customer accounted for more than 10% of net sales during any of the periods presented. The Company does not believe a material part of its business is dependent upon any single customer, the loss of which would have a material long-term impact on the business of the Company. However, the loss of one or more of the Company’s largest customers would most likely have a negative short-term impact on the Company’s results of operations. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and derivative contracts. See Note 8 — Long-Term Debt.

Accounts Receivable—The allowance for doubtful accounts is estimated at each reporting date based on factors such as receivable age, customer liquidity status and previous write-off history. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Allowance is maintained for aggregate expected credit losses. Write-offs are charged to the allowance when taken, net of recoveries.

Risks Associated with International Operations and Currency Risk—The Company’s international operations are subject to risks normally associated with foreign operations, including, but not limited to, the disruption of markets, changes in export or import laws, restrictions on currency exchanges and the modification or introduction of other governmental policies with potentially adverse effects. A majority of the Company’s sales and expenses are denominated in currencies other than U.S. dollars. Changes in exchange rates may have a material effect on the Company’s reported results of operations and financial position. In addition, a significant portion of the Company’s indebtedness is denominated in Euros.

Revenue Recognition—The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience. Revenue under service agreements is realized when the service is performed.

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency), other than certain intercompany transactions that are of a long-term investment nature, are included in the consolidated statements of operations.

Research and Development—Research and development costs are charged to expense, as incurred. Such costs were $7.5 million and $12.3 million for the three and nine months ended September 30, 2004, respectively and $2.2 million and $6.6 million for the three and nine months ended September 30, 2003.

Accounting for Shipping and Handling Costs—The Company records shipping and handling costs in cost of sales and records shipping and handling costs billed to customers in net sales in accordance with the Emerging Issues Task Force’s (“EITF”) guidance (EITF 00-10:Classification of Shipping and Handling Costs).

Cash and Cash Equivalents—All highly liquid instruments and money market funds with an original maturity of three months or less are considered to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined primarily on average cost or the first-in, first-out method. Inventory quantities on hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on either the Company’s estimated forecast of product demand and production requirements or historical usage. See Note 4- Inventories.

Property, Plant and Equipment—Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the various asset classes. Estimated lives range from 20-30 years for buildings and improvements (including land improvements), 7-12 years for machinery and equipment, 3-5 years for furniture and fixtures and 14-50 years for mining rights. See Note 5- Property, Plant and Equipment.

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

Deferred Debt Issuance Costs—Costs related to the July 2003 Refinancing and the Acquisition Financing have been capitalized and are being amortized using the effective interest rate method over the term of the debt outstanding. This amortization is reflected in interest expense. See Note 8 — Long-Term Debt.

Goodwill—Goodwill is tested for impairment, at least annually. See Note 6 - Goodwill for detail of goodwill accounting by segment.

Other Intangible Assets—Other intangible assets consists of patents, trade names and trademarks, customer relationships and other intangible assets. Patents are recorded at their estimated fair values at the time of acquisition and are being amortized over their estimated remaining useful lives, ranging from 4 to 20 years. Trade names and trademarks are being amortized over 25 years, and customer relationships are amortized from 7 to 15 years. See Note 7 — Other Intangible Assets.

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

Financial Instruments—Management believes the carrying amount of financial instruments, including accounts receivable, accounts payable and debt, approximates fair value, except as described in Note 8- Long-Term Debt.

Derivatives—The Company accounts for derivatives based on Statement of Financial Accounting Standard (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized currently in earnings. The Company uses derivative instruments to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. The Company does not enter into derivative contracts for trading purposes nor does it use leveraged or complex instruments.

Pension, Postemployment and Postretirement Costs—Defined benefit costs and liabilities have been determined in accordance with SFAS 87, Employers’ Accounting for Pensions. Postretirement benefit costs and liabilities have been determined in accordance with

SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Postemployment benefit costs and liabilities have been determined in accordance with SFAS 112, Employers’ Accounting for Postemployment Benefits.

Income Taxes—The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. See Note 9- Taxes.

The Company records a valuation allowance to reduce deferred tax assets when management believes it is more likely than not that the related tax benefits will not be realized.

Comprehensive Income—Comprehensive income includes unrealized gains and losses from foreign currency translation and from certain intercompany transactions that are of a long-term investment nature as well as minimum pension liability adjustments that are recorded directly into a separate section of stockholders’ equity in the balance sheets. These items are referred to as other comprehensive income items. Comprehensive income includes net income and the other comprehensive income components which primarily represent adjustments for foreign currency translation and intercompany foreign currency transactions. Foreign currency translation amounts are not adjusted for income taxes since they relate to indefinite length investments in non-U.S. subsidiaries.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net loss	$(50.0)	$(23.0)	$(24.2)	$(34.0)
Other comprehensive income	91.2	5.7	81.9	39.7

Total comprehensive income (loss)	$41.2	$(17.3)	$57.7	$5.7

Accounting for Environmental Liabilities—In the ordinary course of business, Rockwood is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. Rockwood’s policy has been to accrue costs of a non-capital nature related to environmental clean-up when those costs are believed to be probable and can be reasonably estimated. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized and expenditures related to existing conditions resulting from past or present operations and from which no current or future benefit is discernible are immediately expensed. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation and the length of time involved in remediation or settlement. In some matters, Rockwood could share costs with other parties. Rockwood does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities.

Reclassifications—Certain prior year amounts have been reclassified to conform to current year classification.

Recent Accounting Pronouncements—On July 31, 2004 the Company implemented the SFAS and the FASB interpretation (“FIN”) listed below. Implementation of these accounting standards has had no significant impact on the Company’s financial position, results of operations, or cash flows. The Company implemented these as a result of the completion of the Dynamit Nobel Acquisition on that same date; the Company did not previously implement these because they were not relevant prior to the Dynamit Nobel Acquisition.

SFAS 150	Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity
FIN 46R	Consolidation of Variable Interest Entities –an Interpretation of ARB No. 51 (revised)

SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. These instruments are reported as a liability and accounted for at their fair value. Stock options and convertible bonds issued as remuneration are exempted from this standard. SFAS 150 is applicable to financial instruments issued or modified after May 31, 2003. The valuation rules pertaining to certain financial instruments are not applicable until further notice owing to FASB Staff Position No. 150-3 Effective Date Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

FIN 46R provides guidance on the identification of entities for which control is achieved though means other than through voting rights (“variable-interest entity”) and how to determine when an entity is the primary beneficiary and required to consolidate a variable interest entity.

Stock-Based Compensation—At September 30, 2004, the Company had in place the Amended and Restated 2004 Stock Purchase and Option Plan of Rockwood Holdings, Inc. (the “Plan”). The Company accounts for the Plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation is reflected in net loss related to this Plan, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net loss, as reported	$(50.0)	$(23.0)	$(24.2)	$(34.0)
Stock-based employee compensation expense determined under fair value based method, net of tax	(0.1)	(0.1)	(0.3)	(0.4)

Pro forma net loss	$(50.1)	$(23.1)	$(24.5)	$(34.4)

2.     ACQUISITIONS:

Dynamit Nobel

On July 31, 2004, the Company consummated the Dynamit Nobel Acquisition. The Company paid approximately €1,635.0 million (or $1,968.5 million) (excluding repayment of certain assumed debt) in cash to mg technologies ag for the businesses acquired, subject to possible post-closing adjustments. The four divisions of Dynamit Nobel acquired by Rockwood are (i) Chemetall, or Specialty Chemicals; (ii) Sachtleben Chemie, or Pigments; (iii) CeramTec, or Advanced Ceramics and (iv) DNES Custom Synthesis (consisting of Dynamit Nobel Special Chemistry, Finorga, S.A. and Rohner A.G.), or Custom Synthesis. Through this acquisition, the Company believes it has created a portfolio of distinct specialty chemicals and advanced performance materials businesses, with diversified geographic and end-use markets, strong market positions and margins, and limited exposure to individual raw material fluctuations.

Approximate sources and uses of the funds relating to the Dynamit Nobel Acquisition and the related Acquisition Financing are shown on the table below. Information presented in the following table has been calculated using the U.S. dollars per euro exchange rate at July 31, 2004.

(millions)
Sources
New senior secured credit facilities (a) (€389.7 and $985.0)	$1,454.2
New senior subordinated loan facility (a) (€419.1 and $350.0)	854.5
Equity contribution (b)	404.0
Total sources	$2,712.7

Uses
Cash purchase price (c)	$1,968.5
Repayment of old senior credit facilities	442.2
Repayment of assumed debt (d)	129.0
Cash settlement of derivative transactions	20.0
Estimated fees and expenses	139.0
Cash on hand	14.0
Total uses	$2,712.7

(a)          See Note 8 – Long-Term Debt for more detailed information concerning the Company’s debt facilities.

(b)         Represents an equity contribution to the Company from the proceeds of equity contributions of $425.0 million to Holdings from affiliates of KKR and DLJMB, less a $20.0 million repayment of a portion of the additional PIK notes issued in connection with interest payments on the $70.0 million initial principal amount of PIK notes issued in connection with the KKR Acquisition, and related fees of $1.0 million.

(c)          The cash purchase price (which does not include the assumed debt described in note (d) below) is subject to possible post-closing adjustments, including adjustments related to Closing Net Financial Debt and Closing Working Capital (as each term is defined in the Sale and Purchase Agreement dated April 19, 2004). This amount includes $16.0 million of transaction fees that were unpaid as of September 30, 2004.

(d)         Represents assumed debt which the Company repaid at or shortly after the closing of the Dynamit Nobel Acquisition and expect to repay in the future. In addition, the Company assumed €154.6 million (or $186.1 million), which remains outstanding under existing arrangements. See Note 8 – Long-Term Debt.

The Dynamit Nobel Acquisition is accounted for using the purchase method of accounting as required by SFAS No. 141, Business Combinations (“SFAS 141”).  Accordingly, the Company is in the process of determining the estimated fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of Dynamit Nobel’s identifiable assets acquired and liabilities assumed has been recorded as goodwill. The condensed consolidated statements of operations for the three and nine months ended September 30, 2004 reflect the results of Dynamit Nobel since July 31, 2004. See Note 6 — Goodwill and Note 7 — Other Intangible Assets.

As of the date of this filing, the Company has not finalized the purchase accounting for the Dynamit Nobel Acquisition including the completion of the valuation studies estimating the fair values of certain assets acquired and liabilities assumed and identification of the adjustments, if any, necessary to conform Dynamit Nobel’s historical accounting policies to Rockwood’s. The Company has allocated the total estimated purchase price, calculated as described below, to the assets acquired and liabilities assumed of Dynamit Nobel based on preliminary estimates of their fair values. Independent valuation specialists are assisting the Company in determining the fair value of a significant portion of these assets, including property, plant and equipment and identifiable intangible assets.  Therefore, the allocation of the purchase price is preliminary and the final allocation may differ from that reflected herein.

Estimated fair value of assets acquired and liabilities assumed has been allocated to the estimated purchase price as of July 31, 2004 as follows:

(millions)
Estimated purchase price (including fees and expenses)		$2,035.5

Net assets acquired	$1,059.2
Adjustments to net assets acquired:
Existing goodwill	(401.1)
Existing intangibles	(19.2)
Deferred tax asset	(442.0)
Deferred tax liability—current	0.8
Deferred tax liability—non-current	89.6
Liabilities to related parties	308.4

Adjusted net assets acquired		595.7

Estimated purchase price in excess of net assets acquired		1,439.8

Estimated fair value in excess of book value of assets acquired and liabilities assumed
Inventory	$49.7
Property, plant and equipment	22.9
Intangible assets identified	539.7
Pension liabilities	(28.5)
Deferred tax liability, net	(16.6)
Restructuring programs and other liabilities	(39.9)

Total fair value in excess of book value of identifiable net assets acquired		527.3

Estimated goodwill		$912.5

•                  The estimated fair value of finished goods and work in process inventories, which were stepped up to selling price less direct selling cost, was partially recognized in cost of goods sold during the third quarter of 2004 for the portion of acquired inventory sold during the third quarter; the balance will be recognized during the fourth quarter of 2004.

•                  The fair value of property, plant and equipment and identified intangibles other than goodwill will be amortized over their estimated useful lives. Estimated lives for property, plant and equipment range from 20-30 years for buildings and improvements (including land improvements), 7-12 years for machinery and equipment, 3-5 years for furniture and fixtures and 14-50 years for mining rights.  Estimated useful lives for intangible assets identified are: 4-20 years for patents, 25 years for trademarks and trade names, and 7-15 years for customer relationships.

•                  Preliminary identified intangible assets include customer relationships, intellectual property, trademarks and trade names.

•                  Pension liabilities represent the estimated unrecognized pension obligation in accordance with SFAS No. 141.

•                  Restructuring programs and other liabilities includes the estimated costs of restructuring programs for which a plan has been formulated relating to certain Dynamit Nobel operations.

•      Management believes that most of the estimated goodwill above is deductible for German tax purposes over a period of 15 years.

•      Liabilities assumed were as follows:

Fair value of assets acquired	$3,034.5
Cash purchase price	2,035.5
$999.0

The following unaudited pro forma financial information has been prepared as if the Dynamit Nobel Acquisition had occurred at the beginning of each period presented. The pro forma amounts include certain adjustments to historical results of operations including depreciation and amortization expense (based upon the estimated fair values and useful lives of stepped-up values of inventory, property, plant and equipment and intangible assets other than goodwill, as determined by preliminary appraisal), an increase in interest expense resulting from the Acquisition Financing, plus the amortization of new deferred financing costs and reduction of amortization of deferred financing costs for long-term debt subsequently repaid.

Such pro forma information does not purport to be indicative of the results of operations that would have been achieved had the transactions for which we are giving pro forma effect actually occurred on the date referred to above or the results of operations that may be expected in the future.

	Three months ended September 30		Nine months ended September 30
(millions)	2004	2003	2004	2003

Net sales	$678.3	$588.3	$2,058.2	$1,781.2

Net (loss) income	$(30.8)	$(39.2)	$8.3	$(33.3)

Johnson Matthey Pigments and Dispersions Business

On September 2, 2004 the Company completed the acquisition of the Pigments and Dispersions business of Johnson Matthey PLC for approximately $50.0 million, subject to post-closing adjustments. The acquisition expands the Company’s global iron oxide pigments’ business specifically within transparent iron oxide pigments and dispersions, color concentrates and complex inorganic color pigments for the surface and wood coatings, plastics, building materials and printing inks markets. The acquisition includes manufacturing facilities in Kidsgrove, U.K., Sudbury, U.K., and Braeside, Victoria, Australia. The Company utilized the remaining undrawn funds from the term loan portion of its senior credit facilities to finance this transaction (see Note 8- Long-Term Debt). This acquisition is accounted for using the purchase method of accounting. This acquisition is not significant on a pro forma basis and therefore, pro forma information is not provided.

3.     SEGMENT INFORMATION:

Rockwood operates in seven reportable segments according to the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company’s key decision makers. The seven segments are: (1) Performance Additives, which consists of iron oxide pigments, timber treatment chemicals, clay-based additives and water treatment chemicals business lines; (2) Specialty Compounds; (3) Electronics, which consists of electronic chemicals, wafer reclaim and photomasks business lines; (4) Specialty Chemicals; (5) Pigments; (6) Advanced Ceramics; and (7) Custom Synthesis.

Summarized financial information for each of the reportable segments is provided in the following table.

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Pigments	Advanced Ceramics	Custom Synthesis	Corporate and Eliminations	Consolidated
Three months ended September 30, 2004
Net sales	$158.3	$52.0	$43.2	$116.6	$68.9	$56.6	$38.0	$—	$533.6
Operating income (loss)	27.2	5.9	2.4	0.7	6.3	(4.8)	(2.6)	(10.7)	24.4
Adjusted EBITDA	35.5	7.3	7.6	21.1	14.1	13.3	5.2	(9.0)	95.1

Three months ended September 30, 2003
Net sales	$119.8	$45.3	$34.7	$—	$—	$—	$—	$—	$199.8
Operating income (loss)	22.3	4.7	0.5	—	—	—	—	(4.4)	23.1
Adjusted EBITDA	28.9	6.2	6.0	—	—	—	—	(3.4)	37.7

Nine months ended September 30, 2004
Net sales	$470.5	$152.5	$124.8	$116.6	$68.9	$56.6	$38.0	$—	$1,027.9
Operating income (loss)	91.2	18.2	6.1	0.7	6.3	(4.8)	(2.6)	(20.8)	94.3
Adjusted EBITDA	114.2	22.3	21.6	21.1	14.1	13.3	5.2	(17.5)	194.3

Nine months ended September 30, 2003
Net sales	$352.0	$135.4	$105.3	$—	$—	$—	$—	$—	$592.7
Operating income (loss)	62.0	14.3	7.6	—	—	—	—	(13.2)	70.7
Adjusted EBITDA	81.9	18.7	17.9	—	—	—	—	(10.5)	108.0

	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Pigments	Advanced Ceramics	Custom Synthesis	Corporate and Eliminations	Consolidated
Identifiable assets as of:
September 30, 2004	$1,117.1	$272.9	$311.0	$1,400.5	$594.0	$679.8	$482.3	$1.3	$4,858.9
December 31, 2003	$1,015.6	$254.2	$318.6	$—	$—	$—	$—	$(155.4)	$1,433.0

The following table represents summarized geographic information with net sales based on location:

(millions)	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net sales:
United States	$212.6	$133.1	$544.0	$388.5
Rest of world, primarily Europe	321.0	66.7	483.9	204.2
	$533.6	$199.8	$1,027.9	$592.7

As discussed in Note 2 - Acquisitions the Company has not finalized the allocation of purchase price related to the Dynamit Nobel Acquisition.

The summary of segment information above includes “Adjusted EBITDA”, a financial measure used by senior management to evaluate the operating performance of each segment.

Components of Adjusted EBITDA

The process of refocusing and restructuring the businesses acquired in the KKR Acquisition and establishing the post-acquisition corporate entity, along with the impact of the Dynamit Nobel Acquisition, resulted in a number of charges that have affected Rockwood’s historical results. These charges, along with certain other items, are added to or subtracted from net loss to derive Adjusted EBITDA, as defined below.  The more significant of these items include the following:

•                  Restructuring and Related Charges.  Additional restructuring charges were recorded during the three and nine months ended September 30, 2004, respectively for miscellaneous restructuring activities.

•                  Systems/Organization Establishment Expenses.  These expenses include costs that arose in connection with the KKR Acquisition and the resulting organization as a stand-alone company.  In 2003, these expenses primarily relate to the amortization of sign-on compensation arrangements for key executives previously hired.  For the three and nine months ended September 30, 2004, these expenses also include certain costs related to the integration of the business acquired in the Dynamit Nobel Acquisition, as well as professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002.  These expenses are reflected in the “corporate and eliminations” column when Rockwood’s results are presented on a segment basis.

•                  Cancelled Acquisition and Disposal Costs.  Such costs were incurred in connection with non-consummated acquisitions and dispositions.

•                  Stamp duty tax.  During the nine-months ended September 30, 2004, the Company paid a stamp duty tax on certain assets transferred in the United Kingdom in connection with the KKR Acquisition.

•                  Business Interruption and Insurance Recovery.  Rockwood recorded gains in the three and nine-months ended September 30, 2003 for fire insurance settlements.

•                  Inventory Write-Up Reversal.  Under SFAS 141, all inventories acquired in an acquisition must be revalued to “fair value.”  In connection with the Dynamit Nobel Acquisition, the Company allocated approximately $49.7 million of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition.  This resulted in a consequential reduction in gross profit of $34.2 million in the three and nine-month periods ended September 30, 2004, as the inventory was sold in the normal course of business. Also included for the periods presented herein is the impact of inventory step-ups from certain acquisitions in the Performance Additives segment.

•                  Write-off of deferred debt issuance costs.  In July 2003, the Company wrote off $36.9 million of deferred debt issuance costs related to previous long-term debt that was repaid as part of the July 2003 Refinancing.  In December 2003, the Company incurred $1.4 million of expenses in connection with a further modification of the then senior credit agreement resulting in a 75 basis point interest rate reduction on $290.0 million of senior debt. In July 2004 the Company wrote off $1.8 million of deferred debt issuance costs related to previous long-term debt that was repaid as part of the Dynamit Nobel Acquisition.

•                  Foreign exchange (loss)/gain.  The Company recorded foreign exchange (losses) and gains related to its long-term debt.  These amounts reflect the non-cash translation impact on euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar during the applicable periods. Foreign exchange (loss) / gain also includes losses on foreign currency derivative agreements that the Company entered into in connection with the Dynamit Nobel Acquisition.

On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain non-recurring gains and charges and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units.  The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement.  Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company’s business segments and reporting units.

The Company uses Adjusted EBITDA on a consolidated basis to assess its operating performance.  In addition, management uses Adjusted EBITDA on a consolidated basis as the most significant criterion in the calculation of performance-based cash bonuses.

Rockwood believes this financial measure on a consolidated basis is helpful in highlighting trends in its overall business because Adjusted EBITDA excludes those items that have little or no bearing on day-to-day operating performance.

Because the Company views Adjusted EBITDA on both a segment basis and consolidated basis as an operating performance measure, the Company uses net income (loss) as the most comparable GAAP measure.  The following table, which sets forth the applicable component of Adjusted EBITDA, presents a reconciliation of net income (loss) to Adjusted EBITDA on a GAAP basis:

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Pigments	Advanced Ceramics	Custom Synthesis	Corporate and Eliminations	Consolidated
Three months ended September 30, 2004
Net income (loss)	$13.5	$4.5	$0.6	$(1.8)	$6.0	$(4.6)	$(3.7)	$(64.5)	$(50.0)
Income tax provision (benefit)	6.4	1.5	(0.4)	(0.1)	(0.8)	(1.1)	(0.9)	(18.0)	(13.4)
Interest, net	6.8	(0.1)	1.3	2.7	1.1	0.8	2.0	30.5	45.1
Depreciation and amortization	7.6	1.4	5.2	6.3	3.5	3.8	4.2	0.2	32.2
Restructuring and related charges	0.2	—	—	(0.1)	—	—	—	—	0.1
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.5	1.5
Inventory write-up reversal	0.5	—	—	12.7	4.3	14.4	2.8	—	34.7
Write-off of deferred debt issuance costs	—	—	—	—	—	—	—	1.8	1.8
Loss from disposed businesses	—	—	—	—	—	—	0.8	—	0.8
Foreign exchange loss	0.5	—	0.9	—	—	—	—	39.5	40.9
Other	—	—	—	1.4	—	—	—	—	1.4
Total Adjusted EBITDA	$35.5	$7.3	$7.6	$21.1	$14.1	$13.3	$5.2	$(9.0)	$95.1

Three months ended September 30, 2003
Net income (loss)	$0.5	$3.5	$(0.5)	$—	$—	$—	$—	$(26.5)	$(23.0)
Income tax provision (benefit)	4.0	1.3	(0.2)	—	—	—	—	(14.5)	(9.4)
Interest, net	7.5	(0.1)	1.6	—	—	—	—	10.7	19.7
Depreciation and amortization	6.6	1.4	4.4	—	—	—	—	0.5	12.9
Restructuring and related charges	0.1	0.1	0.0	—	—	—	—	—	0.2
Systems/organization establishment expenses	—	—	—	—	—	—	—	0.4	0.4
Cancelled acquisition and disposal costs	—	—	1.1	—	—	—	—	—	1.1
Write-off of deferred debt issuance costs	—	—	—	—	—	—	—	36.9	36.9
Foreign exchange gain	(0.2)	—	(0.4)	—	—	—	—	(0.5)	(1.1)
Intercompany dividend	10.4	—	—	—	—	—	—	(10.4)	—
Total Adjusted EBITDA	$28.9	$6.2	$6.0	$—	$—	$—	$—	$(3.4)	$37.7

Nine months ended September 30, 2004
Net income (loss)	$45.3	$12.9	$2.2	$(1.8)	$6.0	$(4.6)	$(3.7)	$(80.5)	$(24.2)
Income tax provision (benefit)	25.8	5.6	0.8	(0.1)	(0.8)	(1.1)	(0.9)	(23.0)	6.3
Interest, net	21.4	(0.3)	4.1	2.7	1.1	0.8	2.0	42.4	74.2
Depreciation and amortization	21.8	4.1	15.5	6.3	3.5	3.8	4.2	1.2	60.4
Restructuring and related charges	0.2	—	—	(0.1)	—	—	—	—	0.1
Systems/organization establishment expenses	—	—	—	—	—	—	—	2.5	2.5
Cancelled acquisition and disposal costs	—	—	—	—	—	—	—	0.1	0.1
Write-off of deferred debt issuance costs	—	—	—	—	—	—	—	1.8	1.8
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0
Inventory write-up reversal	0.5	—	—	12.7	4.3	14.4	2.8	—	34.7
Loss from disposed businesses	—	—	—	—	—	—	0.8	—	0.8
Foreign exchange (gain) loss	(0.8)	—	(1.0)	—	—	—	—	34.0	32.2
Other	—	—	—	1.4	—	—	—	—	1.4
Total Adjusted EBITDA	$114.2	$22.3	$21.6	$21.1	$14.1	$13.3	$5.2	$(17.5)	$194.3

Nine months ended September 30, 2003
Net income (loss)	$17.3	$10.2	$2.1	$—	$—	$—	$—	$(63.6)	$(34.0)
Income tax provision (benefit)	11.8	4.4	0.9	—	—	—	—	(31.3)	(14.2)
Interest, net	22.7	(0.2)	4.9	—	—	—	—	35.5	62.9
Depreciation and amortization	19.4	3.8	12.8	—	—	—	—	1.6	37.6
Restructuring and related charges	0.4	0.5	0.4	—	—	—	—	—	1.3
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.1	1.1
Cancelled acquisition and disposal costs	—	—	1.5	—	—	—	—	0.2	1.7
Write-off of deferred debt issuance costs	—	—	—	—	—	—	—	36.9	36.9
Business interruption and insurance recovery	—	—	(4.5)	—	—	—	—	—	(4.5)
Inventory write-up reversal	0.1	—	—	—	—	—	—	—	0.1
Foreign exchange (gain) loss	(0.2)	—	(0.2)	—	—	—	—	19.5	19.1
Intercompany dividend	10.4	—	—	—	—	—	—	(10.4)	—
Total Adjusted EBITDA	$81.9	$18.7	$17.9	$—	$—	$—	$—	$(10.5)	$108.0

4.     INVENTORIES:

Inventories are comprised of the following:

(millions)	September 30, 2004	December 31, 2003

Raw materials	$107.4	$26.8
Work-in-process	67.8	3.2
Finished goods	213.9	50.0
Packaging materials	21.6	7.8
	$410.7	$87.8

The portion of this balance represented by assets of Dynamit Nobel is subject to change upon the finalization of purchase accounting.  See Note 2-Acquisitions.

5.     PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net is comprised of the following:

(millions)	September 30, 2004	December 31, 2003
Land	$173.8	$2.8
Buildings and improvements, including land improvements	399.5	126.7
Machinery and equipment	820.4	374.4
Furniture and fixtures	36.7	21.1
Mining rights	89.8	—
Construction-in-progress	80.2	11.2
Property, plant and equipment, at cost	1,600.4	536.2
Less accumulated depreciation and amortization	(186.7)	(117.6)
Property, plant and equipment, net	$1,413.7	$418.6

Depreciation expense was $24.0 million and $48.9 million for the three and nine months ended September 30, 2004, respectively.

In addition, property, plant and equipment includes items recorded under capital leases by businesses included in the Dynamit Nobel Acquisition. As of December 31, 2003, the net book value of such property was $45.8 million, primarily representing buildings and improvements (including land improvements).

The portion of this balance represented by assets of Dynamit Nobel is subject to change upon the finalization of purchase accounting.  See Note 2-Acquisitions.

6.     GOODWILL:

Below are goodwill balances and activity by segment:

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Pigments	Advanced Ceramics	Custom Synthesis	Total
Balance, December 31, 2003	$450.9	$110.3	$122.7	$—	$—	$—	$—	$683.9

Acquisitions	2.9	—	0.1	505.3	149.3	222.5	35.4	915.5

Foreign exchange	(0.1)	0.6	0.4	16.0	4.7	7.0	1.1	29.7
Balance, September 30, 2004	$453.7	$110.9	$123.2	$521.3	$154.0	$229.5	$36.5	$1,629.1

The portion of this balance represented by assets of Dynamit Nobel is subject to change upon the finalization of purchase accounting.  See Note 2-Acquisitions.

7.     OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of September 30, 2004			As of December 31, 2003
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Patents	$313.8	$(25.0)	$288.8	$41.4	$(17.6)	$23.8

Trade Names and Trademarks	93.1	(0.6)	92.5	—	—	—

Customer Relationships	192.4	(2.6)	189.8	—	—	—

Internally Developed Software	2.1	(1.3)	0.8	2.1	(0.9)	1.2

Other	1.4	(0.6)	0.8	0.9	(0.2)	0.7
Total	$602.8	$(30.1)	$572.7	$44.4	$(18.7)	$25.7

Amortization of other intangible assets was $8.2 million and $1.6 million for the three months ended September 30, 2004 and 2003, respectively, and $11.5 million and $4.5 million for the nine months ended September 30, 2004 and 2003, respectively.  Estimated amortization expense for each of the five succeeding fiscal years is as follows:

(millions) Year ended	Amortization Expense

2004	$22.9
2005	46.9
2006	46.9
2007	46.9
2008	45.5
2009	42.1

The portion of this balance represented by assets of Dynamit Nobel is subject to change upon the finalization of purchase accounting.  See Note 2-Acquisitions.

8.     LONG-TERM DEBT:

Long-term debt and loans payable are summarized as follows:

(millions)	September 30, 2004	December 31, 2003

Senior secured credit facilities:
Tranche A-1 term loans (€39.1 as of September 30, 2004)	$48.6	$—
Tranche A-2 term loans (€170.4 as of September 30, 2004)	211.6	—
Tranche B term loans	985.0	—
Tranche C term loans (€222.1 as of September 30, 2004)	275.9	—
2003 Senior secured credit facilities (€133.2 and $290.2 as of December 31, 2003) (repaid July 31, 2004):	—	458.0
Senior subordinated loan facility (€419.1 and $350.0 as of September 30, 2004)	870.5	—
2011 Notes	375.0	375.0
Other term loan facilities (€82.2 as of September 30, 2004)	102.0	—
Capitalized leases (€33.4 as of September 30, 2004)	41.5	—
Preferred stock of subsidiary (£12.0 as of September 30, 2004)	21.7	—
Other (€12.0 as of September 30, 2004)	14.9	—
	2,946.7	833.0

Less current maturities	(59.5)	(9.1)
	$2,887.2	$823.9
Maturities of long-term debt are as follows for the below periods:

Three months ended December 31, 2004	$36.4
12 Months ended December 31:
2005	25.5
2006	43.8
2007	53.3
2008	54.5
2009	53.8
Thereafter	2,679.4
	$2,946.7

Senior Secured Credit Facilities

a) Structure

In connection with the Acquisition Financing, the Company, as U.S. Borrower, Rockwood Specialties International, Inc., (the Company’s immediate parent) as Guarantor, and Rockwood Specialties Limited, (a United Kingdom subsidiary) as U.K. Borrower, entered into a new senior secured credit agreement on July 30, 2004. On October 8, 2004, the Company amended its new senior secured credit facilities to borrow an additional $160.0 million of tranche B term loans and, €52.7 million (or $65.5 million) of tranche C term loans (or $225.5 million in the aggregate) and used the proceeds to repay a portion (€105.9 million and $89.9 million or $221.4 million in the aggregate) of the borrowings under the new senior subordinated loan facility and to pay related fees of $2.3 million. The Company wrote off $3.8 million of deferred financing costs in connection with the repayment under this amendment.

The full amount of the tranche A-1 term loans, €128.5 million of the tranche A-2 term loans, $985.0 million of the tranche B term loans and €222.1 million of the tranche C term loans were drawn in a single drawing on the closing of the Dynamit Nobel Acquisition.  The remaining €41.9 million of the tranche A-2 term loans were drawn in a single drawing on September 30, 2004 in connection with the acquisition of the Pigments and Dispersions business of Johnson Matthey Plc.

b) Availability

The senior secured credit facilities consist of the term loan tranches listed above as well as a senior secured revolving credit facility in an aggregate principal amount of $250.0 million made available in U.S. dollars, euros and/or pounds sterling.  A portion of the revolving credit facility is available in the form of letters of credit and swingline loans.  Under the terms of the amendment, the Company may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request that the tranche B term loans and/or the revolving credit commitments be increased by an aggregate amount of up to $250 million. At September 30, 2004 the Company had no borrowings and $16.3 million of standby letters of credit outstanding under the revolving credit facility.  See Note 14 — Subsequent Events.

Amounts borrowed under the term loan facilities that are repaid or prepaid may not be reborrowed.

c) Interest and Fees

The interest rates per year under the revolving credit facility and the tranche A-1, A-2 and B term loan facilities are, at the Company’s option, Adjusted LIBOR plus 2.50% or, in the case of loans denominated in U.S. dollars, ABR plus 1.25%. ABR is the alternate base rate, which is the higher of Credit Suisse First Boston’s prime rate and the federal funds effective rate plus 0.5%. The interest rate per year under the tranche C term loan facility is Adjusted LIBOR plus 3.00%.  Adjusted LIBOR is the London inter-bank offered rate, adjusted for statutory reserves. In each case, the interest rates per year (other than under the tranche C term loan facility) are subject to step-downs determined by reference to a performance test.

The Company may elect interest periods of one, two, three or six months (or in the case of revolving credit loans, nine or twelve months, to the extent available from all lenders under the revolving credit facility) for Adjusted LIBOR borrowings.  Interest is payable quarterly in the case of ABR loans and at the end of each interest period and, in any event, at least every three months, in the case of Adjusted LIBOR borrowings.

The senior secured credit facilities require payment of customary commitment, letter of credit and other fees.

d) Guarantees; Security

Obligations under the senior secured credit facilities are guaranteed by Rockwood Specialties International, Inc., the Company and each of its existing and subsequently acquired or organized direct or indirect domestic subsidiaries, subject to certain exceptions, and are secured by first-priority security interest in: substantially all the tangible and intangible assets of the Company and its direct or indirect domestic subsidiaries, subject to exceptions; all the capital stock of or other equity interest in the Company and each of its direct or indirect domestic subsidiaries; a maximum of 65% of the capital stock of or other equity interests in each direct foreign subsidiary of either Rockwood Specialties Group, Inc. or of any domestic subsidiary of the Company.

e) Maturity, Amortization and Prepayments

The tranche A-1 and A-2 term loans will mature on July 31, 2011 and will amortize at escalating percentages on a semi-annual basis commencing on January 1, 2006.  The tranche B term loans and tranche C term loans will mature on July 31, 2012 and will amortize on a semi-annual basis commencing on January 1, 2006, with each repayment amount prior to maturity to be equal to 0.5% of the principal amount of tranche B term loans and tranche C term loans, respectively.  The revolving credit facility will mature on July 31, 2010.

In addition, the Company is required to make the following mandatory prepayments of the term loans under the senior secured credit facilities, in each case subject to certain exceptions, with:

•                  100% of the net cash proceeds of all sales or other dispositions by the Company or any of its restricted subsidiaries under the senior secured credit facilities of assets other than net cash proceeds (a) from the sale or other disposition of assets in the ordinary course of business, (b) of certain disposals permitted under the senior secured credit agreement (including the proceeds of sales or transfers of accounts receivable (including pursuant to a securitization) in the amount of up to $200.0 million at any time) or (c) that are reinvested in the Company and its restricted subsidiaries within twelve months of the sale or other disposition (subject to extension in certain circumstances).

•                  100% of the net cash proceeds of issuances of certain debt obligations.

•                  50% of excess cash flows, as defined, in respect of any fiscal year at the end of which the consolidated total debt to consolidated EBITDA ratio is equal to or greater than 3.50 to 1.0, reduced by any amounts reinvested during the first six months of the year and voluntary prepayments.

f) Financial Covenants

The new senior secured credit facilities contain the following financial covenants:

•                  a consolidated total net debt to consolidated Adjusted EBITDA test;

•                  a consolidated Adjusted EBITDA to consolidated cash interest expense test; and

•                  limitations on capital expenditures.

For purposes of calculating compliance with the financial covenants as of any date, foreign currency denominated indebtedness will be converted to U.S. dollars based on average exchange rates for the twelve-month period ending on such date.

Senior subordinated loan facility – The senior subordinated loan facility had an initial interest rate equal to the greater of 9.0% and EURIBOR + 7% (in the case of euro borrowings) or LIBOR + 8% (in the case of dollar borrowings) annually with a 75 basis point increase every six months for the first 18 months. If the senior subordinated loan facility is not refinanced within 18 months, the interest rate would be 14.5%. During the fourth quarter of 2004, the senior subordinated loan facility was fully repaid. See Note 14 – Subsequent Events.

2011 Notes – In connection with the July 2003 Refinancing, the Company issued $375.0 million principal amount of 10 5/8% senior subordinated notes due 2011 (“2011 Notes”). Certain of the Company’s domestic subsidiaries guarantee the 2011 Notes on a senior subordinated basis. The 2011 Notes mature on May 15, 2011 with interest payable semi-annually on May 15 and November 15. Interest accrues at the rate of 10 5/8% per year. The 2011 Notes have covenants and other terms and conditions that are comparable or generally less restrictive than the senior secured credit facilities.

Other term loan facilities- Certain subsidiaries in the Dynamit Nobel Acquisition are borrowers under term loan facilities denominated in various currencies including euro, Swiss Francs, Taiwanese Dollars and Japanese Yen. Interest rates range from 1.38% to 6.05% and mature between 2005 and 2011. Certain of these term loan facilities are collateralized by mortgages on land and buildings and trade receivables.

Preferred stock- Chemetall Plc., a Rockwood subsidiary, had previously issued 12.0 million shares of preferred stock which must be redeemed at their par value (£1) on July 3, 2008 and may be called at an earlier date. The shares have a liquidation preference at their par value and pay an annual dividend of 9.0% payable on January 3 and July 3 of each year. If, in the opinion of management, the level of profit reported does not allow the payment of a dividend, the dividend arrearage must be paid in subsequent years. The preferred stock does not confer any voting rights unless the payment of the dividend or redemption price is more than six months in arrears or a vote is being held on the company’s liquidation or a capital reduction. The terms and conditions governing the issuance of the preferred stock contain covenants obliging the issuer to maintain a certain debt/equity ratio.

Covenants- The Company was in compliance with its applicable debt covenants at September 30, 2004 and December 31, 2003.

Fair Value- The Company estimates that debt under the senior secured credit facilities, based on current interest rates and terms, approximates fair value. Based on quoted market values, the Company estimates that the fair value of its 2011 Notes approximated $412.5 million at September 30, 2004.

Derivative Contracts- During 2001, the Company entered into interest rate swaps to manage its exposure to changes in interest rates related to euro denominated debt. These contracts were terminated in August 2004 when the Company entered into new interest rate swaps to manage its exposure to changes in interest rates.  As of September 30, 2004, these contracts cover notional amounts of $652.6 million (at a rate of 6.14%) and €486.0 million (at rates ranging from 4.62% to 7.03%).  These contracts effectively convert a large portion of the Company’s floating rate debt instruments to fixed rate obligations for the contract periods.  The US dollar swap matures in July 2007 and the Euro swap in July 2008.

During 2003 the Company entered into cross-currency interest rate swaps with notional amounts aggregating $78.2 million that effectively converted $78.2 million US dollar borrowings into Euro based obligations at effective interest rate of 4% over Euro LIBOR.  In connection with the July 2003 Refinancing, the Company reduced the notional amounts of this cross currency hedge to $20.1 million and €17.7 million. These contracts have final maturity dates of July 2010. See Note 14 — Subsequent Events.

As of September 30, 2004, $1,056.6 million of the debt outstanding was denominated in euros, including the borrowings under the new senior subordinated loan facility, which have subsequently been repaid. See Note 14 - Subsequent events.

In order to mitigate the effect of any exchange rate changes which may have taken place prior to the closing of the Dynamit Nobel Acquisition, the Company entered into call options, permitting it to purchase up to €750.0 million at a price of $1.225 = €1.00. The Company recorded a mark-to-market loss of $2.9 million during the second quarter of 2004 on the call options. The options expired unexercised and the Company recorded an additional loss of $8.1 million in the third quarter of 2004. Rockwood also entered into a forward contract in July 2004 to purchase €1,057 million of euros at a fixed U.S. dollar rate of $1.208 = €1.00 which was utilized to pay for a portion of the purchase price at the closing of the Dynamit Nobel Acquisition. The Company recorded a charge of $4.2 million in the third quarter of 2004.

The Company elected not to apply hedge accounting in the historical periods presented and marked these derivative transactions to market; reflected as a component of interest expense. These transactions increased interest expense by $4.2 million and $1.2 million in the three and nine months ended September 30, 2004, respectively, of which $1.8 million loss and $6.8 million gain represents mark-to-market adjustments, respectively. The related liability on the contracts’ marked-to-market adjustments is reflected in “Other liabilities” in the balance sheet. The Company believes that the counterparties to these agreements are financially sound institutions and the credit risk for non-performance of these contracts is not significant.

Debt Issuance Costs- In connection with the Dynamit Nobel Acquisition, the Company wrote-off $1.8 million of deferred debt issuance costs during the three months ended September 30, 2004. Also, the Company capitalized fees of $69.7 million during the same period related to the financing of the Dynamit Nobel Acquisition which are being amortized using the effective interest rate method over the term of the debt outstanding. At September 30, 2004, $11.0 million of these financing fees were unpaid.

In connection with the July 2003 Refinancing, the Company wrote off the unamortized balance of all deferred debt issuance costs previously incurred ($36.9 million).

9.     TAXES:

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expenses is as follows:

	Nine months ended September 30, 2004	Three months ended September 30, 2004	Year ended December 31, 2003

Federal Statutory rate	(35.0)%	(35.0)%	(35.0)%

State taxes, net of federal benefit	13.4	1.1	1.3

Non-deductible goodwill amortization	—	—	—

Foreign/U S rate differential	5.8	(0.3)	2.5

Goodwill impairment	—	—	8.5

Increase in valuation allowance	21.0	4.7	7.8

Loss on derivative instruments	29.7	8.4	—

Other	—	—	3.2

Effective tax rate	34.9%	(21.1)%	(11.7)%

10.  OPERATING LEASE OBLIGATIONS:

As of September 30, 2004, the portion of the Company’s obligations under terms of noncancelable operating leases arising from the businesses acquired in the Dynamit Nobel Acquisition were as follows:

(millions)
Three months ended December 31, 2004	$6.1
Years ended December 31:
2005	12.2
2006	5.9
2007	3.3
2008	2.3
2009	1.9
Thereafter	10.8

Total	$42.5

Rent expense under all operating leases was $4.0 million and $4.3 million for the three and nine months ended September 30, 2004, respectively.

11.  EMPLOYEE BENEFIT PLANS:

The following represents the net periodic pension benefit costs and related components in accordance with SFAS 132:

	2004					2003
(millions)	United States	United Kingdom	Germany	All Other	Total	United States	United Kingdom	Germany	All Other	Total

Three months ended September 30
Service cost	$0.3	$0.3	$0.4	$0.6	$1.6	$—	$0.2	$—	$0.1	$0.3
Interest cost	0.3	0.9	1.7	0.6	3.5	0.1	0.3	—	0.1	0.5
Expected return on plan assets	(0.2)	(0.7)	(0.1)	0.4	(0.6)	—	(0.3)	—	(0.1)	(0.4)
Net amortization of prior experience losses	0.1	0.2	0.5	0.1	0.9	—	0.1	—	—	0.1

Net periodic benefit cost	$0.5	$0.7	$2.5	$1.7	$5.4	$0.1	$0.3	$—	$0.1	$0.5

Nine months ended September 30
Service cost	$0.5	$0.7	$0.5	$0.6	$2.3	$0.1	$0.6	$0.1	$0.1	$0.9
Interest cost	0.5	1.7	1.8	0.8	4.8	0.2	0.9	0.1	0.2	1.4
Expected return on plan assets	(0.4)	(1.3)	(0.2)	0.3	(1.6)	(0.1)	(0.7)	(0.1)	(0.2)	(1.1)
Net amortization of prior experience losses	0.1	0.4	0.5	0.2	1.2	0.1	0.1	—	—	0.2

Net periodic benefit cost	$0.7	$1.5	$2.6	$1.9	$6.7	$0.3	$0.9	$0.1	$0.1	$1.4

The Company maintains various defined benefit pension plans, which cover certain employees in the US, UK, Germany, Italy and Taiwan. In addition, the Company provides certain retired employees in Germany with postretirement benefits for private health insurance premiums. Also, two subsidiaries provide various retirees with postretirement benefits, principally health care benefits.

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This guidance supersedes FSP 106-1 issued in January 2004 and clarifies the accounting and disclosure requirements for employers with postretirement benefit plans that have been or will be affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). The Act introduces two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. The effective date for the new requirements is the first interim or annual period beginning after June 15, 2004. The adoption of FSP 106-2 did not have a material impact on the Company.

Plans with accumulated benefit obligations in excess of plan assets—The Company’s defined benefit plans all had accumulated benefit obligations in excess of plan assets.

Contributions—During the nine months ended September 30 2004, the Company made contributions of approximately $3.1 million to its defined benefit pension plans to cover benefits due. The Company expects to make additional contributions of approximately $3.6 million during the final quarter of 2004.

12.  STOCK-BASED COMPENSATION:

In September 2004, Holdings amended the Amended and Restated 2003 Stock Purchase and Option Plan (as amended, the “Plan”) to increase the number of shares authorized under the Plan. Under the Plan, Holdings may grant stock options and restricted stock to the Company’s management personnel and directors and allow management personnel and directors to purchase shares of Holdings’ common stock. There are 165,000 authorized shares available for grant under the Plan.

Restricted Stock—Restricted stock of Holdings can be granted with or without payment of consideration with restrictions on the recipient’s right to transfer or sell the stock. $0.3 million or 500 shares vested during the nine months ended September 30, 2004, which included 167 shares during the three months ended September 30, 2004.

Stock Purchase—Eligible management personnel and directors can purchase shares of Holdings’ common stock at prices as determined by Holdings’ Board of Directors. Under the Plan, Holdings sold 3,000 shares during the three and nine months ended September 30, 2004 at the fair market value of the stock as determined by the Board of Directors at the date of purchase for gross proceeds of $1.5 million.

Stock Options—Stock options granted under this Plan shall have an exercise price at least equal to the fair market value of Holdings’ common stock on the date of grant. There are two types of options available for grant under the Plan. Time options have a life of ten years from the date of grant and vest in installments of 20% of the total time options granted on each of the first five anniversaries of the grant date. Performance options have a life of ten years and become exercisable with respect to 20% of the total performance options granted upon the achievement of certain performance targets. Performance options become exercisable on the eighth anniversary of the grant date to the extent that the options have not become otherwise exercisable or have not been terminated. To date, none of the performance targets that would trigger vesting have been achieved.

A summary of the status of the Company’s options granted by Holdings at September 30, 2004, and changes during the nine months ended on that date is presented below:

	Nine months ended September 30, 2004
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	52,880	$500
Granted	15,250	500
Outstanding at end of period	68,130	$500

Options exercisable at end of period	11,248	$500

13.  CONTINGENCIES:

Legal Proceedings—The Company is involved in various legal proceedings, including intellectual property, product liability and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these matters, in accordance with SFAS 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company’s policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred.

Indemnity Matters—Under the terms of the Business and Share Sale and Purchase Agreement, the Deed of Tax Covenant and the Environmental Deed entered into in connection with the KKR Acquisition, Degussa UK Holdings Ltd., as successor to the Laporte Plc, is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing of the KKR Acquisition.

Under the terms of the Sale and Purchase Agreement with mg technologies ag and its subsidiary MG NAH (“mg technologies”), mg technologies is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing, subject to certain limits and exclusions. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification claims will not have a material effect on the Company’s financial condition or results of operations.

Environmental Matters—In the ordinary course of business, like most other industrial companies, the Company’s operations are subject to extensive and evolving federal, state, local and foreign environmental laws and regulations. Governmental authorities may resort to a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements, for violation of such laws. The Company is currently involved in the assessment and remediation of some sites, which include Company-owned sites and sites owned by third parties.  The Company has evaluated its total environmental exposure based on currently available data and believes that its environmental matters will not have a material adverse impact on the Company’s financial position or results of operations. If matters previously identified by management are resolved in a manner different from original estimates, there is the potential for a material adverse effect on operating results or cash flows in any one accounting period.

14.  SUBSEQUENT EVENTS:

On October 29, 2004, the Company entered into a definitive agreement to merge the three business lines of its Custom Synthesis segment (Dynamit Nobel Special Chemistry, Finorga S.A. and Rohner AG) with Groupe Novasep SAS, or Groupe Novasep, to form a new standalone company within Rockwood.  The Company expects to complete the merger in the fourth quarter of 2004, subject to regulatory approvals and other customary conditions. Groupe Novasep specializes in innovative production of active pharmaceutical ingredients, or API, from biotechnological or chemical processes and focuses on finding purification solutions by the research and development of new purification processes.  As a result of the proposed merger, the Company will acquire approximately two thirds of the stock of Groupe Novasep, which is currently held by outside investors, for approximately €50.0 million in cash (or $63.6 million based on the October 31, 2004 exchange rate of €1.00=$1.272), and the Groupe Novasep management will contribute the remaining one third of the stock of Groupe Novasep to the Company in exchange for shares in the new company. The Company will also assume approximately €20.0 million (or $25.4 million) of net debt. The Company expects to use a combination of borrowings under its revolving credit facility and cash on hand to finance this transaction.

On November 10, 2004, the Company repaid the senior subordinated loan facility by completing the sale of €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014. The notes are pari passu to existing and future senior subordinated indebtedness, including the 2011 Notes and junior to all of the Company’s existing and future senior indebtedness. The notes are guaranteed on a senior subordinated unsecured basis by certain of the Company’s domestic subsidiaries. Proceeds aggregating $665.8 million from the sale of the notes were used to repay $260.1 million and €313.2 million, representing the remaining outstanding borrowings under the Company’s senior subordinated loan facility, plus accrued interest thereon, pay related fees and expenses of approximately $11.1 million and for general corporate purposes.

Also, in connection with this transaction, the Company entered into cross currency interest rate swaps with a five year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed rate debt in respect of the dollar notes sold into euro fixed rate debt. The Company has designated this contract as a hedge of the foreign currency exposure of its net investment in its euro denominated operations.

During October 2004, certain members of the Company’s management purchased 2,350 shares of Holding’s common stock for proceeds of $1.2 million, which was contributed to the Company. In connection with the purchase of these shares, pursuant to the Plan, such members of the Company’s management were granted stock options to purchase 11,470 shares of common stock.

15.  CONSOLIDATING FINANCIAL INFORMATION:

As described in Note 8 - Long-term Debt, the Company issued the 2011 Notes in July 2003.  The following unaudited consolidating financial statements present the results of operations, financial condition and cash flows, in separate columns, of the parent company (Rockwood Specialties Group, Inc.), which is the issuer of the 2011 Notes, guarantor subsidiaries, non-guarantor subsidiaries, elimination adjustments, and consolidated totals.

ROCKWOOD SPECIALTIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET SALES	$—	$212.6	$321.0	$533.6
COST OF PRODUCTS SOLD	—	157.7	245.3	403.0
GROSS PROFIT	—	54.9	75.7	130.6
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	0.2	36.1	69.8	106.1
RESTRUCTURING CHARGE, net	—	0.1	—	0.1
OPERATING (LOSS) INCOME	(0.2)	18.7	5.9	24.4
OTHER INCOME (EXPENSES):
Intergroup interest, net	13.6	(15.3)	1.7	—
Interest, net	(35.0)	(1.3)	(8.8)	(45.1)
Write-off of deferred debt issuance costs	(1.8)	—	—	(1.8)
Intergroup other, net	—	0.9	(0.9)	—
Foreign exchange loss, net	(35.9)	—	(5.0)	(40.9)
Net	(59.1)	(15.7)	(13.0)	(87.8)
(LOSS) INCOME BEFORE TAXES	(59.3)	3.0	(7.1)	(63.4)
INCOME TAX (BENEFIT) PROVISION	(11.0)	5.3	(7.7)	(13.4)
NET LOSS	$(48.3)	$(2.3)	$0.6	$(50.0)

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET SALES	$—	$133.1	$66.7	$199.8
COST OF PRODUCTS SOLD	—	93.0	51.9	144.9
GROSS PROFIT	—	40.1	14.8	54.9
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	0.2	22.0	9.4	31.6
RESTRUCTURING CHARGE, net	—	—	0.2	0.2
OPERATING (LOSS) INCOME	(0.2)	18.1	5.2	23.1
OTHER INCOME (EXPENSES):
Intergroup interest, net	14.6	(13.8)	(0.8)	—
Interest, net	(15.8)	0.1	(4.0)	(19.7)
Write-off of deferred debt issuance costs	(31.8)	—	(5.1)	(36.9)
Intergroup other, net	—	(0.7)	0.7	—
Foreign exchange gain (loss), net	1.3	(0.1)	(0.1)	1.1
Net	(31.7)	(14.5)	(9.3)	(55.5)
(LOSS) INCOME BEFORE TAXES	(31.9)	3.6	(4.1)	(32.4)
INCOME TAX (BENEFIT) PROVISION	(11.5)	2.2	(0.1)	(9.4)
NET (LOSS) INCOME	$(20.4)	$1.4	$(4.0)	$(23.0)

ROCKWOOD SPECIALTIES GROUP INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET SALES	$—	$544.0	$483.9	$1,027.9
COST OF PRODUCTS SOLD	—	385.3	371.0	756.3
GROSS PROFIT	—	158.7	112.9	271.6
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	0.2	84.2	92.8	177.2
RESTRUCTURING CHARGE, net	—	0.1	—	0.1
OPERATING (LOSS) INCOME	(0.2)	74.4	20.1	94.3
OTHER INCOME (EXPENSES):
Intergroup interest, net	41.3	(41.3)	—	—
Interest, net	(58.3)	(2.0)	(13.9)	(74.2)
Write-off of deferred debt issuance costs	(1.8)	—	—	(1.8)
Foreign exchange (loss) gain, net	(38.9)	—	6.7	(32.2)
Other, net	—	—	(4.0)	(4.0)
Net	(57.7)	(43.3)	(11.2)	(112.2)
(LOSS) INCOME BEFORE TAXES	(57.9)	31.1	8.9	(17.9)
INCOME TAX (BENEFIT) PROVISION	(10.4)	17.0	(0.3)	6.3
NET (LOSS) INCOME	$(47.5)	$14.1	$9.2	$(24.2)

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET SALES	$—	$388.5	$204.2	$592.7
COST OF PRODUCTS SOLD	—	274.9	156.8	431.7
GROSS PROFIT	—	113.6	47.4	161.0
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	0.3	64.0	24.7	89.0
RESTRUCTURING CHARGE, net	—	1.1	0.2	1.3
OPERATING (LOSS) INCOME	(0.3)	48.5	22.5	70.7
OTHER INCOME (EXPENSES):
Intergroup interest, net	43.1	(40.7)	(2.4)	—
Interest, net	(50.5)	0.1	(12.5)	(62.9)
Write-off of deferred debt issuance costs	(31.8)	—	(5.1)	(36.9)
Intergroup other, net	—	(1.8)	1.8	—
Foreign exchange loss, net	(7.8)	(0.1)	(11.2)	(19.1)
Net	(47.0)	(42.5)	(29.4)	(118.9)
(LOSS) INCOME BEFORE TAXES	(47.3)	6.0	(6.9)	(48.2)
INCOME TAX (BENEFIT) PROVISION	(16.1)	2.9	(1.0)	(14.2)
NET (LOSS) INCOME	$(31.2)	$3.1	$(5.9)	$(34.0)

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2004

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40.2	$60.7	$81.0	$—	$181.9
Accounts receivable, net	—	124.3	306.8	—	431.1
Inventories	—	107.3	303.4	—	410.7
Deferred income taxes	10.1	1.8	8.0	—	19.9
Prepaid expenses and other current assets	—	6.1	41.9	—	48.0
Total current assets	50.3	300.2	741.1	—	1,091.6
PROPERTY, PLANT AND EQUIPMENT, net	—	318.1	1,095.6		1,413.7
INVESTMENT IN SUBSIDIARIES	2,744.6	—	—	(2,744.6)	—
GOODWILL	—	564.3	1,064.8	—	1,629.1
INTERGROUP RECEIVABLE	703.1	594.2	94.8	(1,392.1)	—
OTHER INTANGIBLE ASSETS, net	—	27.0	545.7	—	572.7
DEFERRED DEBT ISSUANCE COSTS, net	8.0	68.1	2.7	—	78.8
OTHER ASSETS	—	8.3	64.7	—	73.0
TOTAL ASSETS	$3,506.0	$1,880.2	$3,609.4	$(4,136.7)	$4,858.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$66.9	$144.0	$—	$210.9
Income taxes payable	(0.6)	2.5	21.8	—	23.7
Accrued expenses and other liabilities	26.8	72.8	284.3	—	383.9
Long-term debt, current portion	6.2	—	53.3	—	59.5
Total current liabilities	32.4	142.2	503.4	—	678.0
LONG-TERM DEBT	2,548.7	—	338.5	—	2,887.2
PENSION AND RELATED LIABILITIES	—	13.0	309.6	—	322.6
INTERGROUP PAYABLE	18.6	1,277.4	95.6	(1,391.6)	—
DEFERRED INCOME TAXES	(29.5)	34.7	28.7	—	33.9
OTHER LIABILITIES	13.6	22.4	86.4	—	122.4
Total liabilities	2,583.8	1,489.7	1,362.2	(1,391.6)	4,044.1
STOCKHOLDERS’ EQUITY:
Common stock	—	190.6	70.0	(260.6)	—
Paid-in capital	882.3	374.3	2,099.7	(2,484.5)	871.8
Accumulated other comprehensive income (loss)	17.7	(3.9)	154.5	—	168.3
Accumulated deficit	22.2	(170.5)	(77.0)	—	(225.3)
Total stockholders’ equity	922.2	390.5	2,247.2	(2,745.1)	814.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,506.0	$1,880.2	$3,609.4	$(4,136.7)	$4,858.9

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2003

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(43.1)	$79.2	$6.6	$—	$42.7
Accounts receivable, net	—	78.9	59.4	—	138.3
Inventories	—	47.6	40.2	—	87.8
Deferred income taxes	(0.4)	2.0	1.2	—	2.8
Prepaid expenses and other current assets	—	8.1	4.4	—	12.5
Total current assets	(43.5)	215.8	111.8	—	284.1
PROPERTY, PLANT AND EQUIPMENT, net	—	190.1	228.5		418.6
INVESTMENT IN SUBSIDIARIES	660.4	—	—	(660.4)	—
GOODWILL	—	362.4	321.5	—	683.9
INTERGROUP RECEIVABLE	609.1	602.2	90.9	(1,302.2)	—
OTHER INTANGIBLE ASSETS, net	—	5.7	20.0	—	25.7
DEFERRED DEBT ISSUANCE COSTS, net	2.2	9.6	2.2	—	14.0
OTHER ASSETS	—	6.4	0.3	—	6.7
TOTAL ASSETS	$1,228.2	$1,392.2	$775.2	$(1,962.6)	$1,433.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$52.6	$46.0	$—	$98.6
Income taxes payable	(0.6)	0.1	12.5	—	12.0
Accrued expenses and other liabilities	7.8	25.3	18.1	—	51.2
Long-term debt, current portion	2.7	—	6.4	—	9.1
Total current liabilities	9.9	78.0	83.0	—	170.9
LONG-TERM DEBT	642.0	—	181.9	—	823.9
PENSION AND RELATED LIABILITIES	—	14.9	11.2	—	26.1
INTERGROUP PAYABLE	14.7	1,129.9	157.6	(1,302.2)	—
DEFERRED INCOME TAXES	(29.6)	19.0	17.9	—	7.3
OTHER LIABILITIES	24.7	13.2	13.2	0.1	51.2
Total liabilities	661.7	1,255.0	464.8	(1,302.1)	1,079.4
STOCKHOLDERS’ EQUITY:
Common stock	—	190.6	70.1	(260.7)	—
Paid-in capital	478.3	134.4	255.4	(399.8)	468.3
Accumulated other comprehensive income (loss)	18.6	(3.2)	71.0	—	86.4
Accumulated deficit	69.6	(184.6)	(86.1)	—	(201.1)
Total stockholders’ equity	566.5	137.2	310.4	(660.5)	353.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,228.2	$1,392.2	$775.2	$(1,962.6)	$1,433.0

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(47.5)	$14.1	$9.2	$(24.2)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	17.5	42.9	60.4
Deferred financing costs amortization	0.2	2.9	0.1	3.2
Write-off of deferred debt issuance costs	—	1.8	—	1.8
Foreign exchange loss	25.8	—	(5.4)	20.4
Fair value adjustments of derivatives	(5.8)	—	(1.0)	(6.8)
Bad debt provision	—	0.8	0.4	1.2
Deferred income taxes	(10.4)	16.4	(10.7)	(4.7)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(9.3)	(3.4)	(12.7)
Inventories, including fair value write-up charge	—	(6.7)	38.8	32.1
Prepaid expenses and other assets	—	2.9	2.4	5.3
Accounts payable	—	4.7	(18.4)	(13.7)
Income taxes payable	—	(0.6)	(0.9)	(1.5)
Accrued expenses and other liabilities	14.2	(69.5)	81.4	26.1
Other operating activities, net	(107.3)	67.0	39.8	(0.5)
Net cash (used in) provided by operating activities	(130.8)	42.0	175.2	86.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	(2,068.1)	1.9	7.7	(2,058.5)
Capital expenditures	—	(10.2)	(28.6)	(38.8)
Proceeds on sale of property, plant and equipment	—	0.1	0.7	0.8
Net cash used in investing activities	(2,068.1)	(8.2)	(20.2)	(2,096.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contributions	404.0	—	—	404.0
Payments on long-term debt	(274.7)	—	(288.6)	(563.3)
Proceeds from long-term debt, net of issuance cost paid	2,152.9	(52.3)	206.5	2,307.1
Net cash provided by (used in)financing activities	2,282.2	(52.3)	(82.1)	2,147.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	1.5	1.5
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	83.3	(18.5)	74.4	139.2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	(43.1)	79.2	6.6	42.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40.2	$60.7	$81.0	$181.9

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003

(in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(31.2)	$3.1	$(5.9)	$(34.0)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	17.2	20.4	37.6
Deferred financing costs amortization	3.2	—	0.7	3.9
Write-off of deferred debt issuance costs	31.8	—	5.1	36.9
Foreign exchange loss	7.8	0.1	11.2	19.1
Fair value adjustments of derivatives	0.9	—	1.8	2.7
Bad debt provision	—	0.1	0.1	0.2
Deferred income taxes	(16.1)	2.8	(6.4)	(19.7)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	0.6	(3.2)	(2.6)
Inventories	—	(2.9)	0.9	(2.0)
Prepaid expenses and other assets	—	(2.5)	1.4	(1.1)
Accounts payable	—	7.1	(4.1)	3.0
Income taxes payable	—	(0.7)	(2.6)	(3.3)
Accrued expenses and other liabilities	1.2	(7.8)	4.6	(2.0)
Other operating activities, net	(78.2)	79.4	3.2	4.4
Net cash (used in) provided by operating activities	(80.6)	96.5	27.2	43.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(12.4)	(1.7)	(14.1)
Capital expenditures	—	(12.3)	(14.5)	(26.8)
Proceeds on sale of property, plant and equipment	—	0.2	—	0.2
Net insurance proceeds from fire damage	—	—	3.3	3.3
Net cash used in investing activities	—	(24.5)	(12.9)	(37.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Equity contributions	95.0	—	—	95.0
Payments on long-term debt	(720.3)	—	(177.3)	(897.6)
Proceeds from long-term debt	630.1	—	170.9	801.0
Net cash provided by (used in) financing activities	4.8	—	(6.4)	(1.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	4.5	4.5
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(75.8)	72.0	12.4	8.6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42.4	(1.7)	2.2	42.9
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(33.4)	$70.3	$14.6	$51.5

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report. In this section, unless we indicate otherwise or the context otherwise requires, any references to “we,”“our,” and “us” refer to Rockwood Specialties Group, Inc. and its consolidated subsidiaries.  Amounts may not recalculate due to rounding differences.

In connection with the Dynamit Nobel Acquisition, we have entered into new financing arrangements and have significantly altered our capital structure. The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth under “Information Concerning Forward-Looking Statements”.

On July 31, 2004, the Company completed the acquisition of four businesses of Dynamit Nobel from mg technologies ag. The businesses acquired are focused on highly specialized markets and consist of: white pigments; surface treatment and lithium chemicals; ceramics; and pharmaceutical intermediates (the “Dynamit Nobel Acquisition”). The results of operations of Dynamit Nobel for the two month period ended September 30, 2004 since the date of the Dynamit Nobel Acquisition are included in our condensed consolidated financial statements for the three and nine-month periods ended September 30, 2004, along with Dynamit Nobel’s financial position as of September 30, 2004. Given the significance of the Dynamit Nobel Acquisition we have included a limited discussion of the results of our operations on a pro forma basis as if the Dynamit Nobel Acquisition had taken place at the beginning of the periods presented.  See “—Results of Operations Pro Forma Net Sales and Adjusted EBITDA” below.

General

We are a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials in our specific markets. We serve customers across a wide variety of industries and geographic areas. As of September 30, 2004, we operated through seven business segments: (i) Performance Additives; (ii) Specialty Compounds; (iii) Electronics; (iv) Specialty Chemicals; (v) Pigments; (vi) Advanced Ceramics; and (vii) Custom Synthesis.

As a result of the Dynamit Nobel Acquisition we acquired four of our seven segments: (1) Specialty Chemicals; (2) Pigments; (3) Advanced Ceramics and (4) Custom Synthesis.  In connection with the Dynamit Nobel Acquisition, we entered into new senior secured credit facilities which provide for approximately $1,470.7 million (€389.7 million and $985.0 million) of terms loans and a revolving credit facility of $250.0 million. We also entered into a new $870.5 million (€419.8 and $350.0 million) senior subordinated loan facility and received an equity contribution of $404.0 from the proceeds of an equity contribution of $425 million to our ultimate parent, Rockwood Holdings (“Holdings”), from affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and DLJ Merchant Banking Partners III, L.P. and its affiliated funds (“DLJMB”), less a $20.0 million repayment of a portion of the additional payment-in-kind (“PIK”) notes issued in connection with interest payments on the $70.0 million initial aggregate principal amount of PIK Notes issued in connection with the KKR Acquisition, and related fees of $1.0 million. See also “- Liquidity and Capital Resources” below for discussion of other acquisitions and refinancings.

Factors Which Affect our Results of Operations

Economic and Market Conditions

Economic and market conditions in our business segments and regions in which we operate vary from period to period. The principal factors that impacted our results of operations in these periods included the following:

Performance Additives

•                                          Growth in the North American construction market contributed to an increase in sales of our products in the periods presented into this end-use market, specifically our Iron Oxide Pigments and Timber Treatment Chemicals businesses. Timber Treatment Chemicals also benefited from high levels of activity in home improvement areas such as new and replacement decks.

•                                          The increasing market for environmentally advanced wood treatment chemical products and the phase out of chromated copper arsenate (“CCA”) wood treatment products for residential use has had a positive impact on our Timber Treatment Chemicals business, which is a leading supplier of such products. This trend has helped our Timber Treatment Chemicals business increase its portion of sales of higher margin alkaline copper quaternary (“ACQ”) products, and we expect this trend to continue as ACQ products continue to be transitioned into the North American residential market.

•                                          A continuing trend towards the increased use of colored concrete products in the North American construction market, particularly paving stones, has had a positive effect on our Iron Oxide Pigments business line.

Specialty Compounds

•                                          Our largest product line in the Specialty Compounds segment is wire and cable related products. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Sales of these products have been relatively stable in 2003 and 2004 after experiencing declines in prior years.

•                                          Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product. Sales of these products have been relatively flat in 2003 and 2004 after experiencing significant declines in prior years. We continue to focus more of our efforts towards increasing high margin specialty applications.

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

Specialty Chemicals

•                                          Demand for Surface Treatment products within our Specialty Chemicals segment generally follows the activities levels of metal processing manufacturers including the automotive supply, steelworks and aircraft industries.  The market for Surface Treatment products is primarily in North America, Europe and Asia.

•                                          Market conditions for surface treatment products in the industries served have been relatively stable in 2003 and 2004.

•                                          Demand for our lithium products is generally driven in part by demand of lithium carbonate in industrial applications, the aluminum business, battery products and higher general demand in China.  Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets.  The market for lithium-based products is predominately concentrated in North America, Europe and Asia.

•                                          Market conditions for lithium products in the industries served have been relatively stable in 2003 and 2004.

Pigments

•                                          Demand in the industry has historically followed the economic growth of industrialized countries.

•                                          Demand for our titanium dioxide pigments in anatase form is mainly driven by demand in the synthetic fiber industry, while demand for our functional additives and titanium dioxide products in rutile form is driven by demand in the coatings, paper and plastics industries.  The market for our products is predominately in Europe and North America.

•                                          During the periods presented, relatively stable price levels were experienced in our anatase pigment markets on a global scale.  Volumes for anatase pigments increased in 2003. During the first half of 2004, strong growth in Asia led to higher volumes, while we experienced pricing pressure in Europe from global suppliers and in Asia from domestic Chinese suppliers.

•                                          In 2003, prices for titanium dioxide pigments gradually increased although demand for rutile form pigments and functional additives suffered due to continued weak global economic conditions.  We experienced certain pricing pressures for titanium dioxide rutile form pigments since then.

Advanced Ceramics

•                                          Beginning in 2003 the markets for our electronic products stabilized although we experienced less demand as a result of the shift in the market focus to Asia.

•                                          Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the U.S.  As a result, sales of our products used in medical device applications have experienced double-digit growth each year since 2001. We expect demand for ceramic components in artificial hip joints to continue to increase steadily.

•                                          Sales of ceramic products for use in mechanical applications and cutting tools products have been negatively impacted by strong pricing pressure from Asian competitors in 2003 and 2004. We also experienced lower market growth as these applications are for more mature industries.

•                                          Advanced Ceramics for other applications generally follows overall economic and market conditions because of the variety of end-use markets into which we sell our products.  The market for these products is predominately in Asia, North American and Europe.

Custom Synthesis

•                                          Demand for our custom synthesis chemistries depends to a large extent on the pipeline and lifecycles of pharmaceutical products.  The decrease of annual FDA approvals in recent years reflects the slowdown of the development of new molecules in the life-sciences industry.  In addition, the average development time of a new drug has increased in recent years, despite pharmaceutical manufacturers’ attempts to decrease this development period.

•                                          Further, merger and acquisition activity in the pharmaceutical industry and overcapacity in the custom synthesis industry has affected the demand for and prices of our chemistries.  For example, we experienced a decrease in demand for our products as a result of the acquisition of Roche Vitamins by DSM, which resulted in the combined company producing formerly outsourced chemistries in-house resulting in capacity utilization issues at Rohner.  We also expect demand to be affected by the migration of certain manufacturing processes to China.

•                                          Demand for pharmaceuticals has risen in recent years driven by a growing population worldwide and an aging population in the U.S.

Currency Fluctuations

We operate a geographically diverse business. We estimate that we sold to customers in more than 60 countries during the first nine months of 2004. Currently, we serve our diverse and extensive customer base with 93 manufacturing facilities in 24 countries. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, euros and pounds sterling. Our results of operations and financial condition are therefore impacted by the fluctuation of the euro and the pound sterling against our reporting currency, the U.S. dollar. No other currency is significant to our results of operations. Unless otherwise noted, all references below to currency exchange rate changes primarily relate to the strengthening of the euro and the pound against the U.S. dollar in the periods compared.

Our financial results are subject to the impact of gains and losses on currency translations, which occur when balance sheet accounts of foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates over the course of that period. Gains and losses on currency translations are recorded in our financial statements as a component of “other comprehensive income (loss)” and do not impact our operating margins. The increase in the value of the euro has had a positive impact on our net sales, gross profit and operating income reported in our consolidated statements of operations for the three and nine months ended September 30, 2004.

Our balance sheet is subject to the effect of currency fluctuations on the translation of our foreign currency denominated debt and cash. Gains and losses on the remeasurement of debt and cash denominated in a currency other than the functional currency of the borrower are included as a component of “other income (expenses).”

In addition, our financial results are subject to the impact of gains and losses on currency transactions, which occur when operating transactions are denominated in a currency different from the local operating currency. Gains and losses on currency transactions are included in operating income and impact our operating margins. We have entered into certain contracts in 2004 in connection with a small portion of our currency transaction risk. Although our operating margins historically have not been significantly impacted by currency transaction risk, currency fluctuations could have a material impact on our future operating income and operating margins, particularly with the Dynamit Nobel Acquisition.

Raw Materials

We purchase raw materials and chemical intermediates from a large number of third parties and have a broad raw material base. The table below lists the most significant raw materials purchased in 2003 from outside sources and the principal products for which the materials were used.

Raw Material	Segment	Products

Titanium-bearing slag	Pigments	Titanium dioxide
Iron oxide	Performance Additives	Iron oxide pigments
Chromic acid	Performance Additives	Wood preservation chemicals
Quaternary amines	Performance Additives	Organoclays
PVC resin	Specialty Compounds	Compounds
Plasticizers	Specialty Compounds	Compounds
Lithium	Specialty Chemicals	Lithium compounds

Titanium-bearing slag, our largest raw material (in terms of dollars), is the most important raw material used in the production of specialty grade titanium dioxide in our Pigments segment. We purchase titanium-bearing slag annually from two suppliers. Our supply agreement with one of them is for a fixed term until December 31, 2007, subject to automatic annual renewal until December 31, 2011, unless earlier terminated, and contains a fixed price with an annual escalation clause. Our supply agreement with the other supplier is for a fixed term until December 31, 2006 and provides for a fixed price until December 31, 2004. Prices for the years 2005 and 2006 will be negotiated for each of these years.

Historically, we have received iron oxide, our second largest raw material (in terms of dollars), from multiple sources and have not experienced any significant supply shortages or price fluctuations. Iron oxide is primarily sourced from our plants in the United States, Italy and China, as well as from a third party in India and China. Chromic acid is a commodity chemical used in the formulation of CCA and we have not experienced any significant supply shortages or price fluctuations in the past. We source our chromic acid from Kazakhstan, China, Turkey and the United States through both fixed price and annually adjusted contracts which vary in term from one to three years. As a result of the conversion from CCA to ACQ, our principal raw material for our timber business has shifted from chromic acid to quaternary amines, which we exclusively source, solvents and copper. Accordingly, chromic acid is no longer one of our most significant raw materials. In our Clay-based Additives business line of our Performance Additives segment, quaternary amine is sourced under a long-term contract, which expires in late 2008 and is subject to quarterly adjustment for the price of tallow, the base component of quaternary amine. PVC resin is a commodity product and its pricing is directly related to the price of ethylene and chlorine, as well as PVC industry operating rates and energy prices. Some of the plasticizers we use are generic and considered a commodity product, while others are specific and considered a specialty product. Our supply contracts for plasticizers do not specify a fixed price, and most of them contain market price and discount adjustments.

Lithium is a primary raw material source for all lithium chemicals and is found in only a small number of locations, including most importantly, the Atacama Desert in Chile. We have a long-term contract with the Chilean government to mine lithium brine in the Atacama Desert in Chile, which we believe provides a secure long-term access to lithium.

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

Acquisitions and Dispositions

See “—Liquidity and Capital Resources” below for discussion of the Dynamit Nobel Acquisition consummated in the third quarter of 2004.

On September 2, 2004 the Company completed the acquisition of the Pigments and Dispersions business of Johnson Matthey PLC for approximately $50.0 million. The acquisition expands the Company’s global iron oxide pigments’ business specifically within transparent iron oxide pigments and dispersions, color concentrates and complex inorganic color pigments for the surface and wood coatings, plastics, building materials and printing inks markets. The acquisition includes manufacturing facilities in Kidsgrove, U.K., Sudbury, U.K., and Braeside, Victoria, Australia. The Company utilized the remaining undrawn funds from the term loan portion of its senior credit facilities to finance this transaction.

On October 29, 2004, the Company entered into a definitive agreement to merge the three business lines of our Custom Synthesis segment with Groupe Novasep SAS to form a new standalone company within Rockwood.  The Company expects to complete the merger in the fourth quarter of 2004.

Components of Adjusted EBITDA

The process of refocusing and restructuring the businesses acquired in the KKR Acquisition and establishing the post-acquisition corporate entity, along with the impact of the Dynamit Nobel Acquisition, resulted in a number of charges that have affected Rockwood’s historical results. These charges, along with certain other items, are added to or subtracted from net loss to derive Adjusted EBITDA, as defined below.  The more significant of these items include the following:

•                  Restructuring and Related Charges.  We have recorded certain restructuring charges during the three and nine months ended September 30, 2004 for miscellaneous restructuring activities.

•                  Systems/Organization Establishment Expenses.  These expenses include costs that arose in connection with the KKR Acquisition and our resulting organization as a stand-alone company and primarily relate to the amortization of sign-on compensation arrangements for key executives.  For the three and nine months ended September 30, 2004, these expenses also include certain costs related to the integration of the businesses acquired in the Dynamit Nobel Acquisition, as well as professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002.  These expenses are reflected in the “corporate and eliminations” column when our results are presented on a segment basis.

•                  Cancelled Acquisition and Disposal Costs.  Such costs were incurred in connection with non-consummated acquisitions and dispositions.

•                  Write-off of deferred debt issuance costs.  In July 2003, we wrote off $36.9 million of deferred debt issuance costs related to our previous long-term debt that was repaid as part of the July 2003 Refinancing.  In December 2003, we incurred $1.4 million of expenses in connection with a further modification of our then senior credit agreement resulting in a 75 basis point interest rate reduction on $290 million of our senior debt. In July 2004 the Company wrote off $1.8 million of deferred debt issuance costs related to previous long-term debt that was repaid as part of the Dynamit Nobel Acquisition.

•                  Stamp duty tax.  During the nine months ended September 30, 2004, we paid a stamp duty tax on certain assets transferred in the United Kingdom in connection with the KKR Acquisition.

•                  Business Interruption Costs and Insurance Recovery.  We recorded gains in the three and nine months ended September 30, 2003 for fire insurance settlements.

•                  Inventory Write-Up Reversal.  Under Statement of Financial Accounting Standard No. 141, Business Combinations, all inventories acquired in an acquisition must be revalued to “fair value.”  In connection with the Dynamit Nobel Acquisition, the Company allocated approximately $49.7 million of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition.  This resulted in a consequential reduction in gross profit of $34.2 million in the three and nine-month periods ended September 30, 2004, as the inventory was sold in the normal course of business. Also included for the periods presented herein is the impact of inventory step-ups from certain acquisitions in the Performance Additives segment.

•                  Foreign exchange (loss)/gain.  We have recorded foreign exchange (losses) and gains related to our long-term debt.  These amounts reflect the non-cash translation impact on our euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar during the applicable periods. Foreign exchange (loss) / gain also includes losses on foreign currency derivative agreements that the Company entered into in connection with the Dynamit Nobel Acquisition.

On a segment basis, we define Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain non-recurring gains and charges and certain items deemed by our senior management to have little or no bearing on the day-to-day operating performance of our business segments and reporting units.  The adjustments made to our operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement.  Our senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of our business segments and reporting units.

We use Adjusted EBITDA on a consolidated basis to assess our operating performance.  In addition, management uses Adjusted EBITDA on a consolidated basis as the most significant criterion in the calculation of performance-based cash bonuses.  We believe this financial measure on a consolidated basis is helpful in highlighting trends in our overall business because Adjusted EBITDA excludes those items that have little or no bearing on our day-to-day operating performance.

Because we view Adjusted EBITDA on both a segment basis and consolidated basis as an operating performance measure, we use net (loss) income as the most comparable generally accepted accounting principles (“GAAP”) measure.  The following table, which sets forth the application component of Adjusted EBITDA, presents a reconciliation of net loss to Adjusted EBITDA on a GAAP basis:

	Three months ended September 30		Nine months ended September 30
(millions)	2004	2003	2004	2003

Net loss	$(50.0)	$(23.0)	$(24.2)	$(34.0)
Income tax provision (benefit)	(13.4)	(9.4)	6.3	(14.2)
Interest, net	45.1	19.7	74.2	62.9
Depreciation and amortization	32.2	12.9	60.4	37.6
Restructuring and related charges	0.1	0.2	0.1	1.3
Systems/organization establishment expenses	1.5	0.4	2.5	1.1
Cancelled acquisition and disposal costs	—	1.1	0.1	1.7
Write-off of deferred debt issuance costs	1.8	36.9	1.8	36.9
Stamp duty tax	—	—	4.0	—
Business interruption costs and insurance recovery	—	—	—	(4.5)
Inventory write-up reversal	34.7	—	34.7	0.1
Loss from disposed businesses	0.8	—	0.8	—
Foreign exchange loss (gain)	40.9	(1.1)	32.2	19.1
Other	1.4	—	1.4	—

Total Adjusted EBITDA	$95.1	$37.7	$194.3	$108.0

Adjusted EBITDA is not an alternative to net (loss) income, operating income or cash flows from operating activities as calculated and presented in accordance with GAAP. You should not rely on Adjusted EBITDA as a substitute for any GAAP financial measure. We strongly urge you to review the reconciliations of Adjusted EBITDA contained in this section, including the related explanations, the limitations of these exclusions described below and the other financial information contained in this report. We also strongly urge you not to rely on any single financial measure to evaluate our business.

Management compensates for the limitations of using non-GAAP financial measures by using them only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business. When viewed with our GAAP results and the reconciliations of Adjusted EBITDA discussed above and contained in the notes to Rockwood’s financial statements, we believe Adjusted EBITDA provides a more complete understanding of factors and trends affecting our business than GAAP results alone.

There are material limitations associated with excluding the reconciling items listed in the previous tables from our earnings to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to the use of the most directly comparable GAAP financial measures. For example, the cash portion of income tax (benefit) provision, interest expense—net, and restructuring as well as non-recurring charges related to securities issuance, acquisition activities, and systems/organization establishment, generally represent charges (gains) which may significantly affect funds available to use in our operating, financing and investing activities. Non-operating foreign exchange gains (losses), although not immediately affecting cash used in investing activities, may affect the amount of funds needed to service our debt if those currency impacts remain in place as we meet our future principal repayment obligations. Depreciation, amortization, non-cash (gains) charges and impairment charges, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of the plant, equipment, and intangible assets which permit us to manufacture and/or market our products. These items may be indicative of future needs for capital expenditures, for development or acquisition of intangible assets or relevant trends causing asset value changes. A reader may find any one or all of these items important in evaluating our performance, results of operations, financial position and liquidity.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

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

Revenue Recognition.  We recognize revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on our experience. Revenue under service agreements is realized when the service is performed.

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

Legal Matters.  We are involved in various legal proceedings, including product liability, intellectual property and environmental matters, of a nature considered normal to our business. It is our policy to accrue for amounts related to these matters in accordance with SFAS No. 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is our policy to disclose such matters when there is at least a reasonable possibility that a loss may have been incurred.

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

Results of Operations

Net sales consist of product sales in our seven segments, net of sales discounts, product returns and allowances. Sales are primarily made on a purchase order basis. Revenues are recognized when the earnings process is complete which is generally when products are shipped, title and risk of loss has been transferred to the customer, collectibility is reasonably assured, and pricing is fixed and determinable.

Cost of products sold consists of raw material costs, manufacturing variable and fixed costs, including headcount-related costs, manufacturing overhead, including depreciation, energy costs and periodic maintenance costs.

Operating expenses include research and development costs, sales and marketing, divisional management expenses and corporate services including cash management, legal, benefit plans administration and other administrative and professional services.

Pro Forma Net sales and Adjusted EBITDA

The following table presents net sales and Adjusted EBITDA by segment on a pro forma basis as if the Dynamit Nobel Acquisition had occurred at the beginning of each period presented.  Our company has changed significantly since the Dynamit Nobel Acquisition.  However, our historical results of operations on an actual basis, presented immediately following this pro forma information, only includes the results of operations for the segments acquired as part of the Dynamit Nobel Acquisition since the consummation date of July 31, 2004 as required by purchase accounting rules. As such, we believe the following supplemental pro forma information is helpful in highlighting trends by segment and on a consolidated basis.  The following supplemental pro forma information is provided for informational purposes only and does not purport to be indicative of the results which would have actually been attained had the Dynamit Acquisition occurred as of the beginning of the period presented or that may be attained in the future.  The supplemental pro forma information has been prepared based upon currently available information and assumptions that we believe are reasonable.  Such currently available information and assumptions may prove to be inaccurate over time.

Pro Forma Net Sales by Segment

	Three Months Ended September 30,
(millions)	2004	2003

Performance Additives	$158.3	$119.8
Specialty Compounds	52.0	45.3
Electronics	43.2	34.7
Specialty Chemicals	178.4	158.4
Pigments	102.3	96.3
Advanced Ceramics	86.6	71.7
Custom Synthesis	57.5	62.1

Total	$678.3	$588.3

	Nine Months Ended September 30,
	2004	2003

Performance Additives	$470.5	$352.0
Specialty Compounds	152.5	135.4
Electronics	124.8	105.3
Specialty Chemicals	555.1	487.3
Pigments	315.1	284.4
Advanced Ceramics	259.8	214.8
Custom Synthesis	180.3	202.0

Total	$2,058.1	$1,781.2

Pro Forma Adjusted EBITDA by Segment

	Three Months Ended September 30,
(millions)	2004	2003

Performance Additives	$35.5	$28.9
Specialty Compounds	7.3	6.2
Electronics	7.6	6.0
Specialty Chemicals	33.1	27.1
Pigments	21.0	18.8
Advanced Ceramics	20.4	18.6
Custom Synthesis	7.2	7.8
Corporate	(9.1)	(8.4)

Total	$123.0	$105.0

	Nine Months Ended September 30,
	2004	2003

Performance Additives	$114.2	$81.9
Specialty Compounds	22.3	18.7
Electronics	21.6	17.9
Specialty Chemicals	104.4	94.6
Pigments	61.3	55.3
Advanced Ceramics	59.0	50.0
Custom Synthesis	24.1	36.2
Corporate	(26.4)	(25.0)

Total	$380.5	$329.6

The following table presents the changes in net sales and Adjusted EBITDA on a pro forma basis in dollars and percentages.

Pro Forma Net Sales by Segment

	Change : Three Months Ended September 30, 2004 versus 2003			Operating
(millions)	Total	% Change	FX(1)	Growth

Performance Additives	$38.5	32.1%	$3.4	$35.1
Specialty Compounds	6.7	14.8%	1.5	5.2
Electronics	8.5	24.5%	1.5	7.0
Specialty Chemicals	20.0	12.6%	10.0	10.0
Pigments	6.0	6.2%	8.2	(2.2)
Advanced Ceramics	14.9	20.8%	6.1	8.8
Custom Synthesis	(4.6)	-7.4%	4.6	(9.2)
Total	$90.0	15.3%	$35.3	$54.7

	Change : Nine Months Ended September 30, 2004 versus 2003			Operating
	Total	% Change	FX(1)	Growth

Performance Additives	$118.5	33.7%	$11.0	$107.5
Specialty Compounds	17.1	12.6%	4.9	12.2
Electronics	19.5	18.5%	5.3	14.2
Specialty Chemicals	67.8	13.9%	36.7	31.1
Pigments	30.7	10.8%	29.6	1.1
Advanced Ceramics	45.0	20.9%	21.4	23.6
Custom Synthesis	(21.7)	-10.7%	16.9	(38.6)
Total	$276.9	15.5%	$125.8	$151.1

Pro Forma Adjusted EBITDA by Segment

	Change : Three Months Ended September 30, 2004 versus 2003			Operating
(millions)	Total	% Change	FX(1)	Growth

Performance Additives	$6.6	22.8%	$0.7	$5.9
Specialty Compounds	1.1	17.7%	0.1	1.0
Electronics	1.6	26.7%	(0.1)	1.7
Specialty Chemicals	6.0	22.1%	2.0	4.0
Pigments	2.2	11.7%	1.7	0.5
Advanced Ceramics	1.8	9.7%	1.6	0.2
Custom Synthesis	(0.6)	-7.7%	0.5	(1.1)
Corporate	(0.7)	8.3%	(0.2)	(0.5)
Total	$18.0	17.1%	$6.3	$11.7

	Change : Nine Months Ended September 30, 2004 versus 2003			Operating
	Total	% Change	FX(1)	Growth

Performance Additives	$32.3	39.4%	$2.2	$30.1
Specialty Compounds	3.6	19.3%	0.6	3.0
Electronics	3.7	20.7%	(0.2)	3.9
Specialty Chemicals	9.8	10.4%	7.1	2.7
Pigments	6.0	10.8%	5.8	0.2
Advanced Ceramics	9.0	18.0%	5.3	3.7
Custom Synthesis	(12.1)	-33.4%	2.2	(14.3)
Corporate	(1.4)	5.6%	(1.2)	(0.2)
Total	$50.9	15.4%	$21.8	$29.1

(1)  The FX Effect was calculated based on the change in the euro to U.S. dollar exchange rate for the applicable period.

Pro forma three months ended September 30, 2004 compared with pro forma three months ended September 30, 2003

Pro Forma Net Sales

Net sales on a pro forma basis were $678.3 million for the third quarter of 2004 as compared to $588.3 million for the third quarter of 2003. The 15.3 % increase is partially due to favorable currency exchange rate changes of $35.3 million. After adjusting for currency, net sales increased $54.7 million or 9.3% with increases in Performance Additives of $35.1 million, Specialty Compounds of $5.2 million, Electronics of $7.0 million, Specialty Chemicals of $10.0 million and Advanced Ceramics of $8.8 million, offset by decreases in Pigments of $2.2 million and Custom Synthesis of $9.2 million.

Performance Additives. Net sales for our Performance Additives segment increased 32.1% over the prior period primarily due to higher sales of our Timber Treatment Chemicals due to a greater mix of ACQ products versus CCA products as a result of the ACQ conversion. Also, our Iron Oxide Pigments business had stronger volume due to increased demand for construction related products.  Also included in net sales were $3.4 million from favorable currency exchange rates changes and $6.8 million from the impact of acquisitions.

Specialty Compounds. Net sales for our Specialty Compounds segment increased 14.8% over the prior period primarily due to increased sales volumes and more favorable pricing of certain products in our wire and cable compounds business. The remaining increase in net sales of $1.5 million is due to currency.

Electronics. Net sales for our Electronics segment increased 24.5% over the prior year period primarily due to higher sales volumes, offset in part by pricing pressure in certain businesses. Conditions in certain of our Electronic Chemicals businesses were stronger in the current year due to the improved general market environment in the industries served.

Specialty Chemicals. Net sales for our Specialty Chemicals segment increased 12.6% or $20.0 million on a pro forma basis over the prior period, including $10.0 million related to favorable currency exchange rate changes. After adjusting for currency, net sales increased $10.0 million primarily due to strong organic growth in Surface Treatment product lines and higher sales prices in Metal Sulfide products due to the pass through of raw material cost increases.

Pigments. Net sales for our Pigments segment increased 6.2% on a pro forma basis over the prior year period, including $8.2 million of favorable currency exchange rate changes. After adjusting for currency, net sales decreased $2.2 million due to lower sales of Titanium Dioxide (“TiO2”) due to limited stock availability of rutile pigments and lower TiO2 prices in the coatings, paper and plastics markets partially offset by higher sales of specialty products within the Functional Additives product line and higher Water Chemistry sales in the water treatment and paper industries.

Advanced Ceramics. Net sales for our Advanced Ceramics segment increased 20.8% on a pro forma basis over the prior year period, including $6.1 million related to favorable currency exchange rate changes. After adjusting for currency, net sales increased $8.8 million primarily due to higher sales volumes in medical products and electronic applications. Also, mechanical application and piezo product sales volumes were higher.

Custom Synthesis. Net sales for our Custom Synthesis segment decreased 7.4% on a pro forma basis as compared to the prior year period despite $4.6 million related to favorable currency exchange rate changes. After adjusting for currency, net sales decreased $9.2 million primarily due to continued capacity utilization issues at the Rohner plant.

Pro Forma Adjusted EBITDA

Adjusted EBITDA on a pro forma basis for the combined company increased from $105.0 million to $123.0 million or 17.1%. After excluding currency, Adjusted EBITDA increased $11.7 million or 11.1%. Adjusted EBITDA as a percentage of net sales on a pro forma basis was 18.1% in the third quarter of 2004 versus 17.8% in the third quarter of 2003.

Performance Additives.  Adjusted EBITDA for our Performance Additives segment increased from $28.9 million to $35.5 million or 22.8% primarily due to the increase in net sales of Timber Treatment Chemicals due to a greater mix of ACQ products, partially offset by higher raw material costs for copper and quaternary amines used in the production of ACQ. Adjusted EBITDA as a percentage of net sales was 22.4% in the third quarter of 2004 versus 24.1% in the third quarter of 2003 due primarily to the higher raw material costs.

Specialty Compounds. Adjusted EBITDA for our Specialty Compounds segment increased from $6.2 million to $7.3 million or 17.7% primarily due to the increase in net sales discussed above partially offset by higher PVC raw material costs. Adjusted EBITDA as a percentage of net sales was 14.0% in the third quarter of 2004 versus 13.7% in the third quarter of 2003.

Electronics. Adjusted EBITDA for our Electronics segment increased from $6.0 million to $7.6 million or 26.7% primarily due to the increase in net sales discussed above. Adjusted EBITDA as a percentage of net sales was 17.6% in the third quarter of 2004 versus 17.3% in the third quarter of 2003.

Specialty Chemicals. Adjusted EBITDA for our Specialty Chemicals segment increased from $27.1 million to $33.1 million or 22.1% on a pro forma basis. After excluding currency, Adjusted EBITDA increased $4.0 million or 14.7% primarily due to the increase in net sales discussed above. Adjusted EBITDA as a percentage of net sales on a pro forma basis was 18.5% in the third quarter of 2004 versus 17.1% in the third quarter of 2003 primarily due to the impact of Surface Treatment sales volume increases partially offset by lower margins on Metal Sulfide products due to raw material cost increases and unfavorable lithium mix.

Pigments. Adjusted EBITDA for our Pigments segment increased from $18.8 million to $21.0 million or 11.7% on a pro forma basis. After excluding currency, Adjusted EBITDA increased $0.5 million or 2.7% primarily due to cost management initiatives partially offset by the decrease in net sales discussed above. Adjusted EBITDA as a percentage of net sales on a pro forma basis was 20.5% in the third quarter of 2004 versus 19.5% in the third quarter of 2003 primarily due to the cost management initiatives.

Advanced Ceramics. Adjusted EBITDA for our Advanced Ceramics segment increased from $18.6 million to $20.4 million or 9.7% on a pro forma basis. After excluding currency, Adjusted EBITDA increased $0.2 million or 1.1% primarily due to the increase in net sales discussed above. Adjusted EBITDA as a percentage of net sales on a pro forma basis was 23.5% in the third quarter of 2004 versus 25.9% in the third quarter of 2003 primarily due to unfavorable sales mix.

Custom Synthesis. Adjusted EBITDA for our Custom Synthesis segment decreased from $7.8 million to $7.2 million or 7.7% on a pro forma basis as compared to the prior year period despite $0.5 million related to favorable currency exchange rate changes. After adjusting for currency, Adjusted EBITDA decreased $1.1 million or 14.1% primarily due to lower sales at Rohner discussed above and currency effects at the Finorga operation from selling certain products in US dollars with euro based production costs in a period where the US dollar weakened versus prior year offset slightly by cost savings from headcount reductions at Rohner. Adjusted EBITDA as a percentage of net sales on a pro forma basis was 12.5% in the third quarter of 2004 versus 12.6% in the third quarter of 2003.

Corporate.   Adjusted EBITDA loss at Corporate increased from $8.4 million to $9.1 million on a pro forma basis or 8.3% primarily due to higher central costs for the two-month period since the Dynamit Nobel Acquisition and higher bonus accruals. Adjusted EBITDA as a percentage of net sales on a pro forma basis was (1.3)% in the third quarter of 2004 versus (1.4)% in the third quarter of 2003.

The following table presents a pro forma reconciliation of net (loss) income to Adjusted EBITDA on a GAAP basis by segment and on a consolidated basis for the third quarter of 2004 and 2003:

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Pigments	Advanced Ceramics	Custom Synthesis	Corporate and Eliminations	Consolidated
Three months ended September 30, 2004
Net income (loss)	$13.5	$4.5	$0.5	$12.8	$8.5	$1.2	$(2.1)	$(69.7)	$(30.8)
Income tax provision (benefit)	6.4	1.5	(0.3)	(20.4)	0.6	(6.4)	(6.8)	(11.0)	(36.4)
Interest, net	6.8	(0.1)	1.3	3.6	1.6	1.2	2.5	29.7	46.6
Depreciation and amortization	7.6	1.4	5.2	10.2	5.9	6.3	8.1	0.3	45.0
Restructuring and related charges	0.2	—	—	—	—	—	—	—	0.2
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.5	1.5
Cancelled acquisition and disposal costs	—	—	—	—	—	—	—	0.1	0.1
Inventory write-up reversal	0.5	—	—	19.2	4.8	20.3	4.2	—	49.0
Write-off of deferred debt issuance costs	—	—	—	—	—	—	—	1.8	1.8
Loss from disposed businesses	—	—	—	—	—	—	0.8	—	0.8
Foreign exchange loss	0.5	—	0.9	—	—	—	—	39.5	40.9
Other	—	—	—	7.7	(0.4)	(2.2)	0.5	(1.3)	4.3
Total Adjusted EBITDA	$35.5	$7.3	$7.6	$33.1	$21.0	$20.4	$7.2	$(9.1)	$123.0

Three months ended September 30, 2003
Net income (loss)	$0.5	$3.5	$(0.5)	$3.8	$14.2	$(3.3)	$(5.1)	$(52.4)	$(39.3)
Income tax provision (benefit)	4.0	1.3	(0.2)	(7.5)	(6.3)	(3.4)	1.6	(15.3)	(25.8)
Interest, net	7.5	(0.1)	1.6	3.2	0.6	0.2	1.3	34.3	48.6
Depreciation and amortization	6.6	1.4	4.4	9.7	5.1	5.6	5.7	0.6	39.1
Restructuring and related charges	0.1	0.1	—	0.1	—	—	0.3	—	0.6
Systems/organization establishment expenses	—	—	—	—	—	—	—	0.4	0.4
Cancelled acquisition and disposal costs	—	—	1.1	—	—	—	—	—	1.1
Inventory write-up reversal	—	—	—	16.4	5.2	17.1	4.0	—	42.7
Write-off of deferred debt issuance costs	—	—	—	—	—	—	—	36.9	36.9
Foreign exchange gain	(0.2)	—	(0.4)	—	—	—	—	(0.5)	(1.1)
Other	—	—	—	1.4	—	2.4	—	(2.0)	1.8
Intercompany dividend	10.4	—	—	—	—	—	—	(10.4)	—
Total Adjusted EBITDA	$28.9	$6.2	$6.0	$27.1	$18.8	$18.6	$7.8	$(8.4)	$105.0

Pro Forma Nine months ended September 30, 2004 compared with pro forma Nine months ended September 30, 2003

Pro Forma Net Sales

Net sales were $2,058.1 million on a pro forma basis for the first nine months of 2004 as compared to $1,781.2 million for the first nine months of 2003. The 15.5% increase or $276.9 million is partially due to favorable currency exchange rate changes of $125.8 million. After adjusting for the effect of currency, net sales increased $151.1 million or 8.5% with increases in Performance Additives of $107.5 million, Specialty Compounds of $12.2 million, Electronics of $14.9 million, Specialty Chemicals of $31.1 million, Pigments of $1.1 million and Advanced Ceramics of $23.6 million, offset by a decrease in Custom Synthesis of $38.6 million.

Performance Additives.  Net sales for our Performance Additives segment increased 33.7% over the prior period primarily due to higher sales of our Timber Treatment Chemicals due to a greater mix of ACQ products versus CCA products as a result of the ACQ conversion. Also, our Iron Oxide Pigments business had stronger volume due to increased demand for construction products.  Included in net sales were $11.0 million from favorable currency exchange rates changes and $12.5 million from the impact of acquisitions.

Specialty Compounds. Net sales for our Specialty Compounds segment increased 12.6% over the prior period due to an increase in sales volumes and more favorable pricing of certain products in our wire and cable compounds business and favorable currency exchange rate changes of $4.9 million.

Electronics. Net sales for our Electronics segment increased 18.5% over the prior year period primarily due to an increase in sales volumes, offset in part by pricing pressure in certain businesses.

Specialty Chemicals. Net sales for our Specialty Chemicals segment increased 13.9% or $67.8 million on a pro forma basis over the prior period, including $36.7 million related to favorable currency exchange rate changes. After adjusting for currency, net sales increased $31.1 million primarily due to organic growth in Surface Treatment product lines, particularly in the third quarter, higher lithium sales and higher sales prices in Metal Sulfide products due to the pass through of raw material cost increases.

Pigments. Net sales for our Pigments segment increased 10.8% on a pro forma basis over the prior year period primarily due to $30.7 million of favorable currency exchange rate changes. After adjusting for currency, net sales increased $1.1 million due to higher sales of specialty products within the Functional Additives product line and higher Water Chemistry sales in the water treatment and paper industries. These increases were partially offset by lower sales of Titanium Dioxide (“TiO2”) due to limited stock availability of rutile pigments and lower TiO2 prices in the coatings, paper and plastics markets.

Advanced Ceramics. Net sales for our Advanced Ceramics segment increased 20.9% on a pro forma basis over the prior year period, including $21.4 million related to favorable currency exchange rate changes. After adjusting for currency, net sales increased $23.6 million primarily due to higher sales volumes in medical and electronic application products. Also, mechanical application and piezo product sales volumes were higher.

Custom Synthesis. Net sales for our Custom Synthesis segment decreased 10.7% on a pro forma basis as compared to the prior year period despite $16.9 million related to favorable currency exchange rate changes. After adjusting for currency, net sales decreased $38.6 million primarily due to the loss of sales of a major product at a large customer prior to the third quarter of 2003 and continued capacity utilization issues at the Rohner plant.

Pro Forma Adjusted EBITDA

Adjusted EBITDA on a pro forma basis for the combined company increased from $329.6 million to $380.5 million or 15.4%. After excluding currency, Adjusted EBITDA increased $29.1 million or 8.8%. Adjusted EBITDA as a percentage of net sales on a pro forma basis was 18.5% in the first nine months of 2004 and 2003.

Performance Additives.  Adjusted EBITDA for our Performance Additives segment increased from $81.9 million to $114.2 million or 39.4% primarily due to the increase in net sales of Timber Treatment Chemicals due to a greater mix of ACQ products, partially offset by higher raw material costs specifically in the third quarter of 2004. Adjusted EBITDA as a percentage of net sales was 24.3% in the first nine months of 2004 and 23.3% in the first nine months of 2003.

Specialty Compounds. Adjusted EBITDA for our Specialty Compounds segment increased from $18.7 million to $22.3 million or 19.3% primarily due to the increase in net sales partially offset by higher PVC raw material costs as discussed above. Adjusted EBITDA as a percentage of net sales was 14.6% in the first nine months of 2004 and 13.8% in the first nine months of 2003.

Electronics. Adjusted EBITDA for our Electronics segment increased from $17.9 million to $21.6 million or 20.7% primarily due to the increase in net sales with higher sales volume offset by certain pricing pressures as discussed above. Adjusted EBITDA as a percentage of net sales was 17.3% in the first nine months of 2004 and 17.0% in the first nine months of 2003.

Specialty Chemicals. Adjusted EBITDA for our Specialty Chemicals segment increased from $94.6 million to $104.4 million or 10.4% on a pro forma basis. After excluding currency, Adjusted EBITDA increased $2.7 million or 2.9% primarily due to the increase in net sales discussed above. Adjusted EBITDA as a percentage of net sales on a pro forma basis was 18.8% in the first nine months of 2004 and 19.4% in the first nine months of 2003 with lower margins on Metal Sulfide products due to raw material cost increases, less favorable lithium mix and lower income from equity investments partially offset by the impact of higher Surface Treatment sales volume.

Pigments. Adjusted EBITDA for our Pigments segment increased from $55.3 million to $61.3 million or 10.8% on a pro forma basis. After excluding currency, Adjusted EBITDA increased $0.2 million primarily due to the increase in net sales discussed above as well as cost management initiatives. Adjusted EBITDA as a percentage of net sales on a pro forma basis was 19.5% in the first nine months of 2004 and 19.4% in the first nine months of 2003.

Advanced Ceramics. Adjusted EBITDA for our Advanced Ceramics segment increased from $50.0 million to $59.0 million or 18.0% on a pro forma basis. After excluding currency, Adjusted EBITDA increased $3.7 million or 7.4% primarily due to the increase in net sales discussed above. Adjusted EBITDA as a percentage of net sales on a pro forma basis was 22.7% in the first nine months of 2004 and 23.3% in the first nine months of 2003.

Custom Synthesis. Adjusted EBITDA for our Custom Synthesis segment decreased from $36.2 million to $24.1 million or 33.4% on a pro forma basis as compared to the prior year period despite $2.2 million related to favorable currency exchange rate changes. After adjusting for currency, Adjusted EBITDA decreased $14.3 million or 39.5 % primarily due to lower sales discussed above and currency effects at the Finorga operation from selling certain products in US dollars with euro based production costs in a period where the US dollar weakened versus prior year. Adjusted EBITDA as a percentage of net sales on a pro forma basis was 9.3% in the first nine months of 2004 and 16.8% in the first nine months of 2003 due to the above.

Corporate.   Adjusted EBITDA loss at Corporate increased from $25.0 million to $26.4 million primarily due to higher bonus accruals and higher central costs to operate the significantly larger business due to the Dynamit Nobel Acquisition. Adjusted EBITDA as a percentage of net sales on a pro forma basis was (1.3)% in the first nine months of 2004 and (1.4)% in the first nine months of 2003.

The following table presents a pro forma reconciliation of net (loss) income to Adjusted EBITDA on a GAAP basis by segment and on a consolidated basis for the first nine months of 2004 and 2003:

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Pigments	Advanced Ceramics	Custom Synthesis	Corporate and Eliminations	Consolidated
Nine months ended September 30, 2004
Net income (loss)	$45.3	$12.9	$2.2	$33.1	$27.4	$22.3	$(3.7)	$(131.8)	$7.7
Income tax provision (benefit)	25.8	5.6	0.8	1.7	7.7	(0.9)	(6.2)	(42.7)	(8.2)
Interest, net	21.4	(0.3)	4.1	11.9	3.4	2.1	5.4	103.1	151.1
Depreciation and amortization	21.8	4.1	15.5	30.3	17.9	19.0	21.7	1.4	131.7
Restructuring and related charges	0.2	—	—	—	—	0.1	0.3	—	0.6
Systems/organization establishment expenses	—	—	—	—	—	—	—	2.5	2.5
Cancelled acquisition and disposal costs	—	—	—	—	—	—	—	0.1	0.1
Write-off of deferred debt issuance costs	—	—	—	—	—	—	—	1.8	1.8
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0
Inventory write-up reversal	0.5	—	—	20.8	5.3	18.6	5.3	—	50.5
Loss from disposed businesses	—	—	—	—	—	—	0.8	—	0.8
Foreign exchange (gain) loss	(0.8)	—	(1.0)	—	—	—	—	34.2	32.4
Other	—	—	—	6.6	(0.4)	(2.2)	0.5	1.0	5.5
Total Adjusted EBITDA	$114.2	$22.3	$21.6	$104.4	$61.3	$59.0	$24.1	$(26.4)	$380.5

Nine months ended September 30, 2003
Net income (loss)	$17.3	$10.2	$2.1	$34.5	$32.8	$11.8	$(19.8)	$(122.2)	$(33.3)
Income tax provision (benefit)	11.8	4.4	0.9	4.8	1.0	0.8	28.7	(62.5)	(10.1)
Interest, net	22.7	(0.2)	4.9	11.3	1.9	0.8	3.9	109.9	155.2
Depreciation and amortization	19.4	3.8	12.8	29.2	15.3	16.6	16.9	1.8	115.8
Restructuring and related charges	0.4	0.5	0.3	0.1	—	1.8	0.6	—	3.7
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.1	1.1
Cancelled acquisition and disposal costs	—	—	1.6	—	—	—	—	0.2	1.8
Write-off of deferred debt issuance costs	—	—	—	—	—	—	—	36.9	36.9
Business interruption and insurance recovery	—	—	(4.5)	—	—	—	—	—	(4.5)
Inventory write-up reversal	0.1	—	—	18.3	4.3	12.7	5.9	—	41.3
Foreign exchange (gain) loss	(0.2)	—	(0.2)	—	—	—	—	19.5	19.1
Loss from disposed businesses	—	—	—	—	—	(0.8)	—	—	(0.8)
Earnings from discontinued operations	—	—	—	(4.0)	—	—	—	2.6	(1.4)
Other	—	—	—	0.4	—	6.3	—	(1.9)	4.8
Intercompany dividend	10.4	—	—	—	—	—	—	(10.4)	—
Total Adjusted EBITDA	$81.9	$18.7	$17.9	$94.6	$55.3	$50.0	$36.2	$(25.0)	$329.6

Actual Results of Operations

The following table presents the major components of our operations on a historical basis, including as a percentage of net sales.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(dollars in millions)
Statement of operations data:
Net sales:
Performance Additives	$158.3	$119.8	$470.5	$352.0
Specialty Compounds	52.0	45.3	152.5	135.4
Electronics	43.2	34.7	124.8	105.3
Specialty Chemicals	116.6	—	116.6	—
Pigments	68.9	—	68.9	—
Advanced Ceramics	56.6	—	56.6	—
Custom Synthesis	38.0	—	38.0	—

Total net sales	533.6	199.8	1,027.9	592.7

Gross profit	130.6	54.9	271.6	161.0
	24.5%	27.5%	26.4%	27.2%
Operating expenses	106.2	31.8	177.3	90.3
	19.9%	15.9%	17.2%	15.2%
Operating income (loss):
Performance Additives	27.2	22.3	91.2	62.0
	17.2%	18.6%	19.4%	17.6%
Specialty Compounds	5.9	4.7	18.2	14.3
	11.3%	10.4%	11.9%	10.6%
Electronics	2.4	0.5	6.1	7.6
	5.6%	1.4%	4.9%	7.2%
Specialty Chemicals	0.7	—	0.7	—
	0.6%	—%	0.6%	—%
Pigments	6.3	—	6.3	—
	9.1%	—%	9.1%	—%
Advanced Ceramics	(4.8)	—	(4.8)	—
	(8.5)%	—%	(8.5)%	—%
Custom Synthesis	(2.6)	—	(2.6)	—
	(6.8)%	—%	(6.8)%	—%
Corporate costs and eliminations	(10.7)	(4.4)	(20.8)	(13.2)

Total operating income (loss)	24.4	23.1	94.3	70.7
	4.6%	11.6%	9.2%	11.9%
Other income (expenses):
Interest expense, net	(45.1)	(19.7)	(74.2)	(62.9)
Refinancing expenses	(1.8)	(36.9)	(1.8)	(36.9)
Foreign exchange (loss) gain, net	(40.9)	1.1	(32.2)	(19.1)
Other, net	—	—	(4.0)	—

Income (loss) before taxes	(63.4)	(32.4)	(17.9)	(48.2)
Income tax (benefit) provision	(13.4)	(9.4)	6.3	(14.2)

Net income (loss)	$(50.0)	$(23.0)	$(24.2)	$(34.0)

Adjusted EBITDA:
Performance Additives	$35.5	$28.9	$114.2	$81.9
Specialty Compounds	7.3	6.2	22.3	18.7
Electronics	7.6	6.0	21.6	17.9
Specialty Chemicals	21.1	—	21.1	—
Pigments	14.1	—	14.1	—
Advanced Ceramics	13.3	—	13.3	—
Custom Synthesis	5.2	—	5.2	—
Corporate costs and eliminations	(9.0)	(3.4)	(17.5)	(10.5)

Total Adjusted EBITDA	$95.1	$37.7	$194.3	$108.0

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages.

(dollars in millions)	Change:Three Months ended September 30, 2004 versus 2003					Change:Nine Months ended September 30, 2004 versus 2003
	Total	% Change	FX Effect(1)	Acquisitions Divestitures net	Other	Total	% Change	FX Effect(1)	Acquisitions Divestitures net	Other
Statement of operations data:
Net sales:
Performance Additives	38.5	32.1%	3.4	7.6	27.6	118.5	33.7%	11.1	12.5	94.9
Specialty Compounds	6.7	14.8%	1.4	0.0	5.3	17.0	12.5%	4.8	0.0	12.2
Electronics	8.5	24.5%	1.5	0.8	6.2	19.6	18.6%	5.3	2.3	12.0
Specialty Chemicals	116.6		0.0	116.6	0.0	116.6		0.0	116.6	0.0
Pigments	68.9		0.0	68.9	0.0	68.9		0.0	68.9	0.0
Advanced Ceramics	56.6		0.0	56.6	0.0	56.6		0.0	56.6	0.0
Custom Synthesis	38.0		0.0	38.0	0.0	38.0		0.0	38.0	0.0
Total net sales	333.8	167.1%	6.3	288.3	39.1	435.2	73.4%	21.2	294.9	119.1

Gross profit	75.7	137.9%	0.7	66.2	8.8	110.6	68.7%	3.2	66.7	40.7

Selling, general and administrative expenses	74.5	235.8%	0.9	68.1	5.5	88.2	99.1%	3.3	68.8	16.1
Restructuring charges	(0.2)	-66.7%	0.0	0.0	(0.2)	(1.2)	-92.3%	0.0		(1.2)
Total operating expenses	74.3	232.9%	0.9	68.1	5.3	87.0	96.3%	3.3	68.8	14.9

Operating income (loss) :
Performance Additives	4.9	22.0%	0.4	0.1	4.4	29.2	47.1%	1.1	0.2	27.9
Specialty Compounds	1.2	25.5%	0.1	0.0	1.1	3.9	27.3%	0.4	0.0	3.5
Electronics	1.9	380.0%	(1.1)	(0.4)	3.4	(1.5)	-19.7%	(1.4)	(0.6)	0.5
Specialty Chemicals	0.7		0.0	0.7	0.0	0.7		0.0	0.7	0.0
Pigments	6.3		0.0	6.3	0.0	6.3		0.0	6.3	0.0
Advanced Ceramics	(4.8)		0.0	(4.8)	0.0	(4.8)		0.0	(4.8)	0.0
Custom Synthesis	(2.6)		0.0	(2.6)	0.0	(2.6)		0.0	(2.6)	0.0
Corporate costs and eliminations	(6.3)	143.2%	0.0	(2.9)	(3.4)	(7.6)	57.6%	(0.1)	(2.9)	(4.6)
Total	1.3	5.6%	(0.6)	(3.6)	5.5	23.6	33.4%	0.0	(3.7)	27.3

Other income (expenses):
Interest expense, net	(25.4)	128.9%	(0.6)	(2.1)	(22.7)	(11.3)	18.0%	(1.4)	(2.1)	(7.8)
Foreign exchange(loss) gain, net	(42.0)					(13.1)
Refinancing expenses	35.1					35.1
Other	0.0					(4.0)

(Loss) income before taxes	(31.0)					30.3

Income tax (benefit) provision	(4.0)					20.5

Net (loss) income:
Performance Additives	13.0					28.0
Specialty Compounds	1.0					2.7
Electronics	1.1					0.2
Specialty Chemicals	(1.8)					(1.8)
Pigments	6.0					6.0
Advanced Ceramics	(4.6)					(4.6)
Custom Synthesis	(3.7)					(3.7)
Corporate costs and eliminations	(38.0)					(17.0)
Total	(27.0)					9.8

Adjusted EBITDA:
Performance Additives	6.6	22.8%	0.7	0.5	5.4	32.3	39.4%	2.2	0.8	29.3
Specialty Compounds	1.1	17.7%	0.2	0.0	0.9	3.6	19.3%	0.6	0.0	3.0
Electronics	1.6	26.7%	(0.2)	(0.3)	2.1	3.7	20.7%	(0.3)	(0.4)	4.4
Specialty Chemicals	21.1		0.0	21.1	0.0	21.1		0.0	21.1	0.0
Pigments	14.1		0.0	14.1	0.0	14.1		0.0	14.1	0.0
Advanced Ceramics	13.3		0.0	13.3	0.0	13.3		0.0	13.3	0.0
Custom Synthesis	5.2		0.0	5.2	0.0	5.2		0.0	5.2	0.0
Corporate costs and eliminations	(5.6)	164.7%	0.0	(3.0)	(2.6)	(7.0)	66.7%	(0.1)	(3.0)	(3.9)
Total	57.4	152.3%	0.7	50.9	5.8	86.3	79.9%	2.4	51.1	32.8

(1)  The FX Effect was calculated based on the change in the euro to US dollar exchange rate for the applicable period.

Actual three months ended September 30, 2004 compared with actual three months ended September 30, 2003

Net sales

Net sales were $533.6 million for the third quarter of 2004 as compared to $199.8 million for the third quarter of 2003. The increase is principally due to the Dynamit Nobel Acquisition consummated on July 31, 2004 as included in net sales is  $280.1 million from two months of operations for the segments acquired as part of the Dynamit Nobel Acquisition. Other acquisitions accounted for $8.4 million of net sales for the third quarter of 2004 as compared to the same period in 2003. Currency exchange rate changes positively impacted net sales in the third quarter of 2004 by approximately $6.3 million. The remaining increase was $39.1 million or 19.5%.

Performance Additives. Net sales for our Performance Additives segment increased 32.1% over the prior period primarily due to higher sales of our Timber Treatment Chemicals due to a greater mix of ACQ products versus CCA products as a result of the ACQ conversion. Also, our Iron Oxide Pigments business had stronger volume due to increased demand for construction products.  Also included in net sales were $3.4 million from favorable currency exchange rates changes and $6.8 million from the impact of acquisitions.

Specialty Compounds. Net sales for our Specialty Compounds segment increased 14.8% over the prior period due to increased sales volumes and more favorable pricing of certain products in our wire and cable compounds business, with the remaining increase in net sales of $1.4 million primarily due to currency exchange rate changes.

Electronics. Net sales for our Electronics segment increased 24.5% over the prior year period primarily due to higher sales volumes, offset in part by pricing pressure in certain businesses. Conditions in certain of our Electronic Chemicals businesses were stronger in the current year due to the improved general market environment in the industries served.

Gross profit

Gross profit margin was 24.5% in the third quarter of 2004 as compared to 27.5% in the third quarter of 2003. Gross profit increased by $75.7 million primarily due to the Dynamit Nobel Acquisition completed on July 31, 2004. Gross profit includes two months of operations for the segments acquired as part of the Dynamit Nobel Acquisition.

The decline in gross profit as a percentage of net sales was partially attributable to a  $34.7 million non-recurring charge, or 6.5% of net sales, to cost of goods sold in the third quarter of 2004 primarily related to the portion of the purchase price allocated to inventory to reflect manufacturing profit in inventory at the date of the Dynamit Nobel Acquisition. This charge was the portion of that allocation for the inventory sold in the normal course of business during the two months of operations for the segments acquired.

After excluding the inventory charge discussed above, gross margin as a percentage of net sales was 31.0% and 27.5% in the third quarter of 2004 and 2003, respectively, primarily due to more favorable mix from ACQ product sales in our Timber Treatment Chemicals business partially offset by higher raw material costs in this business, higher PVC raw material costs in our Specialty Compounds segment and pricing pressures particularly within our wafer reclaim business. Gross margin as a percentage of net sales is also generally higher in our new Specialty Chemicals segment, with corresponding higher selling costs, as compared to the historical Rockwood segments.

Operating expenses

Operating expenses, or “SG&A” increased primarily due to two months of operating expenses for the segments acquired as part of the Dynamit Nobel Acquisition. Operating expenses as a percentage of net sales were 19.9% in the third quarter of 2004 as compared to 15.9% in the third quarter of 2003.

The increase in operating expenses as a percentage of net sales is partially attributable to $0.8 million of losses related to disposed businesses in the Custom Synthesis segment and $1.6 million of other non-recurring charges in 2004. Also, operating expenses, specifically selling costs, as a percentage of net sales is generally higher in our new Specialty Chemicals segment as compared to the historical Rockwood segments.

Operating income

Operating income increased $1.3 million or 5.6%. After adjusting for currency exchange rate changes and acquisitions, operating income increased $5.5 million or 23.8% due to the reasons described above. After excluding the 2004 non-recurring charges in gross profit and operating expenses, operating margins were relatively stable, 11.5% in 2004 versus 11.6% in 2003, despite higher depreciation and amortization expenses from fair value step-ups.

Performance Additives.  Operating income increased $4.9 million primarily due to the increase in sales of Timber Treatment Chemicals due to a greater mix of ACQ products, partially offset by higher raw material costs as discussed above.

Specialty Compounds. Operating income increased $1.2 million primarily due to the increase in sales partially offset by higher PVC raw material costs as discussed above.

Electronics. Operating income increased $1.9 million primarily due to the net increase in sales with higher sales volume offset by certain pricing pressures as discussed above.

Corporate.   Operating loss at Corporate increased  $6.3 million primarily due to higher central costs to operate the significantly larger business due to the Dynamit Nobel Acquisition and higher bonus accruals. Also, $1.5 million of nonrecurring charges were incurred at Corporate including costs related to the integration of the Dynamit Nobel Acquisition and costs related to Sarbanes-Oxley implementation.

Other income (expenses)

Interest expense, net.  For the third quarter of 2004 and 2003, interest expense, net, included a loss of $1.8 million and a gain of $3.3 million, respectively, representing the movement in the mark to market valuation of our interest rate and cross currency hedging instruments as well as $2.3 million and $0.8 million, respectively, of amortization expense related to deferred financing costs. This amortization increased in 2004 due to the effect of the Acquisition Financing (see “—Liquidity and Capital

Resources”), which substantially reduced our deferred financing cost balance. Currency exchange rate changes increased interest expense, net, by $0.6 million. The remaining increase of $26.6 million was primarily due to higher debt levels from the Dynamit Nobel Acquisition.

Foreign exchange loss. In the third quarter of 2004, the foreign exchange losses reflected the non-cash currency impact on our euro-denominated debt of the weakening of the pound against the euro and also included a $10.9 million mark-to-market realized loss on certain foreign currency call options (see- “Liquidity and Capital Resources”). In the third quarter of 2003, the foreign exchange losses reflected the non-cash currency impact on our euro-denominated debt of the strengthening of the euro against the U.S. dollar.

Provision for income taxes

The effective income tax rate for the three months ended September 30, 2004 was 21.1%. The current year effective tax rate was negatively impacted by 4.7% due to the expected inability to realize tax benefits on losses incurred in the UK and by 1.1% due to the expected inability to realize tax benefits on losses incurred in certain states. Certain costs incurred in connection with the Dynamit Nobel Acquisition are not deductible for tax purposes causing a negative impact on the effective tax rate of 8.4% in the three months ended September 30, 2004. The effect of foreign tax rate differentials was (0.2)% in the three months ended September 30, 2004.

The effective tax rate for the three months ended September 30, 2003 was 29.0% primarily impacted by the expected inability to realize tax benefits on losses incurred in the U.K.

Net loss

Net loss for the third quarter of 2004 was $50.0 million as compared to $23.0 million for the third quarter of 2003 due to the reasons discussed above.

Adjusted EBITDA

Performance Additives.  Adjusted EBITDA for our Performance Additives segment increased from $28.9 million to $35.5 million or 22.8% primarily due to the increase in net sales of Timber Treatment Chemicals due to a greater mix of ACQ products, partially offset by higher raw material costs for copper and quaternary amines used in the production of ACQ. Adjusted EBITDA as a percentage of net sales was 22.4% in the third quarter of 2004 versus 24.1% in the third quarter of 2003 due primarily to the higher raw material costs.

Specialty Compounds. Adjusted EBITDA for our Specialty Compounds segment increased from $6.2 million to $7.3 million or 17.7% primarily due to the increase in net sales discussed above partially offset by higher PVC raw material costs. Adjusted EBITDA as a percentage of net sales was 14.0% in the third quarter of 2004 versus 13.7% in the third quarter of 2003.

Electronics. Adjusted EBITDA for our Electronics segment increased from $6.0 million to $7.6 million or 26.7% primarily due to the increase in net sales discussed above. Adjusted EBITDA as a percentage of net sales was 17.6% in the third quarter of 2004 versus 17.3% in the third quarter of 2003.

Corporate.   Adjusted EBITDA loss at Corporate increased from $3.4 million to $9.0 million primarily due to higher central costs related to the Dynamit Nobel Acquisition.

Actual nine months ended September 30, 2004 compared with actual nine months ended September 30, 2003

Net sales

Net sales were $1,027.9 million for the first nine months of 2004 as compared to $592.7 million for the first nine months of 2003. The 73.4% increase is partially due to the Dynamit Nobel Acquisition from the inclusion of  $280.1 million of two months of operations for the segments acquired as part of the Dynamit Nobel Acquisition. Other acquisitions accounted for $14.8 million of net sales for the nine months of 2004 as compared to the same period in 2003. Currency exchange rate changes positively impacted net sales in the third quarter of 2004 by approximately $21.2 million. The remaining increase was $119.1 million or 20.1%.

Performance Additives.  Net sales for our Performance Additives segment increased 33.7% over the prior period primarily due to higher sales of our Timber Treatment Chemicals due to a greater mix of ACQ products versus CCA products as a result of the ACQ conversion. Also, our Iron Oxide Pigments business had stronger volume due to increased demand for construction products.  Also included in net sales were $11.1 million from favorable currency exchange rates changes and $12.5 million from the impact of acquisitions.

Specialty Compounds. Net sales for our Specialty Compounds segment increased 12.5% over the prior period due to the increase in sales volumes and more favorable pricing of certain products in our wire and cable compounds business and favorable currency exchange rate changes of $4.8 million.

Electronics. Net sales for our Electronics segment increased 18.5% over the prior year period primarily due to increase in sales volumes, offset in part by pricing pressure in certain businesses.

Gross profit

Gross profit margin was 26.4% in the first nine months of 2004 as compared to 27.2% in the first nine months of 2003. Gross profit increased by $110.6 million, primarily due to the Dynamit Nobel Acquisition.

The decline in gross profit as a percentage of net sales was partially attributable to a $34.7 million charge, or 3.4% of net sales, to cost of goods sold in the third quarter of 2004 primarily related to the portion of the purchase price allocated to inventory to reflect manufacturing profit in inventory at the date of the Dynamit Nobel Acquisition. This charge was the portion of that allocation for the inventory sold in the normal course of business during the two months of operations for the segments acquired.

After excluding the inventory charge discussed above, gross margin as a percentage of net sales was 29.8% in the first nine months of 2004 as compared to 27.2% in the first nine months of 2003 primarily due to more favorable mix from ACQ product sales in our Timber Treatment Chemicals business partially offset by higher raw material costs in this business, higher PVC raw material costs in our Specialty Compounds segment and pricing pressures within our wafer reclaim and photomasks’ businesses.

Operating expenses

Operating expenses, or “SG&A” increased primarily due to the Dynamit Nobel Acquisition. Operating expenses as a percentage of net sales were 17.2% in the first nine months of 2004 as compared to 15.2% in the first nine months of 2003.

The increase in operating expenses as a percentage of net sales is partially attributable to income in 2003 from fire insurance proceeds of $4.5 million. Also, operating expenses in 2004 included $0.8 million of losses related to disposed businesses in the Custom Synthesis segment.

Operating income

Operating income increased $23.6 million or 33.4%. After adjusting for currency exchange rate changes and acquisitions, operating income increased $27.3 million or 38.6% due to the reasons described above. After excluding the 2004 and 2003 non-recurring charges in gross profit and operating expenses, operating margins were 12.6% in 2004 versus 11.2% in 2003, despite increased depreciation and amortization expenses from fair value step-ups.

Performance Additives.  Operating income increased $29.2 million primarily due to the increase in sales of Timber Treatment Chemicals due to a greater mix of ACQ products, partially offset by higher raw material costs as discussed above.

Specialty Compounds. Operating income increased $3.9 million primarily due to the increase in sales partially offset by higher PVC raw material costs as discussed above.

Electronics. Operating income decreased $1.5 million. After excluding the impact of currency changes and acquisitions, operating income increased $0.5 million primarily due to the net increase in sales from higher sales volume offset by certain pricing pressures in 2004 and the $4.5 million of fire insurance proceeds in 2003 as discussed above.

Corporate.   Operating loss at Corporate increased  $7.6 million primarily due to higher bonus accruals and higher central costs to operate the significantly larger business due to the Dynamit Nobel Acquisition. Also, $2.5 million of nonrecurring charges were incurred at Corporate including costs related to the integration of the Dynamit Nobel Acquisition and costs related to Sarbanes-Oxley implementation.

Other income (expenses)

Interest expense, net.  For the first nine months of 2004 and 2003, interest expense, net, included a gain of $6.8 million and a loss of $2.7 million, respectively, representing the movement in the mark to market valuation of our interest rate and cross currency hedging instruments as well as $3.2 million and $3.9 million, respectively, of amortization expense related to deferred financing costs. This amortization decreased in 2004 due to the effect of the 2003 Refinancing, and the Acquisition Financing (see “—Liquidity and Capital

Resources”), which substantially reduced our deferred financing cost balance. Currency exchange rate changes increased interest expense, net by $1.4 million. The remaining increase of $11.8 million was primarily due to higher debt levels from the Dynamit Nobel Acquisition.

Foreign exchange gain (loss).  In the first nine months of 2004, the foreign exchange gains reflected the non-cash currency impact on our euro-denominated debt of the strengthening of the pound against the euro and also included a $10.9 million mark-to-market realized loss on certain foreign currency call options (see- “Liquidity and Capital Resources”). In the first nine months of 2003, the foreign exchange losses reflected the non-cash currency impact on our euro-denominated debt of the strengthening of the euro against the U.S. dollar.

Other, net. Represents stamp duty tax in 2004.

Provision for income taxes

The effective income tax rate for the nine months ended September 30, 2004 was (35.2)%. The current year effective tax rate was negatively impacted by 21.1% due to the expected inability to realize tax benefits on losses incurred in the UK and by 13.5% due to the expected inability to realize tax benefits on losses incurred in certain states. Certain costs incurred in connection with the Dynamit Nobel Acquisition are not deductible for tax purposes causing a negative impact on the effective tax rate of 29.8% in the nine months ended September 30, 2004. The effect of foreign tax rate differentials was 5.8% in the nine months ended September 30, 2004.

The effective tax rate for the nine months ended September 30, 2003 was 29.5% primarily impacted by to the expected inability to realize tax benefits on losses incurred in the U.K.

Net income (loss)

Net loss for the first nine months of 2004 was $24.2 million as compared to a net loss of $34.0 million for the first nine months of 2003 for the reasons discussed above.

Adjusted EBITDA

Performance Additives.  Adjusted EBITDA for our Performance Additives segment increased from $81.9 million to $114.2 million or 39.4% primarily due to the increase in net sales of Timber Treatment Chemicals due to a greater mix of ACQ products, partially offset by higher raw material costs specifically in the third quarter of 2004. Adjusted EBITDA as a percentage of net sales was 24.3% in the first nine months of 2004 and 23.3% in the first nine months of 2003.

Specialty Compounds. Adjusted EBITDA for our Specialty Compounds segment increased from $18.7 million to $22.3 million or 19.3% primarily due to the increase in net sales partially offset by higher PVC raw material costs as discussed above. Adjusted EBITDA as a percentage of net sales was 14.6% in the first nine months of 2004 and 13.8% in the first nine months of 2003.

Electronics. Adjusted EBITDA for our Electronics segment increased from $17.9 million to $21.6 million or 20.7% primarily due to the increase in net sales with higher sales volume offset by certain pricing pressures as discussed above. Adjusted EBITDA as a percentage of net sales was 17.3% in the first nine months of 2004 and 16.9% in the first nine months of 2003.

Corporate.   Adjusted EBITDA loss at Corporate increased from $10.5 million to $17.5 million primarily due to higher central costs related to the Dynamit Nobel Acquisition.

Liquidity and Capital Resources

Cash Flows

Unless otherwise noted, all amounts below which are denominated in currencies other than the U.S. dollar are converted at September 30, 2004 exchange rates.

Net cash provided by operating activities was $86.4 million and $43.1 million in the nine months ended September 30, 2004 and 2003, respectively.  Net cash provided by operating activities in the nine months ended September 30, 2004 includes $38.9 million from the businesses acquired in the Dynamit Nobel Acquisition for the two-month period ended September 30, 2004. The remaining increase in net cash provided by operating activities of $4.4 million for the nine months ended September 30, 2004 as compared to nine months ended September 30, 2003 was primarily due to stronger operating results.

Net cash used for investing activities was $2,096.5 million in the nine months ended September 30, 2004, and $37.4 million in the nine months ended September 30, 2003.  Net cash used for investing activities for the nine months ended September 30, 2004 includes

$2,009.6 million related to the Dynamit Nobel Acquisition and approximately $50 million related to the acquisition of the Pigments and Dispersions business of Johnson Matthey PLC. The remaining change in net cash used for investing activities for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was primarily due to the 2003 acquisition of Southern Color partially offset by higher capital expenditures related to the businesses acquired in the Dynamit Nobel Acquisition for the two-month period ended September 30, 2004.

Net cash provided by financing activities was $2,147.8 million in the nine months ended September 30, 2004 due to net financing proceeds for the acquisitions discussed above of $1,743.8 million, primarily the Dynamit Nobel Acquisition, and equity contributions of $404.0 million for the Dynamit Nobel Acquisition. Net cash used in financing activities was $1.6 million in the nine months ended September 30, 2003 resulting from the July 2003 Refinancing.

In connection with the Dynamit Nobel Acquisition, we entered into new senior secured credit facilities of approximately $1,470.6 million (€389.7 million and $985.0 million) and a new senior subordinated loan facility of approximately $870.5 million (€419.8 million and $350.0 million) and received an equity contribution of $404.0 million from proceeds from equity investments in Holdings by affiliates of KKR and DLJMB (representing an equity contribution in Holdings of $425.0 million less a $20.0 million repayment of a portion of the PIK notes issued in connection with interest payments on the $70.0 million initial aggregate principal amount of the PIK notes issued and a related fee payment of $1.0 million). $50.4 million of the term loan and $250.0 million available under the revolving credit facility were undrawn at the closing of the Dynamit Nobel Acquisition. The proceeds from these financings (the “Acquisition Financing”) were used to finance the purchase price of the businesses acquired in the Dynamit Nobel Acquisition, repay all amounts outstanding under our old senior credit facilities (which totaled approximately $442.2 million), repay assumed debt of approximately $129.0 million, fund approximately $20.0 million of cash settlement of derivative transactions related to the Dynamit Nobel Acquisition and pay related fees and expenses. In addition, we assumed long-term debt of approximately €135.1 million and £ 12.0 million (or $190.1 million).

Subsequent to the closing of the Dynamit Nobel Acquisition, we drew the remaining $50.4 million (€ 41.9 million) of the term loans in connection with the acquisition of the Pigments and Dispersions business of Johnson Matthey Plc. In addition, on October 8, 2004, we amended the new senior secured credit facilities to borrow an additional $160.0 million and €52.7 million (or $225.5 million in the aggregate) of term loans and used the additional borrowings to repay a portion of our senior subordinated loan and to pay related fees.  Finally, on November 10, 2004, we repaid the remaining outstanding borrowings under the senior subordinated loan facility of $260.1 million and €313.2 million (or $665.8 million in the aggregate), plus accrued interest thereon with the proceeds from the issuance of €375.0 million ($465.8 million) principal amount of 7.625% senior subordinated notes due 2014 and $200.0 million principal amount of 7.500% senior subordinated notes due 2014 (together, the “2014 Notes”), and we also used the net proceeds from the offering of the 2014 Notes to pay related fees and expenses of approximately $11.1 million and fund general corporate purposes.  The October 8 and November 10 refinancing of the senior subordinated loan facility are collectively referred to as the “Refinancings.”

In addition, in connection with the issuance of the 2014 Notes, we entered into cross currency interest rate swaps with a five year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed rate debt in respect of the dollar notes sold into euro fixed rate debt. We have designated this contract as a hedge of the foreign currency exposure of our net investment in our euro denominated operations.

As a result of the Acquisition Financing and Refinancings as of the date of this filing, at the September 30, 2004 exchange rate, we have aggregate indebtedness of $2,977.5 million, including $1,746.5 million of borrowings under the term loan portions of the new senior secured credit facilities, $665.8 million (€375.0 million and $200.0 million) of borrowings under the 2014 Notes, $375.0 million of outstanding 2011 Notes and $190.1 million of Dynamit Nobel’s existing long-term debt which was assumed by us in connection with the Dynamit Nobel Acquisition. In connection with the Dynamit Nobel Acquisition, we assumed certain standby letters of credit and comparable obligations. Many of these obligations will have to be renewed upon expiration and will then reduce availability under the revolving credit facility.

The senior secured credit facilities (as amended) consist of tranche A-1 term loans in an aggregate principal amount of €39.1 million (or approximately $48.6 million) and tranche A-2 term loans in an aggregate principal amount of €170.4 million (or approximately $211.6 million), each maturing on July 31, 2011, tranche B term loans in an aggregate principal amount of $1,145.0 million maturing on July 31, 2012 and tranche C term loans in an aggregate principal amount of €274.8 million (or approximately $341.3 million) maturing on July 31, 2012 and also provides a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 31, 2010.  The borrowings under the senior secured credit facilities bear interest at a rate per year equal to the following: (1) in the case of tranche A-1, A-2 and B term loans and the revolving credit facility, at our option, either (i) Adjusted LIBOR plus 2.50% or (ii) in the case of loans denominated in U.S. dollars, ABR plus 1.25%; and (2) in the case of tranche C term loans, Adjusted LIBOR plus 3.00%. In each case, the interest rates per year (other than under the tranche C term loan facility) are subject to step-downs determined by reference to a performance test. Adjusted LIBOR is the London inter-bank offered rate adjusted for statutory reserves. ABR is the alternate base rate, which is the highest of Credit Suisse First Boston’s prime rate and the federal funds effective rate plus 0.5%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the original principal amount. Tranche B and tranche C term loans are payable in January and July of each year at amounts equal to 0.5% of the original principal balance, with the remainder due at the final maturity date.

Our 2011 Notes mature on May 15, 2011 and our 2014 Notes mature on November 15, 2014.  Interest on both the 2011 Notes and 2014 Notes are payable semi-annually on May 15 and November 15.  Interest on the 2011 Notes accrues at the rate of 10 5/8% per year, and interest on the 2014 Notes accrues at the rate of 7.625% in the case of euro notes and 7.500% in the case of dollar notes.  Certain of our domestic subsidiaries guarantee the 2011 Notes and 2014 Notes on a senior subordinated unsecured basis.

Our senior secured credit facilities contain various restrictive covenants, subject to certain exceptions, which limit our, and our subsidiaries’ ability, to, among other things: incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness; to amend documents related to certain indebtedness; and to enter into sale leaseback transactions.

Our 2011 Notes and 2014 Notes also contain similar restrictive covenants which, among other things, limit our ability, and the ability of our restricted subsidiaries, to: incur additional indebtedness; pay dividends or make other distributions or repurchase stock; make investments; create liens; transfer or sell assets; restrict dividends or other payments to us; guarantee indebtedness; engage in transactions with affiliates; and merge or consolidate with other companies or sell substantially all of our assets.

In addition, our senior secured credit facilities contain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. Specifically, the key financial ratios in our new senior credit facilities are net debt to Adjusted EBITDA, which is required to be less than 6.95 to 1 for the twelve-month period ended December 31, 2004, and Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to-market value of our interest rate and cross-currency interest rate derivatives), which is required to be at least 1.60 to 1 for the twelve-month period ended December 31, 2004. Because Adjusted EBITDA on a consolidated basis is used in the calculation of these ratios, Adjusted EBITDA is critical to evaluating our liquidity position.

Adjusted EBITDA, which is referred to under the senior secured credit agreement as “Consolidated EBITDA,” is defined therein as consolidated earnings (which, as defined therein, equals income (loss) before the deduction of income taxes of Rockwood Specialties Group and the Restricted Subsidiaries (as such term is defined therein), excluding extraordinary items) plus:

•                                          interest expense;

•                                          depreciation expense;

•                                          amortization expense, including amortization of deferred financing fees;

•                                          extraordinary losses and non-recurring charges;

•                                          non-cash charges;

•                                          losses on asset sales;

•                                          restructuring charges or reserves (including severance, relocation costs and one-time compensation charges and costs relating to the closure of facilities);

•                                          expenses paid by Holdings or any of its subsidiaries in connection with the Dynamit Nobel Acquisition, the new senior secured credit agreement, the granting of liens under the security documents (as such term is defined in the new senior secured credit agreement), the indenture governing the notes, this offering and any other related transactions;

•                                          any expenses or charges incurred in connection with any issuance of debt or equity securities;

•                                          any fees and expenses related to permitted acquisitions;

•                                          any deduction for minority interest expense; and

•                                          costs arising in connection with certain litigation matters;

 less:

•                                          extraordinary gains and non-recurring gains;

•                                          non-cash gains; and

•                                          gain on asset sales;

in all cases subject to certain exclusions and limitations.

Given our use of Adjusted EBITDA as a liquidity measure, the following table presents a reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA:

(millions)	Nine months ended September 30,
	2004	2003

Net cash provided by operating activities	$86.4	$43.1
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	(0.9)	3.7
Current portion of income tax (benefit) provision	10.9	5.5

Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	77.8	56.3
Restructuring and related charges	0.1	1.3
Systems/organization establishment expenses	2.5	1.1
Acquisition and disposal costs	0.1	1.7
Stamp duty tax	4.0	—
Business interruption costs and insurance recovery	—	(4.5)
Foreign exchange loss realized	11.8	—
Disposition of business unit	0.8	—
Bad debt provision	(1.2)	(0.2)
Other	2.0	—
Total Adjusted EBITDA	$194.3	$108.0

(a)                               Business interruption costs and insurance recovery are not included in the calculation of Adjusted EBITDA under the indentures governing the 2011 and 2014 Notes.

Our borrowings and the borrowings of Rockwood Specialties Limited under the senior secured credit facilities are secured by a pledge by Rockwood Specialties International, Inc. of 100% of our capital stock, a pledge of 100% of the capital stock of certain of our direct and indirect domestic subsidiaries and a pledge of 65% of the capital stock of our first-tier foreign subsidiaries. In addition, the borrowings of Rockwood Specialties Limited are also secured by a pledge of the remaining 35% of the capital stock of our first-tier foreign subsidiaries as well as 100% of the capital stock of certain other foreign subsidiaries. Our borrowings and those of Rockwood Specialties Limited are also secured by substantially all of our assets and substantially all of the assets of our direct and indirect domestic subsidiaries. In addition, the borrowings by Rockwood Specialties Limited are secured by substantially all of the assets of our foreign subsidiaries in certain countries. In addition, our borrowings and the borrowings of Rockwood Specialties Limited are guaranteed by Rockwood Specialties International, Inc. and each of our direct and indirect domestic subsidiaries.

As of September 30, 2004 $1,056.5 million of the debt outstanding is denominated in euros, including the borrowings under the senior subordinated loan facility which have subsequently been repaid. In order to mitigate the effect of any exchange rate changes which may have taken place prior to the closing of the Dynamit Nobel Acquisition, we entered into call options, permitting us to purchase up to €750.0 million at a price of $1.225 = €1.00. We recorded a mark-to-market loss of $2.9 million during the second quarter of 2004 on the call options. The options expired unexercised and we recorded an additional loss of $8.1 million in the third quarter of 2004. We also entered into a forward contract in July 2004 to purchase €1,057 million of euros at a fixed U.S. dollar rate of $1.208 = €1.00 related to the Financing, which was utilized to pay for a portion of the purchase price at the closing of the Dynamit Nobel Acquisition. We recorded a charge of approximately $4.2 million in the third quarter of 2004.  See Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

During 2001, we entered into derivative contracts to manage our exposure to changes in interest rates related to our then outstanding floating rate long-term debt. These contracts were terminated in August 2004 when we entered into derivative contracts (interest rate swaps) to manage our exposure to changes in interest rates related to the senior credit facility in our Acquisition Financing.  As of September 30, 2004, these contracts cover notional amounts of $652.6 million (at a rate of 6.14%) and €486.0 million (at rates ranging from 4.62% to 7.03%).  These contracts effectively convert a large portion of the Company’s floating rate debt instruments to fixed rate obligations for the contract periods.  The US dollar swap matures in July 2007 and the Euro swap in July 2008.

Approximately $21.5 million and $9.0 million of the transaction fees, including reimburseable expenses, were paid to KKR or its affiliates and to DLJMB, respectively. In addition, approximately $25.5 million of financing fees were paid to CSFB or its affiliates.

During October 2004, certain members of our management purchased 2,350 shares of Holding’s common stock for proceeds of $1.2 million which was contributed to us. In connection with the purchase of such shares, pursuant to the Amended and Restated 2003 Stock Purchase and Option Plan, as amended, such members of our management were granted stock options to purchase 11,470 shares of common stock.  During the third quarter of 2004, Holdings sold 3,000 shares of common stock to a member of management at fair market value as determined by the Board of Directors, for gross proceeds of $1.5 million.

We believe that the Dynamit Nobel Acquisition will ultimately enhance our access to capital markets, and thereby enhance our liquidity and capital resources, due to the significantly increased size of the combined entity and increased end market and geographic diversification. However, in the short term, our new capital structure described above may result in less favorable financial ratios, measures commonly used in debt covenants such as those governing our existing long-term debt.

Capital Expenditures

For the nine months ended September 30, 2004 and 2003, our capital expenditures amounted to $12.0 million and $26.8 million, respectively, excluding capital expenditures of the businesses of the Dynamit Nobel Acquisition. Capital expenditures for the period from the date of acquisition to September 30, 2004 related to the businesses of the Dynamit Nobel Acquisition amounted to $10.4 million. We intend to apply our capital discipline and stringent controls such that we expect the anticipated future capital expenditures as compared to historical levels for the businesses of the Dynamit Nobel Acquisition will be reduced.  Our annual capital expenditures will increase in amount, but we do not believe they will change significantly from current levels in proportion to the size of the combined entity or as a percentage of net sales. Our capital expenditures have averaged $34.9 million per year (excluding the effect of the Dynamit Nobel Acquisition) for the three years ended December 31, 2003, which consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Iron Oxide Pigments and Timber Treatment Chemicals business lines. From 2001 through 2003, we made significant investments in new facilities to expand capacity across our business lines including expenditures made in connection with the expansion of our ACQ production capabilities in our Timber Treatment Chemicals business line and expansion and refurbishment of two wafer reclaim facilities.

Our ability to pay principal and interest on our debt, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We believe that based on current and anticipated levels of operations and conditions in our industry and markets, cash flows from operations and borrowings available under our revolving credit facility will be adequate for the foreseeable future to make required payments of principal and interest on our debt, and fund our working capital and capital expenditure requirements. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to service our debt, or to fund our other liquidity needs. Furthermore, any future acquisitions, business combinations or similar transactions will likely require additional capital, and there can be no assurance that this capital will be available to us.

Commitments and Contingencies

We are involved in various legal proceedings, including product liability, intellectual property and environmental matters, of a nature considered normal to our business. It is our policy to accrue for amounts related to these matters in accordance with SFAS No. 5,

“Accounting for Contingencies,” if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is our policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred.

Under the terms of the Sale and Purchase Agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies ag and MG NAH, (“mg technologies”), are required to indemnify us for certain legal, tax and environmental liabilities and obligations that related to the period prior to the closing of the Dynamit Nobel Acquisition.

In addition, pursuant to the Sale and Purchase agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies are required to indemnify us and our subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of currently unknown claims) related to the contamination of our or our subsidiaries’ properties, if notified within ten years. If mg technologies’ responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the four-year period from year six to ten. mg technologies are also obligated to indemnify us for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of the Dynamit Nobel Acquisition, if notified within ten years. In addition, mg technologies are obligated to indemnify us for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of currently unknown claims) related to certain environmental damage claims, if notified within ten years. All of these indemnity obligations are subject to different minimum per-claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 (or $120,000 and $900,000 at an exchange rate of $1.20 to €1.00) depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, mg technologies are obligated to indemnify us for certain environmental risks arising from certain “shared site” structures for a duration of ten years. This indemnity obligation is not subject to the percentages, de minimis and thresholds described above, and it is not subject to most of the general limitations. In the event we seek indemnity under any of these obligations, there can be no assurance that mg technologies will adhere to their obligations, and we may have to resort to legal action to enforce our rights under the indemnities.

Information Concerning Forward Looking Statements

We have included in this document forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that state our intentions, beliefs, expectations or predictions for the future. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors, including, but not limited to, the statements under “Risk Factors” detailed in our annual report on Form 10-K for the year ended December 31, 2003 and other reports filed with the Securities and Exchange Commission, such as:

•                                          changes in our business strategies;

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

•                                          risks associated with negotiating, consummating and integrating acquisitions, especially related to the integration of the Dynamit Nobel Acquisition;

•           risks associated with competition and the introduction of new competing products, especially in the Asia-Pacific region; and

•           risks associated with international sales and operations.

Although we believe that the expectations reflected in forward-looking statements are reasonable, we can give no assurance that those expectations will prove to have been correct. All forward-looking statements contained in this document are qualified by reference to this cautionary statement. Except as required by law, we undertake no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes.

Interest Rate Risk

As of the filing date using September 30, 2004 exchange rates.

We had $1,178.7 million of variable rate debt outstanding as of September 30, 2004 under our new senior secured credit facilities at the then exchange rate. Any borrowings under our revolving credit facility will also be at a variable rate. We are not required under the terms of any of our long-term debt facilities to hedge, or otherwise protect against interest rate fluctuation in our variable rate debt. However, in August 2004, we entered into two derivative contracts to hedge interest rate risk which currently cover notional amounts of $652.6 million and €486.0 million. These derivative contracts effectively convert these debt instruments to fixed rate obligations, currently at weighted average interest rates of 6.14% and 6.36%, respectively. The maturity date of the U.S. dollar hedge is July 2007, and the maturity date of the euro hedge is July 2008.   A 0.125% increase or decrease in the assumed weighted average interest rate would change annual interest expense by $1.4 million.

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We operate a geographically diverse business, with approximately 53% of our 2003 pro forma net sales generated from customers in Europe, 34% in North America and 13% from the rest of the world.  We now serve our diverse and extensive customer base with 93 manufacturing facilities in 24 countries. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, euros and pounds sterling. Our results of operations and financial condition are therefore impacted by the fluctuation of the euro and the pound sterling against our reporting currency, the U.S. dollar. Due to the consummation of the Dynamit Nobel Acquisition, a significantly larger share of sales and production costs is now denominated in euros. This increases the impact of the fluctuation of the euro against the U.S. dollar.

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

Our financial results are subject to the effect of currency fluctuations on the remeasurement of our euro-denominated debt. Our senior credit facilities currently include €431.6 million (or $536.0 million) of euro denominated debt, and we assumed approximately €135.1 million (or $167.7 million) of euro denominated debt in connection with the Dynamit Nobel Acquisition, in each case, based on the exchange rate on September 30, 2004. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a separate component of “Other income (expenses).”  We had previously entered into cross-currency interest rate swaps, with a June 30, 2004 notional amount of $75.0 million, that effectively converted US dollar LIBOR-based debt into euro LIBOR-based debt.  We settled $53.4 million of these swaps simultaneously with the closing of the Acquisition Financing.

Also, in connection with the offering of the 2014 Notes, we entered into cross currency interest rate swaps with a five year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed rate debt in respect of the dollar notes sold into euro fixed rate debt. We designated this contract as a hedge of the foreign currency exposure of our net investment in its euro denominated operations.

Commodity Price Risk

We are subject to commodity price risk for certain of our raw materials. We have not materially hedged this commodity price exposure to date.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-14 of the

Securities Exchange Act of 1934 as of September 30, 2004.  The disclosure controls and procedures of the recent acquisitions of Dynamit Nobel and the Johnson Matthey Pigments and Dispersions Business differ in certain respects from those of the Company and are being aligned as part of the post-acquisition integration process. Based upon our evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures are effective to accomplish their objectives.

In addition, other than as described above, there was no change in our internal control over financial reporting or in other factors that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into the Dynamit Nobel and Johnson Matthey Pigments and Dispersions Business entities acquired.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various legal proceedings, including product liability, intellectual property and environmental matters, of a nature considered normal to our business. However, we do not believe that there is any individual litigation that is likely to have a material adverse effect on our business or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ SEIFI GHASEMI
Seifi Ghasemi Chairman of the Board and Chief Executive Officer Date: November 15, 2004

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta Senior Vice President and Chief Financial Officer Date: November 15, 2004