Form 10-K
period 2004-12-31
ROCKWOOD SPECIALTIES GROUP INC
filed 2005-04-29
CIK 1261302

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-109686

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

        Not applicable.

        As of March 31, 2005, there were outstanding 382,000 shares of common stock, par value $0.01 per share of the Registrant.

TABLE OF CONTENTS

FORM 10-K

PART I

Information Concerning Forward-Looking Statements

        We have included in this report forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that state our intentions, beliefs, expectations or predictions for the future. We have used the words "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "predict," "could," "may" and other words and terms of similar meaning, including references to assumptions, in this Annual Report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. In particular, these statements include, among other things, statements relating to:

  •
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
  our high level of indebtedness;

  •
  governmental and environmental regulations and changes in those regulations;

  •
  hazards associated with chemicals manufacturing;

  •
  risks associated with negotiating, consummating and integrating acquisitions, especially relating to the Dynamit Nobel Acquisition;

  •
  risks associated with competition and the introduction of new competing products, especially in the Asia-Pacific region; and

  •
  risks associated with international sales and operations.

        You should keep in mind that any forward-looking statements made by us in this Annual Report or elsewhere speak only as of the date on which we make them. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Annual Report after the date of this Annual Report.

Item 1. Business.

Available Information

        Rockwood Specialties Group, Inc. files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any documents we file at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers file electronically with the SEC. The SEC's website is www.sec.gov.

        The Company's website is www.rocksp.com. We have made available, free of charge through our website, our Annual Report on Form 10-K, and will make available our quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

        Unless we indicate otherwise or the context otherwise requires, any references to "we," "our," "us," or the "Company" refer to Rockwood Specialties Group, Inc. and its consolidated subsidiaries and any references to "Rockwood" refer to Rockwood Specialties Group, Inc.

General

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

        We are a global developer, manufacturer and marketer of technologically advanced, high value-added specialty chemicals and advanced materials. Our products, consisting primarily of inorganic chemicals and solutions and engineered materials, are often customized to meet the complex needs of our customers and to enhance the value and performance of their end products. We generally compete in niche markets in a wide range of end-use markets, including construction, life sciences (including pharmaceutical and medical markets), electronics and telecommunications, metal treatment and general industrial and consumer products markets. No single end-use market accounted for more than 19% of our 2004 pro forma net sales.

        We operate globally, manufacturing our products in over 99 manufacturing facilities in 25 countries and selling our products and providing our services to more than 60,000 customers, including some of the world's preeminent companies. We believe our products are generally critical to our customers' products' performance, but account for a small percentage of the total cost of their products. No single customer accounted for more than 2% of our 2004 pro forma net sales. For a geographic description of the origin of our net sales and location of our long-lived assets, please see Item 8—Financial Statements and Supplementary Data—Note 3—Segment Information.

        On July 31, 2004, we acquired the specialty chemicals and advanced materials businesses of Dynamit Nobel ("Dynamit Nobel Acquisition"). See Item 8—Financial Statements and Supplementary Data—Note 2—Acquisitions of Notes to Consolidated Financial Statements. Through this acquisition, we have created a further diversified portfolio of distinct specialty chemicals and advanced materials businesses, combining two companies with similar service-driven cultures focused on high margins; expertise in inorganic chemistry; stable profitability; growth platforms; and proven management teams. In addition, we believe the Dynamit Nobel Acquisition bolsters our leading competitive positions by enhancing our ability to develop innovative products and solutions for our customers, expanding our technological knowledge and further reducing our exposure to any particular raw material or end-use market.

        Following the Dynamit Nobel Acquisition, we operate our business through the following seven business segments: (1) Performance Additives; (2) Specialty Compounds; (3) Electronics; (4) Specialty Chemicals; (5) Titanium Dioxide Pigments; (6) Advanced Ceramics; and (7) Groupe Novasep. The following table sets forth for each of our seven segments pro forma net sales of such segment, and the percentage of our pro forma net sales for the year ended December 31, 2004, as well as our principal products and our principal end-use markets. For financial information about each segment, see Item 8—Financial Statements and Supplementary Data—Note 3—Segment Information.

	2004 Pro Forma Net Sales
Segment	$ in Millions	% of Total	Principal Products		Principal End-Use Markets
Performance Additives	$674.8	23%	• • • • •	Iron oxide pigments Wood protection products Inorganic chemicals Synthetic and organic thickeners Branded specialty pool and spa performance chemicals	• • • •	Residential and commercial construction, coatings and plastics Coatings Personal care, paper manufacturing, foundries Pool products distributors, golf courses, agriculture
Specialty Compounds	$200.4	7%	•	High specification compounds such as PVC and TPE	•	Voice and data transmission cables, food and beverage packaging, medical devices, footwear and automotive
Electronics	$168.1	6%	• • •	High purity chemicals and printed circuit board chemicals Photo-imaging masks Recycling and repair service	•	Semi-conductors and printed circuit board manufacturing
Specialty Chemicals	$759.6	26%	• • •	Lithium compounds and chemicals Metal surface treatment chemicals including corrosion protection/prevention oils Synthetic metal sulfides	• • • • • • •
Automotive—
Pre-coating metal treatment and car body pre-treatment
Steel and metal working
Life sciences (pharmaceutical synthesis and polymers)
Polymerization initiators for elastomers
Aerospace
Greases and glass manufacturing
						Mobile batteries

Titanium Dioxide Pigments	$422.0	14%	• • • •	Titanium dioxide pigments Barium compounds Zinc compounds Flocculants	• • • • • •	Synthetic fibers for clothing Plastics Paper Paints and coatings Pharmaceutical contrast media Water treatment
Advanced Ceramics	$349.5	12%	• • • •	Ceramic-on-ceramic ball head and liner components used in hip joint prostheses systems Ceramic tapes Cutting tools Other ceramic components	• • •	Medical (Hip replacement surgery) Mechanical systems Electronics
Groupe Novasep	$338.6	12%	• •	Pharmaceuticals compounds (advanced intermediates and active ingredients) Equipment engineering and manufacturing	• • •	Pharmaceuticals Agro chemicals Flavors and fragrances

	$2,913.0	100%

        Diverse Customer and End-Use Market Base.    We operate a diverse portfolio of distinct specialty chemicals and advanced materials businesses that cover a wide variety of industries and geographic areas. Of our 2004 pro forma net sales, 50% were shipments to Europe, 34% to North America (predominately the United States) and 16% to the rest of the world. No customer accounted for more than 2% of such net sales, and our top ten customers represented only approximately 11% of such net sales. Our largest end-use market represented approximately 19% of such net sales. The following chart provides a breakdown of our 2004 pro forma net sales by end-use markets:

        Within these end-use markets, there is further diversification by sector, product and region. For example, within the construction end-use market, our Performance Additives segment companies provide materials for new construction as well as companies that focus on remodeling and renovation. In addition, we serve construction materials clients in both the residential and commercial sectors located in North America, Europe and Asia. Within the life sciences end-use market, we serve a number of sectors, including: the medical devices sector through our Specialty Compounds and Advanced Ceramics segments; the pharmaceutical intermediates sector through our Custom Synthesis (now known as Groupe Novasep) segment; and the pharmaceutical ingredients sector through our Specialty Chemicals segment.

Operating Segments

        The following describes each of our operating segments, as well as the principal products or principal divisions within each segment.

  Performance Additives (23% of 2004 pro forma net sales)

        Our Performance Additives segment consists of business lines which develop and manufacture a range of specialty chemicals that are used in industrial and consumer products and processes to enhance performance or create unique characteristics. This segment manufactures and markets products that are based on a focused research and development effort and a strong technology base. Our Performance Additives segment generated net sales of $630.9 million, $477.3 million, and $443.8 million, on an actual basis, for the years ended December 31, 2004, 2003 and 2002, respectively. Our Performance Additives segment accounted for $674.8 million or 23% of our 2004 pro forma net sales. See Item 8—Financial Statements and Supplementary Data—Note 3—Segment Information for additional financial information regarding our Performance Additives segment.

  Color Pigments and Services

        Our Color Pigments and Services business line is a global producer of synthetic iron oxide and other inorganic pigments in a wide range of yellow, red, orange, blue, black or blended shades, and serves the construction, paints and coatings, plastics, and specialty application markets with powder, granular and liquid grades. Color Pigments and Services focuses on developing and manufacturing high value-added inorganic pigments. The business also offers a number of unique pigment dispensing systems. Color Pigments and Services generates sales from construction pigments, which include colorings for concrete products such as paving stones, bricks, concrete blocks, roofing tiles, ready mix, stucco and mortar; from paints and coatings as well as colorants for plastics, paper and rubber; and

from specialty applications including security inks, toners for printers and copiers, catalysts and cosmetics.

        Our Color Pigments and Services business line has been driven by product innovation, our brand names and our customer and technical service, including customer-specific color blending. We expect this segment to benefit from the growing trend towards the use of color in concrete paving stones and other home remodeling fuelled in part by increased exposure at "do-it-yourself" home centers.

        An important component of Color Pigments and Services' product innovation has been our patented granulated pigment, Granufin, which, when used in conjunction with our Granumat dispensing system, offers significant advantages to customers over traditional pigment systems in the coloring of manufactured concrete products, such as ease of handling and consistency in coloring. We believe that Granumat is the leading granulated pigment dispensing system worldwide and is a result of Color Pigments and Services' research and development focus on process and delivery systems for its products. In addition, in May 2000 we commercialized our Chameleon dispensing system, which electronically controls the delivery of pigments into ready-mix concrete when used with our liquid pigment product line.

        In March 2003, we acquired the assets of Southern Color Company, Inc. and its affiliates, which expanded our Color Pigments and Services product portfolio into the brick and decorative market segments and provided us with access to the packaged mortar tolling business. In addition, in March 2003, Color Pigments and Services purchased a majority interest in a manufacturer of iron oxide pigments in China. The joint venture manufactures and dry blends pigments and provides us with a continuing source of pigments, as well as an important platform to expand Color Pigments and Services' commercial activities inside the Asia Pacific region. Color Pigments and Services holds a 51% interest in the joint venture.

        In June 2003, Color Pigments and Services entered into an agreement pursuant to which an affiliate of W.R. Grace & Co., which sells admixtures and fibers, distributes our liquid pigments and Chameleon dispensing systems to ready-mix and precast producers in the concrete industry. We believe our combined efforts will provide ready mix and precast customers with added value in the form of colored ready mix concrete.

        In September 2004, we acquired the assets of the pigments and dispersions business of Johnson Matthey Plc., which included facilities located in Kidsgrove and Sudbury, U.K., and Braeside, Australia for approximately $50.0 million. The pigments and dispersions business produces transparent iron oxide pigments and dispersions, color concentrates and complex inorganic color pigments used in the surface and wood coatings, plastics, building materials and print ink markets. In addition, we acquired the assets of Hamburger Color Company Inc., a producer of liquid pigments, which included a facility in King of Prussia, Pennsylvania.

  Principal Products

        Construction Color Pigments and Services.    We develop and manufacture principally iron oxide pigments for manufacturers of construction products for use in the coloring of concrete products, including paving stones, bricks, concrete blocks, roofing tiles, stucco and mortar. Color Pigments and Services' major U.S. brand is Davis Colors and its key products include Granufin/Granumat, Hydrotint, Mix-Ready and Chameleon. Granufin is a unique, dry, micro-granulated pigment that combines the flow characteristics of a liquid with the storage and handling advantages of a powder. The Granumat dispensing system offers a variety of configurations and features designed to accommodate the varying requirements and budgets of concrete product manufacturers. Granufin pigments and the Granumat system improve product handling and color consistency for our customers. The granulation technology used in Granufin is patented until 2007 in the United States. Our Chameleon system, which works in combination with our liquid pigments, automatically weighs, blends and conveys colors into a ready-mix truck using a standard personal computer and custom-developed Windows-based software.

        Paints, Coatings and Colorants.    We also develop and manufacture colored pigments for the paints, coatings, plastics, paper and rubber end-use markets including the brands Ferroxide, Trans-oxide and Colourplex. We produce a wide variety of pigments for these markets that include synthetic iron oxides, corrosion inhibitor pigments, complex inorganic color pigments and process natural pigments such as burnt umbers and siennas. The largest application for these products is colorant used in architectural, industrial and special purpose paints and coatings. Color, ease of dispersion and chemical stability are the primary characteristics of our products, which can be used in a wide variety of both solvent and water-borne systems. We believe that a number of Color Pigments and Services' products are considered industry standards in the markets in which we compete, such as our Mapico yellow pigment for architectural and industrial applications and our heat stable tans, which can tolerate applications requiring high temperature processing, such as plastic compounding and roofing granules.

        Specialties.    Our iron oxide pigments are also used in a wide variety of specialty applications such as toner for large printers and copiers, security inks used to print bank notes, catalysts for styrene production and cosmetics. Each of these markets requires specialized pigments with unique properties which are often as important as the coloring characteristics. For example, printer toners require specific magnetic properties whereas pigments used in cosmetics require color and purity.

  Competition

        We believe the global iron oxide pigments market consists of three major producers and a number of other smaller producers in the United States, Europe, Japan and China. We believe Lanxess Corporation and Elementis plc are the only other two major producers in addition to Color Pigments and Services. Competition in this market is based on customer service, product attributes such as product form and quality, and, to some degree, price. Product quality is critical in the higher end of the market on which Color Pigments and Services focuses as inconsistent product quality can have an adverse impact on the color consistency of the end-product.

  Customers

        Color Pigments and Services' key customers include Engelhard Corporation, Oldcastle (CRH plc), Pavestone Company, The Sherwin-Williams Company, Degussa, Unilock Ltd. and Xerox Corporation, each of which has been our customer for at least ten years. Color Pigments and Services' customer base is highly fragmented.

  Timber Treatment Chemicals

        Our Timber Treatment Chemicals business line is a manufacturer of wood protection products primarily in North America. Wood protection products enhance the performance of wood by increasing its longevity through protection from decay and fungal or insect attack. Our specialty timber chemicals also add water repellency and fire retardancy to wood products. Timber Treatment Chemicals' products include wood protection products based on our alkaline copper quaternary, or ACQ technology, which was awarded the EPA Presidential Green Chemistry Challenge Award in 2002, and chromated copper arsenate, or CCA. Other products recently introduced include Clearwood, our wood protection product for wood windows and doors, as well as a range of specialty additives with fire retardant, water repellent or moldicide properties. Applications include wood protection products used for decking, fencing, playground equipment, garden furniture, house construction materials, utility poles, and other wood constructions.

        Timber Treatment Chemicals also manufactures inorganic chemicals such as nitrates and chlorides for various industrial applications, including chemicals that are added to concrete as curing accelerants and corrosion inhibitors, chemicals that are used for odor control in water treatment, galvanizing fluxes, micronutrients, pesticides, and catalysts used in the manufacture of textile resins.

        Many of our Timber Treatment products are registered pesticides and subject to extensive regulation. In February 2002, the EPA announced a voluntary decision by CCA manufacturers, including our subsidiary, to amend their registrations for CCA to limit use of CCA-treated lumber in most residential settings. In the culmination of that process, in March 2003, the EPA amended the registrations for CCA prohibiting CCA treatment of wood, effective December 31, 2003, for use in most residential settings, including play structures, decks, picnic tables, landscaping timbers, residential fencing, patios and walkways and boardwalks. Similar initiatives were enacted in Canada by the Pest Management Regulatory Agency which imposed similar limitations on the use of CCA-treated wood. The EPA is currently conducting a risk assessment of CCA-treated wood. The results are expected in June 2006. In addition, in June 2001, special interest groups petitioned the Consumer Products Safety Commission, to ban and recall all CCA-treated wood in playground equipment and refund consumers the cost of the CCA-treated wood playground equipment that they purchased. In November 2003, the Consumer Products Safety Commission denied the petition.

        In Japan, the use of arsenic-based chemicals, such as those used in the manufacture of CCA wood protection products, is restricted through legislation limiting the levels of arsenic allowed in rainwater runoff from outdoor wood product storage areas. Due in part to the effect of this legislation, we have been able to attain a significant portion of the Japanese timber treatment chemicals market through our ACQ product line. Various types of restrictive legislation which would further affect the ability to use arsenic-based chemicals are currently being proposed in various jurisdictions in the United States, Canada and Australia. In European Union markets, restrictions were enacted in mid-2004.

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

        ACQ demand has increased following an industry-wide voluntary transition to non-arsenic chrome-based wood protection products discussed above. As a result, we invested approximately $8.5 million to build a new plant in Harrisburg, North Carolina to produce ACQ. This new plant was completed and commenced full production in October 2002.

        In addition, Timber Treatment Chemicals provides a broad range of technical expertise and services to its customers. In particular, Timber Treatment Chemicals works closely with its customers to assist them in reducing the total cost of their manufacturing process, by supplying timber treatment chemicals as well as treatment equipment, along with technical support.

  Principal Products

        We develop and manufacture a broad range of wood protection products, fire retardant and specialty chemicals for use in residential and industrial wood applications. In addition, we provide treatment equipment which facilitates the handling and treatment of wood and chemicals and we provide comprehensive technical support services to timber treaters. Timber Treatment Chemicals' key brands include Preserve, Preserve Plus, Ultrawood, SupaTimber, D-Blaze and Clearwood.

        We also develop and manufacture inorganic metallic chemicals for certain specialty markets. These include zinc chloride-based products, other chlorides, and a range of nitrates and other chemicals. Some of these products are manufactured using by-products from other large chemical companies.

  Competition

        We believe that Timber Treatment Chemicals was one of the leading manufacturers of wood protection products in North America in 2004, along with Arch Chemicals, Inc. and Osmose, Inc. BASF Corporation, Kurt Obermeier GmbH & Co. KG and Weyl GmbH are other competitors, particularly in Europe. Competition for wood protection products is mainly based on price, customer support services, innovative technology and product range. In the inorganic chemicals market, we operate in niche areas, and therefore have few overall competitors. Competition in the inorganic chemicals market is mainly based on quality, customer support services and price.

  Customers

        Timber Treatment Chemicals sells its products primarily to wood processors who pressure-treat wood. Major customers include Aljoma Lumber, Inc., BB&S Treated Lumber of New England, Coos Bay Lumber Company, Culpeper Wood Preservers, Inc., Eastex Forest Products, Koshii Preserving Co. Ltd., Jeld-Wen, Inc., and Sunbelt Forest Products Corporation. Customers of our inorganic chemicals product line include Degussa AG, Rohm and Haas Company, Nalco Company and W.R. Grace & Co. Each of these companies has been our customer for at least ten years.

  Clay-based Additives

        Our Clay-based Additives business line is a developer and manufacturer of specialty clay-based rheological additives. These additives are used in a wide variety of products and applications to modify viscosity, thickness and flow characteristics, keep solids in suspension, maintain levels of coloration with a lower amount of pigment, and collect suspended solids into larger particles. End-products in which these additives are used include industrial and architectural coatings, oilfield drilling fluids and carbonless copy paper. The principal end-uses for Clay-based Additives' products are paints, inks and paper-making, household care products, oilfield fluids and other end-uses.

        During the last several years, we have strategically refocused Clay-based Additives' operations by discontinuing or divesting commodity-based, undifferentiated product lines, while providing significant new capital and research and development for the creation of new high-growth and high-margin products for selected industries. As a result, this business line has developed a number of new value-added products and applications. One of Clay-based Additives' recently developed applications is the use of our Laponite synthetic clay as a retention aid in the paper-making process. In addition, we are currently developing new products, including anti-static coatings for paper and variants of Laponite to replace current types of thickeners in personal care products. Other products recently introduced by Clay-based Additives include Garamite, a cost-effective and easy-to-use thickener which provides low volatile organic compounds capability compared to traditional additives used in the manufacture of fiberglass composites; and Cloisite, used in the manufacture of nanocomposite plastics, which are specially engineered composite materials exhibiting superior mechanical, barrier and fire resistant properties compared to traditional plastics and which result in lighter plastic end products. In 2001, our

Clay-based Additives business working with General Motors introduced the first commercial exterior automotive application of a new lightweight nanocomposite material based on Cloisite nanoclay on the step assist of the GMC Safari and Chevrolet AstroVan. In addition, in January 2004, General Motors adopted this lightweight nanocomposite technology for the body side molding of the 2004 Chevrolet Impala, GM's highest volume car. Although sales of these nanocomposite materials were modest in 2004, we continue to explore additional applications for this product with GM and other strategic partners.

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

        Paper-Making.    We serve the paper industry with a product line that includes bentonite retention aids, which are used in the paper-making process to reduce fiber losses and aid in water drainage from the sheet, and an additive which provides fade-resistant color for carbonless copy paper. We also produce a form of Laponite which is used in the production of clear, flexible and moisture-resistant films and coatings with conductive, anti-static and anti-sticking properties, that are used in the manufacture of specialty photographic and anti-static papers, ink jet papers and anti-static packaging.

        Consumer and Household Care Products.    We develop and manufacture a wide range of natural clay-based rheology modifiers, including Gelwhite and Bentolite, for the consumer and household care markets. In addition, Laponite also has functional properties that improve the performance of a wide range of consumer products, such as personal care products, creams, lotions, cosmetics and hard surface household cleaning products for the kitchen and bathroom.

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

  Competition

        Clay-based Additives operates in specialty markets, and competes based on its research and development capabilities, its ability to produce innovative high-value product solutions and technical support. Our direct competitors in these markets include Elementis plc, Süd-Chemie Ag, and R.T. Vanderbilt Company, Inc. We also compete with manufacturers who produce non-clay-based alternatives to our end-users.

  Customers

        We supply major coatings manufacturers such as International Paint Limited, BASF Corporation, E.I. duPont de Nemours and Company, Hempel A/S, PPG Industries Inc., and The Sherwin-Williams Company; paper chemical and paper-making companies such as Mitsubishi Hi Tec Paper; ink-makers such as Sun Chemical Corporation; and oil drilling and services companies such as M-I SWACO L.L.C. Each of these companies has been our customer for at least ten years.

  Water Treatment Chemicals

        Our Water Treatment Chemicals business line is a producer of pool and spa specialty chemicals in the United States. This business line also develops and manufactures surface water chemicals. Our pool and spa specialty chemicals, which are primarily non-chlorine based, are all sold under premium brand names as well as private label brands mainly through distributors to pool and spa professionals and retailers that then sell to consumers. The surface water chemicals portion of this business serves the professional aquatic applicator, turf and ornamental, aquaculture, vegetation management and agricultural irrigation industries. In addition to developing and manufacturing surface water chemicals, we offer professional treatment services for lakes, ponds and reservoirs.

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

  Principal Products

        Our pool and spa chemicals are primarily non-chlorine based specialty chemicals such as algaecides, clarifiers, fragrances and foam reducers. Our major pool and spa product lines include GLB Pool & Spa, which offers a comprehensive selection of pool and spa specialty chemicals and sanitizers under the GLB and Rendézvous brand names; Leisure Time, which offers a complete spa water care treatment line; and Robarb, which includes Super Blue, a leading water clarifier with over 20 years of history as a brand. In addition, our Applied Biochemists brand offers a full line of pool chemicals including specialty algaecides for service professionals.

        Our surface water chemicals include copper-based algaecides and herbicides to control aquatic plant growth, dyes to control aquatic weed and algae growth, and a range of enzyme and microorganism blends for use in septic and waste water systems. Our surface water treatment product lines include Clearigate which is a patented, environmentally advanced herbicide developed to control nuisance aquatic vegetation especially for the agricultural irrigation market. Our Applied Biochemists brand of surface water treatment chemicals includes specialty algaecides and aquatic herbicides. Cutrine Plus is a liquid algaecide which can be used in a wide range of applications, and Aquashade is a line of aquatic dyes which help to control aquatic plant growth in lakes and ponds.

  Competition

        We believe that Water Treatment Chemicals is a leading pool and spa specialty chemicals producer in the United States. Other competitors include Arch Chemicals, Inc. and Biolab, Inc. In the surface water chemicals segment, competitors include Baker Hughes Incorporated and SePro Corporation. Some of our competitors are also customers in other product areas. Competition in these markets is mainly based on brand identity, technical competence, price and customer relationships. In addition, a number of the products in the water treatment chemicals market are subject to governmental environmental regulation and registration requirements, which can affect the ability of other manufacturers to offer competing products.

  Customers

        The majority of Water Treatment Chemicals' sales are through distributors that then sell to mainly local or regional dealers. We also sell directly to some of the larger pool and spa dealers. Pool and spa specialty chemicals customers include Keller Supply Company, Leslie's Poolmart, Inc. and SCP Pool Corporation. Surface water customers include Cygnet Enterprises, Inc. and Helena Chemical Company. Each of these companies has been our customer for at least five years.

  Specialty Compounds (7% of 2004 pro forma net sales)

        Our Specialty Compounds segment develops and manufactures thermoplastic materials possessing specialized characteristics, such as fire and smoke retardance, reduced weight or barrier properties, which are tailored to the specific needs of each intended end-product. These products are grouped into six key end-product areas: wire and cable, consumer performance products, medical devices, automotive components, regulated packaging and footwear. Specialty Compounds segment had net sales of $200.4 million, $176.4 million and $168.8 million, on an actual basis, for the years ended December 31, 2004, 2003 and 2002, respectively. Our Specialty Compounds segment accounted for $200.4 million or 7% of our 2004 pro forma net sales. See Item 8—Financial Statements and Supplementary Data—Note 3—Segment Information for additional financial information regarding our Specialty Compounds segment.

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

        We intend to invest in next generation plastic compounding technologies. For example, in 2003, Specialty Compounds entered into a joint development agreement with E.I. duPont de Nemours and Company to create, manufacture and commercialize new Smokeguard® compounds based on Teflon® technologies to further raise the safety and performance standards for a variety of wire and cable compounds. Specialty Compounds is also working closely with our Clay-Additives business to create a patented composite material that exhibits superior flame retardancy for wire and cable jacketing and sheathing.

  Principal Products

        Wire and Cable Compounds.    We develop and manufacture low-smoke vinyl alloys, such as SmokeGuard, which are used in high-end data and video communication, fiber optic and fire alarm wire and cable; halogen-free plastics, such as Sentra, which are used in industrial, aerospace, shipboard or oil rig cables as well as in communication cables; and a variety of TPE compounds, such as Garaflex, which are used in flexible cords, tray cables, booster cables, welding cables and automotive wiring. We believe that there is significant growth potential for the wire and cable product line in Europe as a result of the evolution of a common market standard with higher specifications for wire and cable compounds. Unlike in North America, European wire and cable standards dictating certain safety specifications such as fire and smoke resistance have not yet been enacted. However, we anticipate that European legislation mandating specific guidelines for wire and cable will be implemented within the next several years, providing significant new market opportunities for the SmokeGuard and Sentra product lines.

        Consumer Performance Products.    We develop and manufacture custom-made plastic compounds for use in products such as moldings, sealing gaskets, tool handles, writing instruments and ladder feet as well as other TPE-based products. Our product line includes Garaflex, Garaflex V, Garaflex E, GE Series and GM Series. We have also developed a soft-touch compound, Evoprene, that is currently undergoing approval processes for a number of applications, including synthetic wine corks and seals for consumer storage devices.

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

  Customers

        Specialty Compounds sells products to a wide range of customers. Its major customers include Alcoa Inc., Belden/CDT Inc., Berk-Tek Consolidated, Coleman Worldwide Corporation, CommScope/ Systimax, Inc., Corning Incorporated and Judd Wire Inc. Each of these companies has been our customer for at least ten years.

  Electronics (6% of 2004 pro forma net sales)

        We supply our customers in the semiconductor and printed circuit board industries with chemicals used in the manufacture of semiconductors, printed circuit boards, and photomasks from our Electronic Chemicals business line, photo-imaging masks from our Photomasks business line, and silicon wafer refurbishment services from our Wafer Reclaim business line. Our Electronics segment generated net sales of $168.1 million, $143.6 million and $147.3 million, on an actual basis, for the years ended December 31, 2004, 2003 and 2002, respectively. Our Electronics segment accounted for $168.1 million or 6% of our 2004 pro forma net sales. See Item 8—Financial Statements and Supplementary Data—Note 3—Segment Information for additional financial information regarding our Electronics segment.

  Electronic Chemicals

        Our Electronic Chemicals business line is a producer of process chemicals, known as high purity chemicals, used in the manufacture of semiconductors, with market positions in Europe and Singapore, as well as chemicals used by printed circuit board manufacturers and photomask manufacturers, with market positions in the United States and Taiwan. In addition, we are in the process of expanding our manufacturing capabilities for printed circuit board chemicals in China to enable us to supply this expanding market. We expect this facility to be operational in the second quarter of 2005. We also offer related outsourcing services to manage the process chemical needs of semiconductor manufacturers. Electronic Chemicals' key products include acids, bases, solvents and mixtures used principally for cleaning and etching silicon wafers and printed circuit boards.

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

  Competition

        Key competitors in printed circuit board chemicals are Atotech Deutschland GmbH, Cookson Group plc, MacDermid Incorporated, Rohm and Haas Electronic Materials (Shipley). Key competitors in high purity chemicals include Honeywell International, Inc., Air Products & Chemicals, Inc., Kanto Corporation, Mitsubishi Chemical Corporation and Mitsubishi Gas Chemical Company, Inc. The key competitor in photomask chemicals is Air Products & Chemicals, Inc. Competition in this market is based mainly on customer service, product quality and technological advancements.

  Customers

        We supply our electronic chemicals and related services to semiconductor and printed circuit board manufacturers, including Compeq Manufacturing Co. and Motorola, Inc. Both of these companies have been our customers for at least ten years.

  Photomasks

        We manufacture photomasks both in Europe and North America under the Compugraphics brand name. Photomasks are a key enabling technology to the semiconductor and integrated circuit industries, and perform a function similar to that of a negative in conventional photography.

        We believe that Photomasks has achieved its success through its technical abilities and product quality, as well as through customer service and its low cost base, both of which have been especially significant in the recent semiconductor industry downturn. We have achieved high standards of specification, quality, delivery and manufacturing efficiency through our use of statistical process control and other advanced manufacturing techniques. Our equipment is designed to serve the mainstream semiconductor industry.

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

  Competition

        Photomasks competes primarily with DuPont Photomasks, Inc., which announced it is being acquired by Toppan Printing Company, and Photronics Inc. Competition occurs primarily on the basis of technical specification, product quality, delivery performance, price and customer service and support.

  Customers

        Photomasks' customer base includes many major semiconductor manufacturers such as Philips Semiconductors and Freescale, Inc., both of which have been our customers for at least ten years.

  Wafer Reclaim

        Our Wafer Reclaim business line is a provider of semiconductor wafer refurbishment services with market positions in the United States and Europe. Silicon wafers that have been used to monitor or test semiconductor manufacturing processes are generally reclaimed and reused as test pieces. We estimate that three out of every ten wafers used in an established semiconductor manufacturing facility are test wafers.

        We work with semiconductor manufacturers to refurbish used test wafers and return them to the manufacturer for reuse in test and process monitor applications. We also believe that we benefit from the fact that many of these semiconductor manufacturers are also customers of Electronic Chemicals and Photomasks and can gain an advantage from these established relationships.

        In January 2003, we announced a $7.0 million expansion and refurbishment project for our Greasque Wafer Reclaim facility located in the South of France. The project focused on increasing capacity and enhancing capabilities, particularly in the area of 8" (200mm) reclaimed silicon wafers. The project was completed in September 2003. In December 2003, we acquired a majority interest in a wafer reclaim business in Germany that is capable of reclaiming next-generation 12" (300mm) wafers and in December 2004 acquired the remaining interests from the minority shareholders.

  Principal Products

        Wafer Reclaim does not manufacture products, but rather is a service business that refurbishes used wafers for global semiconductor manufacturers and returns them for reuse in the testing process. We clean and inspect the wafers, restore surfaces, and remove film from the wafer surface in order to improve the performance of the wafer. We have the ability to reclaim 4" (100mm), 5" (125mm), 6" (150mm), 8" (200mm) and 12" (300mm) wafers.

  Competition

        Wafer Reclaim's primary competitors include Hamada Heavy Industries Limited, Kobe Precision Inc., Mimasu Semiconductor Industry Co. Ltd. and Rasa Industries Limited and Pure Wafer. We also compete to a degree with manufacturers of virgin test wafers. The primary bases of competition for this business line are quality of service and price.

  Customers

        Wafer Reclaim's customers include most of the major semiconductor producers including Atmel Corporation, Cypress Semiconductor Corporation, Freescale Semiconductor, Inc., International Rectifier Corporation, National Semiconductor Corporation, Philips Semiconductors, and Tower Semiconductor Ltd. Each of these companies has been our customer for at least ten years.

  Specialty Chemicals (26% of 2004 pro forma net sales)

        Our Specialty Chemicals segment, which we acquired in the Dynamit Nobel Acquisition, and operate under the Chemetall brand name, develops and manufactures metal surface treatment products and services, lithium chemicals and fine chemicals for a wide range of industries and end markets. This segment is comprised of two business lines: (1) Surface Treatment, which supplies surface treatment products and solutions for metal processing industries; and (2) Fine Chemicals, which supplies lithium products across the entire value chain from raw materials to specialty lithium compounds and advanced metal-based specialty chemicals to niche markets. Our Specialty Chemicals segment on a pro forma basis generated net sales of $759.6 million or 26% of our 2004 pro forma net sales for the year ended December 31, 2004. Prior to the Dynamit Nobel Acquisition, the Specialty Chemicals segment generated net sales of $659.7 million for the year ended December 31, 2003 and $568.2 million for the year ended September 30, 2002. Actual net sales were $321.1 million for the five months ended December 31, 2004. We expect this segment to benefit from the increased demand for lithium-based batteries for mobile electronic applications. In addition, we expect to benefit from the trend to replace chrome-containing products with chrome-free technologies in metal surface treatment, such as silane-based systems or our patented self-assembling molecule technology. See Item 8—Financial Statements and Supplementary Data—Note 3—Segment Information for additional financial information regarding our Specialty Chemicals segment.

  Surface Treatment

        We believe that our Surface Treatment business line is a leading global supplier of surface treatment products and solutions. Surface Treatment's products are used for a variety of applications and serve the automotive, aerospace and general industrial markets, including steel and metalworking industries. This business line supplies more than 5,000 different products, many of which are based on proprietary formulations and extensive application know-how, to over 30,000 customers and operates in 29 different locations for production and research and development in over 20 countries. Surface Treatment operates along the following four business divisions based on its core end-markets: (1) Advanced Technologies; (2) Performance Products; (3) Automotive Technologies; and (4) System Technologies.

        In Surface Treatment, we develop and supply products and solutions for the chemical pretreatment of metals and other substrates, some of which are customized for individual customers and applications. Our products and solutions are critical to many areas of the metal processing industry because they protect metals from corrosion, facilitate forming and machining, allow parts to be processed in a clean and grease-free environment and ensure good coating adhesion. Other products are used in the cleaning and maintenance of aircraft. As an integrated part of the business, we also offer a full range of customer services, including process control and analysis of chemical baths at clients' facilities.

        Surface Treatment competes in markets characterized by significant barriers to entry, proprietary manufacturing technologies and know-how, demanding product-handling requirements, rigorous product quality and performance standards and specifications and longstanding service-intensive customer relationships. In order to remain competitive, we are currently focused on developing new products, improving process technologies and expanding our customer base and broadening our technology capabilities in existing and new markets through internal research and development. For example, we have recently introduced new generations of organic coatings for coil manufacturers and iron-phosphating products for the smaller customer market in the United States. We currently have a number of significant joint ventures across Asia, which we believe provide us with the opportunities to further penetrate these high growth regions.

  Principal Business Divisions

        Advanced Technologies.    Advanced Technologies comprises three separate units:

          Automotive suppliers.    We offer cleaning and pretreatment products and services to automotive parts manufacturers for use in the making of automotive parts, such as axles, seats and other metal components. We believe that products for the treatment of steel and aluminum wheels, including a new generation of products based on self-assembling molecules, represent an attractive growth area in this market.

          Cold forming.    We provide products and services used to facilitate the cold forming of tubes, wire drawing and cold extrusion of metal.

          General industry.    We offer a range of products and services to a broad range of industrial end-markets that have metal surface treatment applications, including cleaning, activation, conversion coating and final rinsing. Markets include household appliances manufacturing, can producers, heating, ventilation and aluminum finishing markets.

        Performance Products.    Performance Products serves the largest number of customers among Surface Treatments' business units. In Performance Products, we develop a wide range of products such as cleaners, iron phosphates, coolants, paint strippers and flocculants for diverse end-markets, which include various types of small to medium-sized users of cleaners and other surface treatment products. Our Gardo products (such as Gardoclean and Gardobond) provide complete process solutions for all steps of the chemical treatment of metal surfaces, often tailored for individual customers and their applications. We have recently introduced a new generation of iron-phosphating products in the U.S. market, which we expect will provide growth in the next few years.

        Automotive Technologies.    We provide surface treatment products and solutions for automotive OEMs, including an entire range of products and services for use in the "paint shop" step of car body manufacture. The products and services we provide typically represent a low percentage of total car body production costs, but have high value in terms of corrosion protection and surface quality. Major applications include car body pretreatment (zinc-phosphating) and paint coagulation. Our services typically include intensive process control and chemical management function in the customers' production processes.

        System Technologies—System Technologies comprises three separate units:

          Aerospace Technologies.    We provide products and services for aerospace OEMs, airlines and maintenance companies. Aerospace Technologies focuses on four major application areas: cleaning; corrosion protection; maintenance chemicals; and sealants. Cleaning products are used for the interior and exterior cleaning of airplanes. Ardrox products provide a complete range of globally recognized products specifically developed for use in aircraft maintenance programs, ranging from daily cleaning to complete aircraft overhaul. Corrosion protection products include waxes used to protect airframes. Maintenance chemicals for aircraft engines and turbines include high performance cleaners and products for non-destructive testing of engines. Aircraft sealants provide high technology sealing solutions for airplanes and are expected to contribute significantly to growth in the next few years.

          Coil.    We provide products and services used in forming, cleaning and pretreating metal sheets used in the production of steel and aluminum coil.

          Glass Technologies.    This business division operates in a very specialized niche market and produces specialty products, which are similar to metal surface treatment products but are used on the glass substrates, for glass manufacturers including specialty cleaners, polishing products, cutting oils and cooling lubricants.

  Competition

        We believe that the top five competitors in the global metal surface treatment market held an estimated market share of more than 50% in 2004. We believe that Henkel Surface Technologies is the global market leader, followed by Surface Treatment. The remaining main competitors include Japan-based Nihon Parkerizing, PPG and Nippon Paint Co., Ltd. Competition in this market is based primarily on customer service, product quality and technological capabilities.

  Customers

        Surface Treatment serves a large customer base. Surface Treatment's largest customers include Daimler Chrysler AG, RNUR (Renault), Arcelor and Volkswagen AG. The composition of the customer base varies widely by business division. Advanced Technologies business division serves approximately 7,500 customers globally in a broad range of industries. Performance Products business division serves approximately 39,500 small and mid-size customers. Automotive Technologies business division serves approximately 20 customers, primarily global OEMs, and Aerospace Technologies business division serves approximately 3,500 customers worldwide.

  Fine Chemicals

        Our Fine Chemicals business line consists of our lithium, special metals, metal sulfides and rubber chemicals product lines. We believe that our Fine Chemicals business line is the leading global producer of basic and specialty lithium compounds and chemicals and advanced metal-based specialty chemicals.

        Fine Chemicals develops and manufactures a broad range of basic lithium compounds, including lithium carbonate, lithium hydroxide, lithium nitrate, lithium chloride, and value added lithium reagents, including butyllithium and lithium aluminum hydride. Lithium is a key component in products and processes used in a variety of applications and industries, which range from lithium batteries, high performance greases, thermoplastic elastomers for car tires, rubber soles and plastic bottles to intermediates in the pharmaceutical industry. In our Fine Chemicals business, we operate our lithium business along the following four business divisions reflecting its core end-markets: (1) Life Sciences; (2) Base Chemicals; (3) Elastomers; and (4) Electronics.

        Lithium brine, which is the primary raw material source for all lithium chemicals, is found in only a small number of locations, including, most importantly, the Atacama Desert in Chile. We have a long-term contract with the Chilean government to produce lithium carbonate from brine in the Atacama Desert, which we believe provides us a secure long-term source.

        Lithium carbonate can be resold or used as a primary raw material for more specialized forms of lithium-based materials. We have developed an integrated, low cost manufacturing capability based on a range of proprietary technologies and advanced equipment, including brine processing technology and aqueous chemistry for a broad variety of lithium salts. In addition to developing and supplying lithium compounds, we provide technical service, including training of customers' employees, for handling reactive and air-sensitive lithium products. We also offer our customers recycling services for lithium containing by-products resulting from synthesis with organolithium products, lithium metal and other reagents. Product quality is critical in the life sciences, elastomers and electronics industries. We believe that these services and our ability to handle highly reactive compounds in large quantities serve to build customer loyalty. In Lithium, we plan to continue to focus on the development of new products and applications. Over the last 20 years, the use of lithium products has grown substantially in a variety of applications, such as life sciences and electronics, largely as a result of innovation and product development. Currently, we are in the process of developing lithium compounds for several near- to medium-term, new and potentially high growth products for applications such as fuel cells, batteries for electric vehicles or lithium-aluminum alloys.

        Fine Chemicals also develops and manufactures advanced metal-based specialty chemicals along two business divisions based on its principal product groups: (1) Metal Sulfides, which develops and manufactures natural and synthetic metal sulfides used in brake pads and clutch facings and cutting and grinding wheels and (2) Special Metals, which develops and manufactures cesium products for the chemical and pharmaceutical industries and zirconium, barium and titanium products for various applications including the airbag industry. Fine Chemicals is the only commercial producer of certain metal compounds, which are used for X-ray image intensifiers and displays for digital X-ray technology. Fine Chemicals also sells accelerators for the rubber industry.

        In our metal-based specialty chemicals business, we are well positioned in the field of metal sulfides and special metals, offering a broad range of products and fully integrated production processes, as a result of which we are a single source supplier for many of our customers. Fine Chemicals benefits from a long-standing expertise in handling, processing and developing new specialty metal products. Fluctuations in purity grades of the products can lead to significant losses in customers' production processes. Fine Chemicals has a reputation among its customers for consistently producing highly customized, quality products. We have had strong sales growth over the past three fiscal years in our metal-based specialty chemicals business, driven by the shift towards synthetic sulfides in brake pads. Currently, we are a major supplier of synthetic metal sulfides for use in brake pads. In addition, we hold several key patents, which, we believe, gives us a competitive advantage in the fast growing synthetic metal sulfides market. In order to further strengthen our competitive position in metal-based specialty chemicals market, we are focused on the production of new variations of synthetic metal sulfides, and new cesium products for organic synthesis. We also continually monitor our customers' industries for potential new applications for our products and often achieve a sole supplier position by being the first to offer our products to potential new customers. In addition, we plan to expand our business by penetrating growth areas such as the United States and Asia.

        We believe that demand for metal sulfides and, in particular, synthetic metal sulfides will increase significantly in the future as a result of the continuing substitution of asbestos-based friction linings, transition from naturally occurring sulfides to synthetic sulfides worldwide and the transition from drum to disk brakes in Asia and the Americas. We also believe that the market for cesium compounds will grow as a result of new applications being developed in the chemicals industry, the pharmaceutical industry, the defense industry and for use as catalysts. As a result of our competitive strengths as a supplier of cesium products for established markets, we believe we are well-positioned to take advantage of this market trend.

  Principal Business Divisions

  Lithium

        Life Sciences.    We develop and manufacture lithium compounds and other products for life science applications, such as special reagents for the synthesis of drug intermediates as well as for the flavor and fragrances industry. The two principal lithium compounds are butyllithium and lithium aluminum hydride, in which we believe we have strong market positions. Various other compounds include lithium metal, grignard reagents and alkoxides. Development of life science applications usually requires regulatory approvals, such as FDA approvals. Our research and development team often works closely together with research and development departments of pharmaceutical companies, especially in the European market in order to develop products and solutions tailored for the customers' needs.

        Base Chemicals.    We develop and manufacture basic lithium compounds which serve a wide range of industries and applications. Our products include (1) lithium carbonate, which is used as a fluxing agent for enamels, glass and ceramic production to lower process temperature in aluminum electrolysis, and as a cement additive for construction applications; (2) lithium hydroxide, which is principally used in high performance greases for automotive and industrial applications; (3) lithium nitrate, which is principally used in rubber industry and (4) lithium chloride, which is principally used in gas and air treatment.

        Elastomers.    We develop and manufacture high-technology lithium compounds for use in rubber and elastomer applications. Our main product, butyllithium, is used as a polymerization initiator for synthetic rubber and thermoplastic elastomers. Generally, these products require a high degree of handling, transport and application know-how and customer service due to their high reactivity. We benefit from being a major supplier with butyllithium manufacturing facilities in all three geographic regions with plants in the United States, Germany and Taiwan.

        Electronics.    We develop and manufacture lithium products for electronic applications, mainly for the primary (disposable) and secondary (rechargeable) battery industries. Our major product is lithium metal, which is used as anode material for primary batteries. Lithium ion-based batteries are used extensively in consumer electronics, such as mobile phones, camcorders and laptops. We are currently developing a new generation of conductive lithium salts used for the battery market, which, we believe, has the potential to drive significant growth in the future.

  Metal-based Specialty Chemicals

        Metal Sulfides.    This business division has two major product lines: friction stabilizers and abrasive additives. Friction stabilizers enhance the power and performance of brake pads and clutch facings and primarily serve the automotive supplier industry while abrasive additives are additive compounds. When bound with synthetic resin, additive compounds act as active fillers in cutting wheels, enhancing cutting effectiveness and tool life of cutting and grinding wheels and primarily serve the mechanical engineering industry. The demand for metal sulfides is driven primarily by the demand in the automotive supplier industry.

        Special Metals.    In this business division, we develop and manufacture a unique range of products based on special metal compounds derived from cesium, rubidium, titanium, zirconium and barium. These products are used in highly specialized, technology-driven end-applications such as X-ray diagnostic systems, airbags, television cathode ray tube and vacuum lamps and serve various end-markets, such as chemical, pharmaceutical, metallurgical, automotive, electronics and pyrotechnical industries.

        Rubber Chemicals.    In this business division, we develop and manufacture products for the rubber and latex industry such as high-speed vulcanization accelerators that are used in latex and solid rubber production and processing. In addition, this business division produces antioxidants that are used in the production and processing of natural and synthetic rubbers, thermoplastic materials and adhesives, and plasticizers that are used for rubber production.

  Competition

        Lithium.    We believe the global lithium market consists of three major producers and a number of other small producers. We believe that we are the global market leader in the lithium market. While we offer a diverse range of products from raw materials to specialty lithium compounds, FMC Corporation offers mainly specialty lithium compounds and Sociedad Quimica y Minera de Chile S.A. (SQM) offers a more limited product line focused on basic lithium compounds. Competition in this market is based on product quality, reliability of products and customer service.

        Metal-based Specialty Chemicals.    We believe that in the metal-based specialty chemicals business, Fine Chemicals has a leading market position in its niche markets. It has a leading position in friction materials and is the only supplier offering a full product range of friction stabilizers and abrasive additives based on metal sulfides. Most competitors only offer single product lines in this market. Key competitors include: Dow Corning Corporation, Frimeco Productions GmbH, and American

Minerals, Inc., in Metal Sulfides division and Cabot Corporation and SAES Getters, S.p.A. in Special Metals division. Competition in the metal-based specialty chemicals markets in which Fine Chemicals competes is based on product quality and product diversity.

  Customers

        Fine Chemicals serves approximately 1,000 customers worldwide in its lithium business and 700 customers worldwide in its metal-based specialty chemicals products business. Fine Chemicals' customers of lithium products include Bayer CropScience, Kraton Polymers U.S. LLC, Energizer and DSM N.V. Fine Chemicals' largest customers of metal-based specialty chemicals products include Bayer, Federal Mogul Corporation, Thorn Microwave Devices Ltd, and BASF.

  Titanium Dioxide Pigments (14% of 2004 pro forma net sales)

        Our Titanium Dioxide Pigments segment, which we acquired in the Dynamit Nobel Acquisition and operates under the Sachtleben brand name, is a leading producer of high quality chemical products with a unique range of small inorganic particles that add significant value to customers' products and enhance the economics of customers' production processes. Titanium Dioxide Pigments comprises three business lines: (1) Titanium Dioxide; (2) Functional Additives; and (3) Water Chemistry. Our Titanium Dioxide Pigments segment generated net sales of $422.0 million or 14% of our pro forma net sales for the year ended December 31, 2004. Prior to the Dynamit Nobel Acquisition, the Titanium Dioxide Pigments segment generated net sales of $381.8 million for the year ended December 31, 2003 and $321.3 million for the year ended September 30, 2002. Actual net sales were $175.7 million for the five months ended December 31, 2004. See Item 8—Financial Statements and Supplementary Data—Note 3—Segment Information for additional financial information regarding our Titanium Dioxide Pigments segment.

  Titanium Dioxide

        Our Titanium Dioxide business line is a leading producer of specialty grade titanium dioxide (TiO2), serving a wide variety of customers in the synthetic fibers, plastics, paints, coatings, life sciences, cosmetics, pharmaceuticals and paper industries. TiO2 is a fine white powder that derives its value from its unparalleled whitening strength and opacifying ability, which is commonly referred to as hiding power. Our Titanium Dioxide business line's principal products include TiO2 in anatase form, TiO2 in rutile form and titanium specialties. This business line also provides recycling services for sulfuric waste acid.

        There are two ways of producing TiO2: the sulfate process and the chloride process. The chloride process permits production of only rutile TiO2 and is primarily suited for large volume production of standard TiO2 grades. The sulfate process is capable of producing both the rutile and anatase grade of TiO2. Approximately 58% of the globally installed TiO2 capacity uses the chloride process with the remaining using the sulfate process. Unlike rutile grades, anatase grades can only be made through the sulfate process. We employ sulfate process for TiO2 production and thus, the output from approximately 58% of the globally installed TiO2 production capacity does not compete with our anatase products.

        We believe that we have a competitive advantage in fiber anatase production and special high margin anatase applications based on our strong technological capabilities, long-term customer relationships and extensive test runs with regular monitoring of product and process parameters. While representing a negligible part of the fiber material cost, TiO2 application know-how is critical for the production of a value-added product without production interruptions. Due to the process critical nature of the TiO2 in man-made fiber production, customers demand a longstanding anatase application track record. For over thirty years, we have worked closely with fiber producers on the optimization of their product and processes and as a result we have built up a significant wealth of customer-problem solution know-how. We intend to grow our Titanium Dioxide business line by focusing the rutile business on selected markets and applications, increasing production capacity by means of enhancing our manufacturing processes and further developing our titanium specialties business. We expect this segment to benefit from sales of newly introduced nano-particle titanium dioxide pigments that are used to provide ultraviolet light protection for plastics and coatings.

  Principal Products

        TiO2 in Anatase Form.    We develop and manufacture anatase TiO2 pigments. These pigments can only be produced by the sulfate process and are sold primarily to the global synthetic fiber industry, as well as paper, food and pharmaceutical industries. Our anatase pigments, sold under the brand name Hombitan®, are the leading global selling TiO2 product for applications in the synthetic fiber industry. For synthetic fiber manufacturers, any production downtime is very costly, and the usage of not perfectly formed or homogenous anatase TiO2 crystals can result in excessive equipment wear and breakdowns. Therefore, while anatase TiO2 pigments represent a small portion of overall material costs to synthetic fiber manufacturers, they represent a critical component to the manufacturing process due to quality and value added to the end product. We believe our Titanium Dioxide business line produces a high quality anatase TiO2 and supplies most major producers of synthetic fibers.

        TiO2 in Rutile Form.    We develop and manufacture rutile TiO2 pigments, which are mainly used in special applications such as selected coatings, paints, plastics and laminated paper production processes. In this product area, we are geographically focused on the European market. Rutile-based TiO2 pigments generally possess performance characteristics different from anatase-based pigments. Rutile-based pigments significantly improve the weatherability and durability of polymer products by providing protection against yellowing and preventing embrittlement of the material. Our rutile grades are state of the art products and are used in applications with high technical requirements. However, given the relatively higher selling price of the anatase-based TiO2 pigments, we produce rutile-based TiO2 mainly in order to fully utilize the production capacity of our plant.

        Titanium Specialties.    Our titanium specialties products primarily include "nano-particles", which are exceptionally fine-particled, transparent and easy-to-use pigment formulations that are used across a large and diverse range of applications in small volumes. For example, the specialty grade TiO2 products are used as UV-absorbers in sun protection cosmetics. In addition, the new nano-particles form the basis for innovative wood-protection products and innovative color variations, by the paints and coatings industry. Other uses include catalysts, gas cleansing, photocatalysts and intermediates for special ceramics.

        Recycling Services.    We operate a recycling waste acid recovery plant in Europe in our production facility in Duisburg, Germany. The sulfuric waste acid, which results from the production of TiO2, is recycled and used in the production process. This service is also offered to other TiO2 manufacturers in Europe, and we have a long-term contract with one of our competitors to provide this service.

  Competition

        Titanium Dioxide's key competitors include: (1) Fuji Titanium Industry Co., Ltd. and Kronos Worldwide, Inc. for anatase-based TiO2; (2) DuPont Titanium Technologies, Millennium Chemicals, Inc., Kerr-McGee Corporation, Huntsman LLC, and Kemira oyj for rutile-based TiO2; (3) Kemira, Tayca Corporation, Ishihara Corporation and Degussa for TiO2 specialties; and (4) captive capacity of manufacturers for recycling services. Competition in the markets in which Titanium Dioxide competes is generally based on technological capabilities, product quality, price in rutile form and customer service.

  Customers

        Titanium Dioxide's customers include Kronos-Titan, Smurfit, Nan Ya Plastics Corporation, BASF Group and Invista Inc.

  Functional Additives

        Our Functional Additives business line is a leading global manufacturer of barium-based and zinc-based inorganic fine white pigments and additives. The main function of these products is to improve brilliance of colors and shine of coatings, improve the mechanical strength of plastic parts and prevent degradation due to exposure to light. Our Functional Additives business line serves diverse end-markets, including the plastics industry, the coatings industry and the pharmaceutical industry.

  Principal Products

        Barium-based Additives.    We produce highly dispersed powders of barium sulfate and are the largest global producer of precipitated synthetic barium sulfates (Blanc Fixe). We provide a unique range of barium-based additives customized for applications in coatings, plastic, colorants, lubricants, PVC stabilizers and thermoplastics, fibers and paper to improve optical, chemical and mechanical properties. We also produce an X-ray-grade barium sulfate used as contrast agent in medical applications, such as X-rays for the stomach and intestine area. The barium-based products also include nano-particle barium sulfates, which are mainly used in coatings and plastics. Barium hydroxide grades are used as intermediates, including for the production of PVC stabilizers and as an additive in phenolic resin synthesis, including for the production of phenolic-resin-based plastics used for sanitary products and electrical insulations.

        Zinc-based Additives.    We believe we are also a leading producer of pure zinc sulfide pigments, mainly used in glass fiber reinforced plastic parts and coatings and a leading supplier of Lithopone, a white zinc sulfide pigment, which is used in plastics and coatings. Lithopone is manufactured by our Huali Sachtleben joint venture in Guangzhou, China.

  Competition

        Key competitors for barium-based additives include Solvay S.A., Gruppo Chimico Dalton S.p.A., Sakai Chemical Industry Co., Ltd. and Chinese barium-producers. Key competitors for zinc-based additives include Chinese lithopone producers. Competition in the functional additives market is primarily based on application know-how, brand recognition, product quality and, to a certain extent, price.

  Customers

        Functional Additives' customers include duPont de Nemours, Ampacet Corporation, BASF Group, Akzo Nobel Coatings and A. Schulman Plastics.

  Water Chemistry

        We believe that our Water Chemistry business line is a leading manufacturer of polyaluminium chloride, or PAC, and polyaluminium nitrate-based flocculants. Flocculants are added to water to improve its purity before, during and after its use in industrial, commercial and municipal applications. PAC flocculants are widely used in public, industrial and swimming pool water treatment and as a process agent in the paper industry.

        We believe we have achieved a strong market position in Europe due to our comprehensive customer service arrangements, well-established brand names, competitive cost structure and innovative products. Customers in this market increasingly prefer full service offers, which include supply of water treatment chemicals together with services. Given this market trend, we believe that our ability to provide full services will help us maintain our market position. We also believe that demand for PAC flocculants will increase as a result of increased demand from the paper industry and moderate growth in public water treatment.

  Competition

        We believe that our Water Chemistry business line competes in a €190.0 million niche market for inorganic flocculants in Europe. The relevant market is characterized by production overcapacity and is geographically constrained to an approximately 300 mile radius around the production plant because the delivered product contains 80 to 90% water. Key competitors of this business line include Kemira, Rhodia ECO Services, TotalFina Elf and Israel Chemical Ltd./Giulini. Competition in the water chemistry market is primarily based on customer service, brand recognition and location.

  Customers

        Water Chemistry's customers include Sappi Limited, Akzo Nobel, Brenntag AG, LEIPA Georg Leinfelder GmbH, and Stora Enso oyj.

  Advanced Ceramics (12% of 2004 pro forma net sales)

        Our Advanced Ceramics segment was acquired in the Dynamit Nobel Acquisition and operates under the CeramTec brand name. We believe it is a leading global producer of high-performance advanced ceramics materials and products. Advanced Ceramics serves four principal end-markets: (1) medical; (2) electronics; (3) industrial; and (4) automotive, with strong market positions in various niche markets such as medical products, cutting tools and mechanical applications. Advanced Ceramics segment generated net sales on a pro forma basis of $349.5 million or 12% of our 2004 pro forma net sales for the year ended December 31, 2004. Prior to the Dynamit Nobel Acquisition, the Advanced Ceramics segment generated net sales of $286.0 million for the year ended December 31, 2003 and $224.8 million for the year ended September 30, 2002. Actual net sales were $146.3 million for the five months ended December 31, 2004. See Item 8—Financial Statements and Supplementary Data—Note 3—Segment Information for additional financial information regarding our Advanced Ceramics segment.

        The global ceramics market comprises products and components based on inorganic, non-metallic, microcrystalline materials that are manufactured at high temperatures. The global ceramics market can be divided into traditional ceramics, such as bricks, tiles and white ware, and high-performance ceramics, which are ceramic materials and products optimized for special purposes. High performance ceramics have superior physical, electrical, chemical or biological properties as compared to traditional ceramics and competing materials, like metals or plastics. Accordingly, they have increasingly replaced plastics and metals as key engineering materials. We compete in the high-performance ceramics segment of the market, offering a wide range of high-performance ceramics products from sealing discs for sanitary fittings to ceramic components for hip joint prostheses to injection components for diesel engines based on piezo technology. These products serve the market's needs for materials that are light, strong, corrosion-resistant and capable of performing in high-temperature environments.

        High-performance ceramics materials include ceramic powders, ceramic additives, structural ceramics and functional ceramics. Ceramic powders and ceramic additives are inputs to the manufacturing processes of structural and functional ceramics. Structural ceramics, also called engineering ceramics, take advantage of the mechanical properties such as hardness and wear-resistance to produce load-bearing or engineered components. Due to their resistance to corrosion and heat properties, structural ceramics are also used to perform under special chemical conditions or at high temperatures. We believe that we are one of the leading suppliers in the structural ceramics market. Functional ceramics, also referred to as electronic ceramics, focus on the unique electrical and magnetic properties of ceramics. Ceramic applications in electronic components, such as integrated circuit packages, capacitors and transformers, account for the majority of today's high-performance ceramic materials. We believe that increasing demand for electronic components will continue to offer significant growth opportunities for high-performance ceramics, such as piezo ceramics. As a leading supplier of electronic ceramics materials, we believe we are well-positioned to take advantage of these growth opportunities.

        We believe that we have achieved success in the Advanced Ceramics segment as a result of our focus on selected segments of the high-performance ceramics market and our close customer relationships. Almost all of Advanced Ceramics' products are made to order, taking into account specific customer requirements. In many cases, our engineers work in close cooperation with our customers during the design and development phase of new products to ensure highest quality and customer satisfaction. Through its extensive experience, Advanced Ceramics has gained detailed expertise and know-how in the applications areas it is active in. We also benefit from a global network of 12 production sites.

  Principal Products

        Medical.    We currently serve the medical applications market with two product groups: ceramic components for hip joint prostheses, such as ball heads and liners; and ceramic moulds for high-quality latex gloves. The ceramic components for hip joint prostheses are supplied to orthopaedic implant manufacturers in the United States and Europe. Besides their high wear-resistance and good friction behavior, high-performance ceramics are biologically inert, making them one of the few materials that are durable and stable enough to withstand the corrosive effects of bodily fluids. As a result, high-performance ceramics are increasingly becoming more common for medical applications, such as for repair and replacement of hips, knees and other human body parts.

        We expect the global market for hip implants to grow by approximately 8% per year over the next ten years, with the largest portion of the growth captured by the North American market. We believe that ceramic-on-ceramic hip implants benefit from additional substitution effects as young people and more active elderly people are better suited to use ceramic implants, given their numerous attractive properties. Currently, the penetration rate for ceramic-on-ceramic hip-implants in Europe is significantly higher than in North America because the first FDA approval for ceramic-on-ceramic hip joint prostheses systems was granted only in 2003. However, given the relative superior performance and positive early acceptance levels in the United States, we expect the market for ceramic-on-ceramic hip joint prostheses systems to grow rapidly over the next ten years. We believe we are well positioned to take advantage of the growing market as we are currently the only manufacturer of ceramic-on-ceramic hip implant components used in FDA-approved hip joint prostheses systems in the United States to date. Given the difficulties and time involved in obtaining an FDA approval, we believe that we will be the sole supplier in the intermediate term. We also enjoy strong relationships with the largest U.S. and European orthopaedics implant manufacturers. In order to expand capacity and complement our existing medical production facility in Plochingen, Germany, we have started to build a new factory at our site in Marktredwitz, Germany, which will exclusively produce medical ceramics and allow us to serve the volumes required by the growing North American market. We expect to commence production in early 2006.

        Electronics.    We develop and manufacture substrates, electrical resistor cores and ceramic tapes as carriers for electronic circuits. Substrates are ceramic plates with electrical, thermal and mechanical properties that serve as carriers in electronic applications. These highly specialized products are used in a wide range of industries, such as automotive, consumer electronics, aeronautics and telecommunications industries. The demand for these products is driven, in large part, by the activity levels of the semiconductor market. We believe that the expected recovery of the semiconductor market, as well as a positive substitution effect for ceramic applications, will increase the demand for our products.

        Cutting Tools.    We develop and manufacture products used in cutting tools, tools and tooling systems. Ceramic material properties such as high melting points, excellent hardness and good wear resistance make ceramics an excellent high-speed cutting tool material. We enjoy a strong market position as a supplier of ceramic cutting tools, tools and tooling systems for high speed processing in the automotive, metalworking and mechanical engineering industries, with automotive OEMs being our main customers. We believe that ceramic cutting tools are benefiting from a positive substitution trend, allowing them to grow faster than the underlying cutting tools market. The longer life and faster cutting speeds possible with ceramic tools allow customers to save costs by increasing their throughput and reducing the downtimes for replacing the cutting tools.

        Mechanical Applications and Systems.    We also develop and manufacture high performance ceramic components that are used in mechanical applications and systems. Key product groups in mechanical systems include cutting blades, drawing and forming tools, drawing cones and capstans, guide elements, precision parts, preforms and friction discs. Mechanical systems include products used in the sanitary fittings and automotive supplier industries in areas where fluids are pumped, compressed or stirred such as bushings, face seal rings, pump components and valve shims and discs. We primarily supply the general industrial machinery, metalworking, automotive and textile industries with a large number of products customized to the customer requirements.

        Industrial machinery has wear parts, such as pump parts and components for paper and textile machinery, which are exposed to abrasive materials and fluids. High performance ceramic components are critical to increasing the durability and performance of machines and plant equipment. The good friction behavior and thermal resistance properties of ceramics reduce the tendency toward deformation of the materials and machinery utilized in production processes.

        Our customers are currently located mainly in Germany and other parts of Europe. However, we plan to expand our geographic reach. For example, we recently opened a new plant in China and plan to grow over the next five years by further penetrating the rapidly growing Asian market.

        Other products.    We also produce various products in other smaller niche markets. Some of these products are used for applications in certain niche markets with limited growth potential, such as electrical/thermal and ceramic metal connections. Other products, such as piezo ceramic components, are used for applications in certain niche markets with significant growth potential the next few years, primarily in the automotive sector.

  Competition

        Advanced Ceramics' key competitors are Kyocera Corporation, CoorsTek, Inc., Saint Gobain, The Morgan Crucible Company plc and NGK Ceramics Europe S.A. However, each of these competitors has either a different geographical focus or product strategy with respect to small niche applications. Competition in the high performance ceramics market is primarily based on product quality, product specifications and customer service.

  Customers

        Advanced Ceramics' key customers include Robert Bosch GmbH, Stryker Corporation, EPCOS AG, Texas Instruments Incorporated, Siemens AG, De Puy Orthodics, MC and Vishay Europe GmbH.

  Groupe Novasep (12% of 2004 pro forma net sales)

        We acquired our Custom Synthesis segment (now known as our Groupe Novasep segment) in the Dynamit Nobel Acquisition. On December 31, 2004, we completed a combination of the three business lines of this segment that were acquired from Dynamit Nobel (Dynamit Nobel Special Chemistry, Finorga and Rohner) with Groupe Novasep SAS (which consisted of four businesses: Novasep, Applexion, Orelis and Seripharm). Groupe Novasep specializes in innovative production of active pharmaceutical ingredients from biotechnological or chemical processes, focuses on developing new purification solutions and processes and the design, installation and on site qualification of these innovative purification processes and specializes in large-scale chromatography, continuous chromatography processes (VARICOL®), ion exchange and membranes.

        As a result of the combination, we own 79% of the combined company (now renamed Groupe Novasep) and the company's management owns the remaining 21%. We believe this combination strengthens this segment by joining together Groupe Novasep SAS proprietary separation technologies with our capabilities of developing and manufacturing advanced intermediates and active ingredients for the pharmaceutical and performance chemical industries. We believe the capabilities of new Groupe Novasep will enhance our ability to meet our customers' demands for higher purity levels, cost efficient solutions, strict regulatory and operational controls, and shorter times to market.

        As a result of the combination, our Groupe Novasep segment consists of two divisions: (1) Novasep Synthesis; and (2) Novasep Process, each of which has a specific technology focus. These two divisions serve customers across the entire life cycle of a pharmaceutical product. Our Novasep Synthesis business lines focuses on the custom manufacturing of complex molecules through multi-step synthesis and is comprised of four units:

  •
  Dynamit Nobel Special Chemistry, which specializes in scale-up and commercial production of hazardous chemistry with special expertise in azide chemistry;

  •
  Finorga, which focuses on chiral technologies, such as asymmetric synthesis and multi-column chromatography, or MCC;

  •
  Rohner, which offers a range of multi-step synthesis products, including transition metal catalysis, or TMC; and

  •
  Seripharm, which specializes in the production of high-potent active pharmaceutical ingredients.

        Our Novasep Process business line specializes on the development and optimization of purification processes, as well as the design, installation and on-site qualification of the customized purification systems in the pharmaceuticals and bio-chemical industries. This business line is comprised of the following units:

  •
  Novasep, which offers the development, design and installation of purification equipment and systems for molecules; and

  •
  Applexion and Orelis, which offer separation solutions to purify molecules from natural biological sources.

        Groupe Novasep generated net sales on a pro forma basis of $338.6 million or 12% of our 2004 pro forma net sales for the year ended December 31, 2004. Prior to the Dynamit Nobel Acquisition and not including Groupe Novasep, the Custom Synthesis segment generated net sales of $268.4 million for the year ended December 31, 2003 and $307.6 million for the year ended September 30, 2002. Actual net sales were $101.0 million for the five months ended December 31, 2004. See Item 8—Financial Statements and Supplementary Data—Note 3—Segment Information to our audited consolidated financial statements for additional financial information regarding our Groupe Novasep segment.

  Novasep Synthesis

        Modern drugs require multiple steps of production to create the end product. These steps often involve highly complex chemical reactions. While pharmaceutical companies have the technical capability to carry out certain of these manufacturing steps in-house, they also use custom synthesis manufacturers to provide additional production capacity as well as develop creative chemical solutions to reduce the production cost of the intermediates, reduce time to market, and hence the overall cost of the end drug. Typically, pharmaceutical companies will contract for a certain annual volume of one or more production steps for a particular drug based on their expectations for demand for the end-product. Therefore, custom synthesis manufacturers play a critical partnership role for their pharmaceutical customers.

        The intermediates used to produce modern drugs can be characterized by where they lie in the multi-step manufacturing process. Basic commodity intermediates are used in the early steps of the manufacturing process. These intermediates tend to require simple chemistry, have a low unit cost and can be provided by a large number of custom synthesis manufacturers. Barriers to entry for this market segment are low, and competition is primarily based on price. As a result, an increasing proportion of commodity intermediates are manufactured by Asian companies, particularly in India and China, as these companies have a significant labor and overhead cost advantage over North American and European companies. The later stages of the drug manufacturing process involve greater complexity in the chemical reactions necessary to produce the intermediates and a higher level of customization. A much smaller number of custom synthesis manufacturers have the expertise and available production facilities to offer the requisite level of service and volume to the customers. The manufacturing process for advanced intermediates and active pharmaceutical ingredients used in pharmaceutical products approved by FDA or other applicable foreign regulatory agencies are also subject to FDA's current Good Manufacturing Practice and similar requirements by foreign regulatory agencies. These requirements create additional barriers to entry. Unit prices and barriers to entry are, therefore, much higher in this segment of the market. Groupe Novasep is active in this segment of the market.

        We have a strong research and development team, and six facilities operated by us have implemented standards intended to meet current Good Manufacturing Practice requirements. Four have been inspected by the FDA and found to be in compliance with current Good Manufacturing Practice requirements. We have also developed strong customer relationships based on our research and development, rapid response to customers, consistent product quality and reliability of supply. Custom synthesis manufacturers tend to have close relationships with their pharmaceutical customers because specific manufacturing and related confidentiality requirements, which are common in the pharmaceutical industry, make substitution by alternative products and suppliers difficult. Some of our products are thus supplied to customers on a long-term basis or are produced for patented drugs whose patent expiration is not due for several years and where we act as a key supplier of intermediates. Leveraging our strong technological capabilities and customer relationships, we are currently developing a broad and diversified project pipeline across a number of customers, including advanced intermediates for potential new drugs. We are also focused on continued technological innovation. For example, we are currently introducing or using cutting edge technologies such as diborane chemistry at Dynamit Nobel Special Chemistry, MCC facilities at Finorga and TMC at Rohner.

        Currently, Europe has the highest commercial significance for our Groupe Novasep segment. However, we believe growth opportunities exist in North America, particularly the United States. Though half of the production capacity for custom synthesis is installed in Europe, the majority of demand originates in North America. We intend to leverage our existing client base in the United States and significant supply relationship with one leading U.S. pharmaceutical company to further penetrate the North American market.

  Principal Business Lines

        Novasep Synthesis consists of the following four business lines:

        Dynamit Nobel Special Chemistry, or DNSC.    DNSC is a global market leader in hazardous chemistry, focusing on key technologies such as azide, carbon disulfide and diborane chemistries. The majority of compounds manufactured by DNSC is produced for pharmaceutical companies, with the remainder for agrochemicals and other industrial applications. DNSC operates two facilities in Schlebusch (Leverkusen) and Troisdorf, both in Germany. DNSC offers a unique portfolio of core technologies based on hazardous starting materials, including explosive compounds, shock and friction sensitive compounds, highly inflammable gases and liquids, as well as toxic materials. DNSC is a global leader in azide chemistry, which is used to synthesize intermediates of final molecules that have anti-inflammatory, anti-bacterial and blood pressure reducing characteristics. Azide chemistry requires extremely high safety standards, state-of-the art purpose built infrastructure and trained employees. Few companies in Europe and the United States have the capabilities and permits to handle azide chemistry. Hazardous chemistry frequently offers a short and efficient synthetic route for the manufacturing of active pharmaceutical ingredients and advanced intermediates. Pharmaceutical companies are usually neither equipped nor licensed to handle hazardous chemistry in-house. DNSC benefits from its know-how, safety standards, permits and its reputation as a reliable supplier to the pharmaceutical industry.

        Finorga.    We believe that Finorga is a leading custom manufacturer of new chemical entities and active pharmaceutical ingredients, involving complex and sophisticated chemical reactions used in multi-step synthesis. Finorga's products are primarily aimed at the pharmaceutical industry, but also include selective fine chemicals for fast growing electronic industry applications, such as liquid crystals. Finorga offers a broad service platform, including quality control, regulatory support, research and development, process transfer, pilot and large-scale production. Finorga operates from two separate sites intended to meet current Good Manufacturing Practice requirements at Chasse-sur-Rhone and Mourenx, both in France. Finorga is contributing to the production of one of the top ten drugs worldwide.

        Finorga differentiates itself from its competitors through its focus on sophisticated "chiral synthesis" technologies, which includes asymmetric synthesis and continuous chromatography. Chiral pharmaceutical compounds typically have two chiral forms, each of which can have different potency and side effects on a patient. Pharmaceutical companies are increasingly focused on isolating and producing the more effective chiral form of the compound, or the "enantiomerically pure" drug. We believe approximately 75% of drugs in the current industry pipeline fall into this category. However, the process of isolating the required chiral form during drug manufacturing requires highly complex chemistry and in the separation and purification of the enantiomers. Finorga is one of only a few companies worldwide to offer VARICOL® chiral separation, which is a highly effective and cost efficient way to separate and purify enantiomers.

        Rohner.    Rohner produces chemicals on a custom synthesis and toll manufacturing basis. Rohner is less focused on the pharmaceutical industry than DNSC and Finorga. Between 2000 and 2002, we invested approximately €45 million in a new state-of-the-art multi-purpose production facility, which is dedicated to the production of complex molecules and active pharmaceutical ingredients. Rohner's technologies include TMC, which includes asymmetric hydrogenation and metal catalyzed C-C coupling. TMC refers to a technology platform that enables a highly selective and efficient transformation of specific functional groups of very complex molecules. Asymmetric hydrogenation is a technology that enables a synthesis of molecules with a high degree of purity cost-effectively. Metal catalyzed C-C coupling is a technology that helps build important core structures.

        Seripharm.    Seripharm is a former subsidiary of Aventis specializing in the production of high-potent (especially cytotoxic) active pharmaceutical ingredients. Seripharm also develops new high potent active pharmaceutical ingredients for pharmaceutical companies using our purification technologies.

  Novasep Process

        Novasep Process specializes in the development and optimization of purification processes as well as the design, installation, and on-site qualification of these customized purification systems in the pharmaceutical and bio-chemical industries. Novasep Process offers a broad range of proprietary technologies for industrial purification including preparative chromatography, large-scale chromatography, continuous chromatography processes (VARICOL®), ion exchange, crystallization and membranes. Novasep Process employs its full portfolio of purification technologies to address customers growing demand for customized purification solutions throughout their new product development process.

  Principal Business Lines

        Novasep Process consists of the following business lines:

        Novasep.    Novasep offers innovative solutions to pharmaceutical companies to assist them with the purification of molecules. Novasep's core technologies are large-scale preparative high-pressure chromatography (batch or continuous) and crystallization. Novasep also assists pharmaceutical companies in developing second generation processes able to produce an existing active pharmaceutical ingredients under better technical and economic conditions and in designing, installing and qualifying tailor made purification systems.

        Applexion and Orelis.    Applexion and Orelis offer separation solutions to purify molecules from natural biological sources. The key technologies include low-pressure chromatography (normally in continuous mode), ion-exchange, continuous crystallization and membranes (organic or mineral). Key markets addressed by these divisions are the sugar and sweetener industries and the production of bulk enzymes and antibiotics.

  Competition

        Competition in the market in which our Groupe Novasep segment competes is based on technological capabilities and know-how across a broad range of synthesis technologies, consistent product quality, reliability of supply and ability to meet customers' production demands on a timely basis. Depending on the relevant technology, the main competitors are: Aerojet Fine Chemicals, Avecia Limited, Degussa, DSM N.V., Isochem, Lanxess, Lonza Group Ltd., Omnichem, Orgamol S.A. and PPG Sipsy.

        Competition in our separation technologies is based on technological capabilities, consistent product quality, reliability of supply and ability to meet customers' production demands on a timely basis. Some competitors include Bayer Technology Services, GE Healthcare and Millipore Corporation.

  Customers

        Groupe Novasep has a concentrated customer base. In this segment, our customers include some of the largest and most successful pharmaceutical companies, including Altana Pharma AG, Bristol-Myers Squibb Company, Novartis Pharma AG and Pfizer.

Raw Materials

        We purchase raw materials and chemical intermediates from a large number of third parties. We have a broad raw material base, with the cost of no single raw material representing more than 5% of our pro forma cost of products sold in 2004. Raw materials constituted approximately 48% of our 2004 pro forma cost of products sold on the same pro forma basis. The table below lists the most significant raw materials in 2004 and the principal products for which the materials were used.

Raw Material	Segment	Products
Titanium-bearing slag	Titanium Dioxide Pigments	Titanium dioxide
PVC resin	Specialty Compounds	Compounds
Iron oxide	Performance Additives	Iron oxide pigments
Quaternary amines	Performance Additives	Organoclays/wood protection products
Solvents	Performance Additives	Wood protection products
Copper	Performance Additives	Wood protection products
Plasticizers	Specialty Compounds	Compounds
Lithium	Specialty Chemicals	Lithium compounds

        Titanium-bearing slag, our largest raw material (in terms of dollars), is the most important raw material used in the production of specialty grade titanium dioxide in our Titanium Dioxide business line of our Titanium Dioxide Pigments segment. We purchase Titanium-bearing slag from two suppliers. Our supply agreement with one of them is for a fixed term until December 31, 2007, subject to automatic annual renewal until December 31, 2011, unless earlier terminated, and contains a fixed price with an annual escalation clause. Our supply agreement with the other supplier is for a fixed term until December 31, 2006 and provided for a fixed price until December 31, 2004. Price negotiations for the year 2005 have been finalized; the price for the year 2006 will be negotiated in 2006.

        PVC resin is a commodity product and its pricing is directly related to the price of ethylene and chlorine, as well as PVC industry operating rates and energy prices. Historically, we have received iron oxide, from multiple sources and have not experienced any significant supply shortages. Iron oxide is primarily sourced from our plants in the United States, Italy and China, as well as from third parties in India and China.

        As a result of the conversion from CCA to ACQ, in 2004 our principal raw material for our Timber Treatment Chemical business in our Performance Additives segment has shifted from chromic acid to quaternary amines, solvents and copper. In our Timber Treatment Chemical business, we predominately source quaternary amines under a contract that expires in late 2008, with automatic annual renewals subject to termination by either party. We source solvents used in our Timber Treatment Chemical business from two suppliers under contracts that expire in December 2006, subject to automatic annual renewals except where terminated by either party, and December 2008. Prices under our solvent and quaternary amine contracts are tied to the ethylene price index. We source copper, which is a commodity, from several sources. Prices for our copper purchases are tied to market conditions.

        In our Clay-based Additives business line of our Performance Additives segment, quaternary amine is sourced under a long-term contract, which expires in late 2008 and is subject to quarterly adjustment for the price of tallow, the base component of quaternary amine. In our Specialty Compounds segment, some of the plasticizers we use are generic and considered a commodity product, while others are specific and considered a specialty product. Our supply contracts for plasticizers do not specify a fixed price, and most of them contain market price and discount adjustments.

        Lithium brine is a primary raw material source for all lithium chemicals and is found in only a small number of locations, including most significantly for us, the Atacama Desert in Chile. We have a long-term contract with the Chilean government to mine lithium brine in the Atacama Desert in Chile, which we believe provides a secure long-term access to lithium.

        Major requirements for our key raw materials and energy are typically satisfied pursuant to contractual agreements and medium- or long-term relationships with suppliers. We are not generally dependent on any one supplier for a major part of our raw materials requirements, but certain important raw materials are obtained from a few major suppliers. In general, where we have limited sources of raw materials, we have developed contingency plans to minimize the effect of any interruption or reduction in supply, such as sourcing from different facilities and multiple suppliers and utilizing alternative formulations.

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

Intellectual Property

        Our business is dependent to a large extent on our intellectual property rights, including patents and other intellectual property, trademarks and trade secrets. We believe that our intellectual property rights play an important role in maintaining our competitive position in a number of the markets we serve. We rely on technological know-how and formulation and application expertise in many of our manufacturing processes in order to develop and maintain our market positions. Where appropriate, we protect our new technology, applications and manufacturing processes by seeking patent protection. We have more than 2,000 patents and patent applications in key strategic markets worldwide, reflecting our commitment to invest in technology and covering many aspects of our products and processes for making those products. We also own and register in multiple jurisdictions numerous trade names and marks applicable to our business and products, which we believe are important to our business. In addition, we have entered into agreements, pursuant to which we license intellectual property from third parties for use in our business and we license certain intellectual property to third parties. For example, we developed the technology to produce ACQ pursuant to an exclusive license agreement with the right to sublicense from Domtar Inc. Under the term of the license, our Timber Treatment chemicals business of our Performance Additives segment pays a royalty to Domtar based upon the percent of net sales less certain costs. The license agreement expires in May 2007 in connection with the expiration of the patent and may be terminated by either party upon a material breach of the other party and the failure to cure. We also develop intellectual property with third parties as discussed below in "—Research and Development."

Research and Development

        We are committed to further investing in our asset base and research effort. Our pro forma research and development costs were approximately 2% of our pro forma net sales in 2004. We believe that our research and development costs are a small percentage of our net sales due in part to the fact that we do not allocate expenses to this category unless they relate directly to research and development. We incur certain expenses related to modifications and improvements in current products. In addition, we believe we allocate our research and development resources selectively based on the need and requirements for each business line to develop innovative products. Research and development costs are charged to expense, as incurred. For historic Rockwood businesses such costs were $10.1 million, $8.7 million and $8.1 million in 2004, 2003 and 2002, respectively, and such costs for Dynamit Nobel were $35.6 million, $32.4 million and $29.4 million in the year ended December 31, 2004 and 2003 and in the year ended September 30, 2002, respectively.

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

        Each of our business lines manages its own research and development effort and has separate research and development facilities dedicated to its specific area. However, where technologically applicable, advances and findings are shared between business lines to foster greater cross-fertilization of ideas and applications.

        In certain cases, we conduct research and development efforts with third parties, including universities, customers and other entities. We endeavor to obtain ownership of or license on terms favorable to us the intellectual property developed with a third party.

Seasonality

        There is a seasonal effect on a portion of our sales due to the end-use of some of our products. In our pool and spa chemicals operations in our Water Treatment Chemicals business line of our Performance Additives segment, it is industry standard practice to offer significantly extended payment terms to customers prepared to purchase their spring and early summer requirements in the fourth quarter of the previous year. Following this pattern, the fourth quarter customarily includes large sales and shipments although the associated cash payments are not received until the second quarter of the following year. In addition, our Color Pigments and Services and Timber Treatment Chemicals business lines of our Performance Additives segment show some seasonality related to the outdoor construction market. As such, the first quarter has historically been the quarter where we experience the lowest sales. Also, along with the accounts receivable build in the first quarter discussed above, during this quarter we typically build inventory for the pool and spa business, as well as our construction related businesses, in anticipation of increased sales during the spring and summer months. Thus, the first quarter is usually the quarter with the highest working capital requirements for us. Other than these seasonal trends in particular end-use markets, our overall results of operations tend to show few seasonal effects.

Sales and Marketing

        We sell our products and services globally. We generally sell our products and services primarily by using our direct sales forces, although we also sell through distributors in certain of our business lines, such as Color Pigments and Services, Clay-based Additives and Water Treatment Chemicals of our Performance Additives segment and Electronic Chemicals business line of our Electronics segment or by using third party sales representatives. Each of our direct sales forces is responsible for marketing only one of our business lines, and is administered pursuant to policies established by the management of that business line. Within each business line, these direct sales forces are organized based on geographic regions, end-use applications or sub-business divisions within the business line. As of December 31, 2004, our in-house sales forces consisted of 1,365 personnel worldwide.

        Our direct sales forces interact with our customers to provide both purchasing advice and technical assistance. In general, our sales forces arrange and coordinate contact between our customers and our research and development personnel to provide quality control and new product solutions. In certain of our businesses, such as Surface Treatment and Fine Chemicals business lines of our Specialty Chemicals segment, most sales managers have a chemical engineering background with advanced degrees and significant technical experience in applying our products, and they play a critical role in developing client relationships and acquiring new clients. Our close interaction with our customers and tailored solutions have allowed us to develop and maintain strong customer relationships as well as focus our sales efforts on those customers who we believe will provide us with higher profit margins in recognition of our superior products, service and technical support.

        Sales in each of our business lines are generally made on a purchase order basis. However, longer-term arrangements have been established with certain key customers.

        Our marketing strategy is generally aimed at working directly with customers to gauge the success of our products, evaluate the need for improvements in product and process technology, and identify opportunities to develop new product solutions for our customers and their end-use markets. We also use media activities and lectures and participate in tradeshows as part of our sales and marketing effort.

Safety, Health and Environmental Matters

  General

        We are subject to extensive environmental, health and safety laws in the United States, the European Union and elsewhere at both the national and local level. Many of these laws impose requirements relating to clean-up of contamination, and impose liability in the event of damage to human beings, natural resources or property, and provide for substantial fines, injunctions and potential criminal sanctions for violations. Our products, including the raw materials we handle, are also subject to rigorous industrial hygiene regulations and investigation. The nature of our operations exposes us to risks of liability for breaches of these laws and regulations as a result of the production, storage, transportation and sale of materials that can cause contamination or personal injury when released into the environment. Environmental laws are subject to change and have tended to become stricter over time. Such changes in environmental laws, or the enactment of new environmental laws, could result in materially increased capital, operating and compliance costs.

  Safety, Health and Environmental Systems

        We are committed to achieving and maintaining compliance with all applicable safety, health and environmental ("SHE") legal requirements, and our subsidiaries have developed policies and management systems that are intended to identify the SHE legal requirements applicable to our operations, enhance compliance with such requirements, ensure the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although SHE legal requirements are constantly changing and are often difficult to comply with, these SHE management systems are designed to assist us in meeting our compliance goals and minimizing overall risk to us.

  Regulatory Developments

        In October 2003, the European Commission adopted a proposal for a new European Union framework for chemicals known as the Registration, Evaluation and Authorization of Chemicals ("REACH"). While it is uncertain as to whether, when and in what form REACH will be finalized and become law, REACH may eventually significantly expand the European Union's regulation of chemicals. As currently proposed, REACH would include requirements that certain manufacturers and importers of chemicals register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. As a specialty chemicals company, it is possible that we are the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of our products. We estimate we have over 400 products that might be subject to REACH.

        Under the European Union Integrated Pollution Prevention and Control Directive ("IPPC"), European Union member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our results of operations, financial position or liquidity.

  SHE Capital Expenditures

        We may incur future costs for capital improvements and general compliance under SHE laws. For the year December 31, 2004, our capital expenditures for SHE matters totaled approximately $23.9 million, excluding costs to maintain and repair pollution control equipment. For 2005 and 2006, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in existing and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with these laws.

  Remediation Liabilities

        Environmental laws have a significant effect on the nature and scope of any clean-up of contamination at current and former operating facilities, the costs of transportation and storage of chemicals and finished products and the costs of the storage and disposal of wastes. In addition, "Superfund" statutes in the United States as well as statutes in other jurisdictions impose strict, joint and several liability for clean-up costs on the entities that generated waste and/or arranged for its disposal at contaminated third party sites, as well as the past and present owners and operators of contaminated sites. Each responsible party may be required to bear some or all clean-up costs regardless of fault, legality of the original disposal or ownership of the disposal site.

        Environmental contamination is known to exist at certain of our present and former facilities, including our facilities located in Turin, Italy, St. Fromond, St. Cheron and Sens, France; Hainhaussen, Troisdorf, Schlebusch, Stadeln, Duisburg, Plochingen, Marktredwitz, Ronnenberg-Empelde and Langelsheim, Germany; Oss, The Netherlands; Kidsgrove, and Barrow, U.K.; Boksburg East, South Africa; Pratteln, Switzerland and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada and La Mirada, California. Soil contamination is also known to exist at our facilities at Freeport, Texas, Chasse-sur-Rhone, France and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport. We are currently operating groundwater remediation systems at our Hainhaussen, Troisdorf, Valdosta, and Silver Peak facilities. We also operate ground water remediation systems at our Schlebusch, Plochingen, Marktredwitz, Stadeln and Laurens facilities, for which prior owners or insurers have assumed responsibility and a soil remediation project at our facility in St. Cheron, and we continue to monitor groundwater at the Beltsville facility, which was previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond and Barrow facilities due to prior spills and at the Harrisburg facility due to a landfill closure. We are also required to monitor groundwater quality at our facilities at Mourenx, France and New Johnsonville, Tennessee. We believe that additional environmental studies, and possibly environmental remediations, will be required at the Turin and Harrisburg facilities. We are also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Pratteln, Langelsheim, Troisdorf and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities such as a former disposal site in Laurel, Maryland, we are responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; contamination at a closed Chemetall Oakite facility in Houston, Texas, contamination at a former Chemetall Foote facility in Sunbright, Virginia, contribution towards the clean-up of three industrial landfills in the Basel, Switzerland area, groundwater remediation at Stadeln and former sites operated by Dynamit Nobel's previously divested explosives business. We are also a de minimis participant in several Superfund matters.

        Although we cannot provide assurances in this regard, we do not believe that these issues will have a material adverse effect on our long-term business or financial condition. Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of our and our predecessor's former and present properties and/or at sites we and our predecessor disposed wastes could expose us to cleanup obligations and other damages in the future.

  Government Enforcement Proceedings and Civil Litigation

        During the course of our business, we may receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable SHE law. Currently, we are party to a consent order with the Metropolitan Sewer District ("MSD") in Saint Louis, Missouri to reduce ammonia concentrations in wastewater discharge to a city treatment plant. The entry into the consent order resulted from violations of our wastewater discharge permit. The order is presently stayed pending MSD's negotiation of its own National Pollution Discharge Elimination System permit with the State of Missouri. Although we may be required to make capital expenditures in connection with this matter, we do not believe that this issue will have a material adverse effect on our long-term business or financial condition.

  Environmental Indemnities

        Pursuant to the environmental deed entered into in connection with the KKR acquisition, Degussa, as successor to Laporte, is required to indemnify us and our subsidiaries for certain environmental matters that relate to the business as conducted prior to the closing of the KKR acquisition. The environmental deed provides that Degussa will indemnify us and our subsidiaries for claims for which notice is given within a period of two years for breaches of representations and warranties, which expired in 2002, and five years for claims related to the contamination of our properties or our subsidiaries' properties (inclusive of contamination which leaks or escapes from our properties or our subsidiaries' properties), which expires in September 2005. These indemnity obligations are subject to a minimum per matter loss of $175,000 and are further subject to a $5.0 million deductible for the indemnity to be available. In addition, the environmental deed provides that Degussa will indemnify us and our subsidiaries for claims relating to properties that were formerly owned, occupied or used as of November 20, 2000, as well as properties owned by third parties (inclusive of disposal of waste and certain other identified issues prior to November 20, 2000). The environmental deed provides that in this instance, Degussa will be responsible for reasonable costs and expenses incurred.

        In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies ag and its subsidiary, MG North America Holdings Inc., are required to indemnify us and our subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of our or our subsidiaries' properties, if notified within ten years. If mg technologies and MG North America Holdings' responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten. mg technologies and MG North America Holdings are also obligated to indemnify us for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of Dynamit Nobel Acquisition, if notified within ten years. In addition, mg technologies and MG North America Holdings are obligated to indemnify us for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum per-claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, mg technologies and MG North America Holdings are obligated to indemnify us for certain environmental risks arising from certain "shared site" structures for a duration of ten years. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

        In the event we seek indemnity under any of these agreements or through other means, there can be no assurance that mg technologies, MG North America Holdings, Degussa or any other party who may have obligations to indemnify us will adhere to their obligations and we may have to resort to legal action to enforce our rights under the indemnities. However, we do not believe that resolution of the known environmental matters subject to indemnification obligations owed to us will have a material adverse effect on our long-term business or financial condition as such amounts are not significant.

  Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology, past experience and, in some instances where the remediation costs are being paid directly by our insurers, insurance recoveries, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, we have accrued approximately $51.9 million and $6.5 million for known environmental liabilities as of December 31, 2004 and 2003, respectively, all of which are classified as other non-current liabilities on our consolidated balance sheets for such periods. Included in the $51.9 million as of December 31, 2004 is $8.8 million that is discounted using 5.0% discount rate, and $3.3 million that is discounted using 5.5% discount rate. In certain cases, our remediation liabilities are payable over periods of up to 30 years.

        We believe these accruals are adequate based on currently available information. We may incur losses in excess of the amounts accrued, however, based on currently available information we do not believe the additional amount of potential losses would have a material effect on the Company's long-term results of operations, financial condition, or liquidity. We are unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise our estimates based on new information becoming available.

        We are obligated to undertake soil remediation at two of our facilities in Europe in the event manufacturing operations are discontinued there at some future date. We do not contemplate any such action occurring in the foreseeable future, as these facilities' remaining lives are indefinite. Given the indeterminate useful life of these facilities and the corresponding indeterminate settlement date of any soil remediation obligations we do not have sufficient information to estimate a range of potential settlement dates for the obligations. Consequently, we cannot employ a present value technique to estimate fair value and, accordingly, we have not accrued for any related costs.

        We believe these environmental matters will not have a material adverse effect on our long-term results of operations and/or financial condition. However, these matters may have a material adverse effect on our results of operations or cash flows in any given accounting period.

  FDA Regulation

        Our Groupe Novasep, Advanced Ceramics and to a lesser extent, our Specialty Chemicals segments are also subject to regulation by the FDA with respect to certain products we produce, including pharmaceutical intermediates, active pharmaceutical ingredients and ceramic-on-ceramic ball head and liner components used in hip joint prostheses systems. Foreign, state, local and other authorities also may regulate us and our products. Regulatory agencies have established requirements that apply to the design, manufacture and marketing of pharmaceutical and medical device products. We sell our pharmaceutical intermediates, active pharmaceutical ingredients and ceramic-on-ceramic components to other companies that also may be regulated by such authorities.

        Premarket Approval.    While we are not required to seek FDA approvals for our pharmaceutical intermediates and active pharmaceutical ingredients, the customers to whom we supply such products may be subject to FDA approval requirements prior to testing a new drug on humans as well as marketing a new drug for commercial use in the United States. Our customers with FDA approval for the finished drug may also be required to obtain FDA approval of design, manufacturing or labeling changes to the pharmaceutical intermediates and active pharmaceutical ingredients used in their finished products.

        Medical devices also are subject to extensive regulation by the FDA prior to commercial distribution in the United States, including premarket approval, or PMA, which is required for devices deemed to pose the greatest risk and certain other devices. Our Advanced Ceramics segment currently supplies ceramic-on-ceramic ball head and liner components to manufacturers for incorporation into their total hip prostheses systems, which are subject to the FDA's PMA approval requirements. In addition, our Advanced Ceramics business or our customers who have obtained PMA approval may be required to obtain FDA approval for changes to the design, manufacturing or labeling of our ceramic-on-ceramic ball head and liner components.

        Compliance Requirements.    Once on the market, drug manufacturers, the suppliers of drug intermediates, and medical device manufacturers are subject to numerous post-market regulations. For our pharmaceutical intermediates business within our Groupe Novasep segment, we are required to comply with the FDA's current Good Manufacturing Practices, which cover all facets of drug manufacturing and distribution including: organization and personnel; buildings and facilities; equipment; control of components and drug product containers and closures; production and process controls; packaging and labeling control; holding and distribution; laboratory controls; recordkeeping and reporting; and returned and salvaged drug products.

        Finished device manufacturers such as our customers who manufacture hip prostheses systems are subject to the FDA's Quality System Regulation, or QSR, which requires quality assurance practices and procedures that address, among other things: management responsibility, audits and training; design controls; purchasing controls; identification and traceability of components; production and process controls; acceptance activities; handling of nonconforming product; the initiation of corrective and preventive actions; labeling and packaging controls; handling, storage and distribution of products; and complaint handling and record keeping. The FDA does not directly require component suppliers of finished medical devices to comply with the QSR. However, because our ceramic-on-ceramic ball head and liner components are critical elements of hip joint prostheses systems, our customers may require us to comply with some or all of the QSR. Moreover, the FDA may in the future take the position that the types of components that we supply meet the definition of a finished device and are thus subject to the QSR. Our current contracts with our customers of ceramic-on-ceramic ball head and liner components require us to comply or assist our customers in complying with various FDA regulatory requirements.

        The FDA's inspectional authority extends to both component suppliers and pharmaceutical intermediates manufacturers. Pursuant to this authority, the FDA has the ability to conduct inspections at our facilities at which we manufacture our pharmaceutical intermediates or ceramic-on-ceramic ball head and liner components.

        If we or our customers violate FDA or other governmental regulatory requirements during either the pre- or post-marketing stages, there may be various adverse consequences. For example, in the United States, the FDA has the authority to impose: fines, injunctions, and civil penalties; recall or seizure of products; operating or import restrictions, partial suspension or total shutdown of production; the FDA's delay in granting approval or refusal to grant approval of new products; or withdrawal of the submission or the approved product from the market.

Employees

        As of December 31, 2004, we had 9,733 employees, with 71.5% located in Europe, 20.8% in the United States and the remaining 7.7% located in the rest of the world. Of our employees, approximately 3,413, or 35.1%, are subject to either collective bargaining agreements or other similar arrangements.

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

Substantial Leverage—Our available cash and access to additional capital may be limited by our substantial leverage.

        We are highly leveraged and have significant debt service obligations. As of December 31, 2004, we had $3,124.1 million of indebtedness outstanding and total stockholders' equity of $905.0 million. This high level of indebtedness could have important negative consequences to us and you, including:

  •
  we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

  •
  we will need to use a substantial portion of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;

  •
  some of our debt, including our borrowings under our senior secured credit facilities, will have variable rates of interest, which will expose us to the risk of increased interest rates;

  •
  our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

  •
  our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general;

  •
  our substantial amount of debt and the amount we need to pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could cause our lenders to terminate commitments under our debt agreements, declare all amounts, including accrued interest, due and payable, and enforce their rights in respect of collateral.

        Our pro forma cash interest expense for the year ended December 31, 2004 was $208.5 million. At December 31, 2004, we had $1,863.0 million of variable rate debt. After including the notional amounts of variable to fixed interest rate swaps, the variable amount was $556.0 million. A 1% increase in the average interest rate would increase future interest expense by approximately $5.6 million per year. Our debt service for 2005 is expected to be $236.9 million. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations for years beyond 2005.

Additional Borrowings Available—Despite our substantial leverage, we and our subsidiaries will be able to incur more indebtedness. This could further exacerbate the risks described above, including our ability to service our indebtedness.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the senior secured credit facilities and the indentures governing the 2011 Notes and the 2014 Notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. As of December 31, 2004, the revolving credit facility under our senior secured credit facilities provided for additional borrowings of up to $234.2 million, after giving effect to $15.8 million of letters of credit issued on our behalf. To the extent new debt is added to our debt levels, the substantial leverage risks described above would increase. As of March 31, 2005 we had outstanding borrowings of $175.0 million under the revolving credit facility, and $19.0 million of letters of credit issued on our behalf.

Restrictive Covenants in Our Debt Instruments—Our debt instruments contain a number of restrictive covenants which may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

        Our senior secured credit facilities, the pay-in-kind loans and notes of Rockwood Specialties Consolidated, Inc., the senior discount notes of Rockwood Specialties International, Inc. and the indentures governing the 2011 notes and 2014 notes impose, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, among other things, our ability to take certain actions. Our senior secured credit facilities also require us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. The restrictions and ratio requirements contained in our senior secured credit facilities, the pay-in-kind loans and notes, the senior discount notes and the indentures governing the 2011 notes and 2014 notes could adversely affect our ability to finance our operations, acquisitions, investments or strategic plans or other capital needs or to engage in other business activities that would be in our interest.

        A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the senior secured credit facilities and/or the indentures. If an event of default occurs under the senior secured credit facilities, which includes an event of default under the indentures, the lenders could elect to:

  •
  declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;

  •
  require us to apply all of our available cash to repay the borrowings; or

  •
  prevent us from making debt service payments on the 2011 notes and 2014 notes;

any of which would result in an event of default under the 2011 notes and 2014 notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further financing. If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing the senior secured credit facilities, which constitutes substantially all of our and our subsidiaries' assets.

Risks Associated with Acquisitions—We may not be able to successfully integrate Dynamit Nobel or other acquisitions we may make in the future.

        The process of combining the businesses of Dynamit Nobel or any of our recent acquisitions or combinations, including Groupe Novasep SAS, or any other future acquisitions, and Rockwood involves risks. We are currently in the process of integrating the businesses of Dynamit Nobel and Groupe Novasep SAS. We may face difficulty completing the integration of the new operations, technologies, products and services of Dynamit Nobel or any of our recent acquisitions or combinations, including Novasep, or any other future acquisition, and may incur unanticipated expenses related to those integrations. The difficulties of combining operations may be magnified by integrating personnel with differing business backgrounds and corporate cultures. Completion of the Dynamit Nobel Acquisition required, and the continuing integration of Dynamit Nobel with Rockwood requires, a substantial amount of management's time. Failure to successfully manage and integrate these acquisitions with our existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could affect our financial condition and results of operations. Even if integration occurs successfully, failure of the Dynamit Nobel Acquisition, the Groupe Novasep combination or any future acquisition to achieve levels of anticipated sales growth, profitability or productivity comparable with those achieved by our existing operations, or otherwise not perform as expected, may adversely impact our financial condition and results of operations. We have incurred, and will continue to incur, certain liabilities and expenses in connection with the Dynamit Nobel Acquisition, the Groupe Novasep combination, our recent acquisitions or combinations or any future acquisitions or combinations.

Limited Relevance of Financial Information—Our historical and pro forma financial information may not be representative of our results as a combined company.

        The pro forma financial information presented is based on certain assumptions regarding the integration of Dynamit Nobel that we believe are reasonable. Our assumptions may prove to be inaccurate over time. Accordingly, the historical and pro forma financial information included herein may not reflect what our results of operations and financial condition would have been had we been a combined entity during the periods presented, or what our results of operations and financial condition will be in the future.

Net Loss—We have a history of losses and may experience losses in the future and we cannot be certain that our net operating loss carryforwards will continue to be available to offset our tax liability.

        We have incurred net losses in the past and we may incur net losses in the future. We incurred net losses of $148.2 million, $72.0 million and $55.2 million in 2004, 2003 and 2002, respectively.

        We may not achieve profitability in the future and we may not generate cash flow sufficient to make dividend payments or meet debt service obligations and other capital requirements, such as working capital and maintenance capital expenditures.

        As of December 31, 2004, we had deferred tax assets of $138.5 million related to net operating loss carryforwards for which we had valuation allowances of $88.6 million. Should our operating performance deteriorate in the future in the relevant tax jurisdictions, this may result in our inability to realize these net operating loss carryforwards resulting in the need for a valuation allowance.

Currency Fluctuations—Because a significant portion of our operations is conducted in foreign currencies, fluctuations in currency exchange rates may adversely impact our financial condition and results of operations and may affect the comparability of our results between financial periods.

        Our operations are conducted by subsidiaries in many countries. The results of their operations and financial condition are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the dollar in recent years have fluctuated significantly and may continue to do so in the future. As a result of the Dynamit Nobel Acquisition, a significantly larger portion of our net sales and cost of products sold is now denominated in euros. Approximately 40% of our 2004 pro forma net sales would have been derived from subsidiaries whose sales are denominated in euros. This increases the impact of the fluctuation of the euro against the U.S. dollar.

        Furthermore, because a portion of our senior secured credit facilities and 2014 notes are denominated in euros, we are subject to fluctuation in the exchange rate between the U.S. dollar and the euro, which may have an adverse effect on the carrying value of our debt and may also affect the comparability of our results between financial periods. For example, the dollar-euro noon buying rate announced by the Federal Reserve Bank of New York decreased from $1.00 = €1.065 on December 31, 2000 to $1.00 = €0.7357 on December 31, 2004. In addition, because our financial statements are reported in U.S. dollars, the translation effect of such fluctuations has in the past significantly impacted, and may in the future, significantly impact the carrying value of our debt and results of operations and may affect the comparability of our results between financial periods. We also incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity.

        We may not be able to effectively manage our currency translation and/or transaction risks and volatility in currency exchange rates may have a material adverse effect on our financial condition or results of operations.

Regulation of Our Raw Materials, Products and Facilities—Our business could be adversely affected by regulation to which our raw materials, products and facilities are subject.

        Some of the raw materials we handle, and our products and facilities are subject to government regulation. These regulations affect the manufacturing processes, uses and applications of our products. In addition, some of our subsidiaries' products contain raw materials, such as arsenic pentoxide, carbon disulfide, lithium carbonate, telrahydrofucan, copper, chromic acid, silica, zinc chromate and lead, that are deemed hazardous materials in certain situations. The use of these materials is regulated and some of these regulations require product registrations, which also are subject to renewal and potential revocation. These regulations may affect our ability to market certain chemicals we produce.

        There is also a risk that other key raw materials or one or more of our products may be found to have, or be recharacterized as having, a toxicological or health-related impact on the environment or on our customers or employees. If such a discovery or recharacterization occurs, the relevant materials, chemicals or products, including products of our customers incorporating our materials or chemicals, may be recalled or banned or we may incur increased costs in order to comply with new regulatory requirements. Change in regulations, or their interpretation, may also affect the marketability of certain of our products.

Manufacturing Hazards—Hazards associated with chemical manufacturing could adversely affect our results of operations.

        Due to the nature of our business, we are exposed to the hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes in our manufacturing facilities or our distribution centers such as fires, explosions and accidents. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on our company as a whole. Other hazards include:

  •
  piping and storage tank leaks and ruptures;

  •
  mechanical failure;

  •
  employee exposure to hazardous substances;

  •
  chemical spills and other discharges or releases of toxic or hazardous substances or gases; and

  •
  inclement weather and natural disasters.

        These hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines or work stoppage injunctions and lawsuits by injured persons. For example, our subsidiaries had been named as defendants in a wrongful death suit filed by the family of an employee who was fatally injured in an accident in our Clay-based Additives facility in Gonzales, Texas. While we are unable to predict the outcome of this case and other such cases, if determined adversely to us, we may not have adequate insurance to cover such claims and, if not, we may not have sufficient cash flow to pay for such claims. Such outcomes could adversely affect our financial condition and results of operations.

Raw Materials—Fluctuations in costs of our raw materials or, our access to supplies of our raw materials could adversely affect our results of operations.

        Although no single raw material represented more than 5% of our pro forma cost of products sold in 2004, raw material costs generally account for a high percentage of our total costs of products sold. In 2004, raw materials constituted approximately 48% of our pro forma cost of products sold. We generally purchase raw materials based on supply agreements linked to market prices and therefore our results of operations are subject to short-term fluctuations in raw materials prices. These fluctuations limit our ability to accurately forecast future raw material costs and hence our profitability.

        Many of the raw materials we use are commodities, and the price of each can fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions or significant facility operating problems. We may not be able to pass price increases through to our customers.

        In addition, titanium-bearing slag used in our Titanium Dioxide Pigments segment is our largest raw material (in terms of dollars) and is sourced primarily from one supplier in Canada. If our supplier is unable to meet its obligations under our present supply agreement or we are unable to enter into new supply arrangements on competitive terms when our existing short-term supply arrangements expire, we may be forced to pay higher prices to obtain these necessary raw materials. Furthermore, certain of our raw materials, such as cesium and lithium salts, are sourced from countries where political, economic and social conditions may be subject to instability. In addition, one of our raw materials, lithium brine, requires a period of gestation before it can be used to produce lithium compounds. In the event there is an increase in market demand for lithium products, we may not be able to respond to such market demand on a timely basis. Any interruption of supply or any price increase of raw materials could result in our inability to meet demand for our products, loss of goodwill and higher costs of producing our products.

Energy Costs—Fluctuations in energy costs could have an adverse effect on our results of operations.

        Energy purchases in 2004 constituted approximately 4% of Rockwood's historical cost of products sold and 5% of Dynamit Nobel's historical cost of products sold. Fluctuations in the price of energy limit our ability to accurately forecast future energy costs and consequently our profitability. For example, in North America, the price of natural gas increased significantly in the first quarter of 2003 due to political conditions and extreme weather conditions. After declining through the third quarter of 2003, these prices increased steadily in early 2004, leveled off again and increased again in late 2004. Rising energy costs may also increase our raw material costs. If energy prices fluctuate significantly, our business, in particular, our Titanium Dioxide segment, or results of operations may be adversely affected. In addition, rising energy costs also negatively impact our customers and the demand for our products. These risks will be exacerbated if our customers or production facilities are in locations experiencing severe energy shortages.

Environmental, Health and Safety Regulation—Compliance with extensive environmental, health and safety laws could require material expenditures or changes in our operations.

        Our operations are subject to extensive environmental, health and safety laws and regulations at national, international and local levels in numerous jurisdictions. In addition, our production facilities and a number of our distribution centers require operating permits that are subject to renewal and, in some circumstances, revocation. The nature of the chemicals industry exposes us to risks of liability under these laws and regulations due to the production, storage, transportation, disposal and sale of chemicals and materials that can cause contamination or personal injury if released into the environment. In 2004, on a pro forma basis, our capital expenditures for safety, health and environmental matters was approximately $23.9 million. We expect such capital expenditures to be approximately $25.0 million in 2005. We may be materially impacted in the future by the Registration, Evaluation and Authorization of Chemicals, or REACH, program proposed by the European Union. Compliance with environmental laws generally increases the costs of registration/approval requirements, the costs of transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes, and could have a material adverse effect on our results of operations. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws or permit requirements. Furthermore, environmental laws are subject to change and have tended to become stricter over time. Such changes in environmental laws or their interpretation, or the enactment of new environmental laws, could result in materially increased capital expenditures and compliance costs.

        In addition, the discovery of contamination arising from historical industrial operations at some of our former and present properties has exposed us, and in the future may continue to expose us, to cleanup obligations and other damages. For example, soil and groundwater contamination is known to exist at several of our facilities, including some that we acquired in the Dynamit Nobel Acquisition. Under the sale and purchase agreement, mg technologies ag is required to indemnify us for certain environmental matters, subject to certain limitations. We currently have approximately $44.7 million in reserves for estimated liabilities related to environmental matters in connection with the Dynamit Nobel Acquisition. However, mg technologies ag may not adhere to its indemnity obligations to us and the indemnity may not adequately cover any related environmental matters, and we may have to institute proceedings to pursue recovery for such matters. Such legal proceedings may be costly and may require a substantial amount of management attention. See Item 1—Business—Safety, Health and Environmental Matters.

Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested.

        The discovery of contamination arising from properties that we have divested may expose us to indemnity obligations under the sale agreements with the buyers of such properties or cleanup obligations and other damages under applicable environmental laws. For example, we have obligations to indemnify the buyers of the former explosives business and automotive ignition systems business of Dynamit Nobel for certain environmental matters. Under such sale agreements, these indemnities are not limited as to amount. Furthermore, we have an obligation to indemnify the buyer of our former manufacturing sites at Troisdorf, Germany, for which we have reserved approximately $14.5 million, and Greenville, South Carolina where there has been a discovery of groundwater and soil contamination. We may not have adequate insurance coverage or cash flows to make such indemnity payments. Such payments may be costly and may adversely affect our financial condition and results of operations.

Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of product liability claims.

        The sale of our products involves the risk of product liability claims. For example, some of the chemicals or substances that are used in our businesses, such as arsenic pentoxide, have been alleged to represent potentially significant health and safety concerns. Class action suits had been filed in Louisiana, Florida and Arkansas, for example, naming one of our subsidiaries and a number of competitors of our Timber Treatment Chemicals business line in our Performance Additives segment, as well as treaters and retailers, as defendants. In addition, our subsidiary has been named as a defendant in personal injury suits in several jurisdictions with retailers and treaters named as other defendants. Furthermore, there are other similar suits including putative class actions, pending against retailers, treaters and other formulators to which we may be eventually named as a defendant. These suits allege, among other things, product liability claims in connection with the use of timber products treated with CCA, which utilizes arsenic pentoxide as a raw material. In addition, a subsidiary in our Advanced Ceramics segment has been named as a defendant in several product liability lawsuits in Europe relating to broken artificial hip joints, which allege negligent manufacturing by our subsidiary of ceramic components used in the production of artificial hip joints. Further, a subsidiary in our Specialty Chemicals segment has been named as a defendant in several lawsuits in the United States regarding exposure to solvents and other chemicals contained in some of our products. We are unable to estimate our exposure, if any, to these lawsuits at this time.

        We may be subject to future claims with regard to these suits or others like them and we may not be able to avoid significant product liability exposure. A successful product liability claim or series of claims against us for which we are not otherwise indemnified or insured could materially increase our operating costs or prevent such operating subsidiary from satisfying its financial obligations. For example, for policies renewed on or after November 2002, our insurers excluded CCA from our insurance coverage under our general liability policies. We may not have sufficient cash flow from operations or assets to pay a judgment resulting from a product liability claim, if any, for which there is no or inadequate insurance coverage. Any such judgment could materially increase our operating costs or prevent such operating subsidiary from satisfying its financial obligations.

Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims.

        We may be subject to indemnity claims for product liability lawsuits relating to products we have sold. For example, our Timber Treatment Chemicals business has entered into indemnity agreements with various customers who purchased CCA-based wood protection products. Pursuant to those agreements, one of our subsidiaries agreed to defend and hold harmless those customers for certain causes of action, based on domestic mammalian, and in some cases, human, toxicity, caused by our

CCA-based wood protection products, subject to certain conditions. Our Timber Treatment Chemicals business, and several of our customers were named as defendants in several suits, including putative class actions, relating to CCA-based wood protection products. Our Timber Treatment Chemicals business has received and may in the future receive claims for indemnity from customers in connection with litigation relating to CCA-based wood protection products and may be required to pay indemnity claims under such agreements to one or more of its customers. If our Timber Treatment Chemicals business is required to pay one or more indemnity claims, insurance or indemnity arrangements from Degussa (the successor to Laporte, from which the specialty chemicals business lines that formed Rockwood in the KKR acquisition were acquired) may not cover such claims and, if not, our subsidiary may not have sufficient free cash flow to pay such claims. We are unable to estimate our exposure, if any, to these claims and lawsuits at this time.

        In addition, our Specialty Chemicals segment's subsidiary which formerly manufactured insulating glass sealants, has been named as a defendant in several product liability lawsuits relating to alleged negligent manufacturing of these sealants. Pursuant to the sale and purchase agreement, one of our Specialty Chemicals' subsidiaries may be required to pay indemnity claims for a limited number of years. If such subsidiary is required to pay indemnity claims, our insurance may not cover such claims and, if not, our subsidiary may not have sufficient cash flow to pay such claims. One or more of these claims could adversely affect our financial condition or results of operations.

Cyclicality—Downturns in cyclical industries and general economic conditions could adversely affect our profitability.

        Our products are used in certain industries that are cyclical in nature, such as the automotive, data and communications and electronics industries. In addition, sales to the construction market are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Downturns in one or more of these industries could severely reduce demand for our products. For example, the telecommunications market has experienced a similar downturn, which has affected the results of operations of our Specialty Compounds segment, and in recent years the semiconductor market has experienced a severe downturn, which has affected the results of operations of our Electronics segment.

        In addition, downturns in general economic conditions, whether in a particular region or globally, could reduce demand for our products. An economic downturn in one or more of the markets or geographic regions in which we sell our products may result in a decline in our net sales.

Pharmaceutical Industry—We may not be able to renew our contracts with Groupe Novasep's pharmaceutical customers due to their manufacturing strategy, which may adversely affect our results of operations.

        Net sales of pharmaceutical intermediates or active ingredients by our Groupe Novasep segment, which accounted for approximately 12% of our 2004 pro forma net sales, may be adversely impacted by the manufacturing strategy of our customers in the pharmaceutical industry. Pharmaceutical companies may establish back-up production facilities through a second supplier or manufacture these intermediates on their own if they have hazardous chemical production expertise in-house or are willing to make capital investments. Consequently, while we typically enter into long-term requirement-based supply contracts with our pharmaceutical customers, we may not be able to renew these contracts upon expiration.

FDA Regulation—Some of our manufacturing processes and facilities, pharmaceutical customers and medical device customers are subject to regulation by the FDA or similar foreign agencies. These events could adversely affect our results of operations.

        The manufacturing processes and facilities of Dynamit Nobel Special Chemistry and Finorga business lines within our Groupe Novasep segment, which specialize in commercial production of pharmaceutical intermediates, are subject to regulatory requirements of the FDA, including current Good Manufacturing Practice regulations or other applicable foreign regulatory agencies such as the central European agency for medicines. In addition, certain lithium compounds manufactured by our Fine Chemicals business line of our Specialty Chemicals segment are also subject to FDA regulation. Furthermore, the manufacture and supply of ceramic-on-ceramic ball head and liner components for hip joint prostheses systems by our Advanced Ceramics segment may also be subject to the FDA's Quality System Regulation, which imposes current Good Manufacturing Practice requirements on the manufacture of medical devices.

        Pharmaceutical customers of our Groupe Novasep segment to whom we supply our pharmaceutical intermediates and medical device customers of our Advanced Ceramics segment to whom we supply our ceramic-on-ceramic ball head and liner components are subject to FDA regulation, including premarket approval of their products and post market compliance requirements. The FDA may take three years or longer to grant premarket approval, if at all. Once approved, our customers' pharmaceutical products and total hip prostheses systems may be withdrawn from the market either voluntarily by our customers or as a result of the FDA's or a foreign equivalent's withdrawal of marketing approval or removal of such products for a number of reasons including safety, current Good Manufacturing Practice or Quality System Regulation problems with our products or our customers' final products. These factors relating to our customers in the pharmaceutical industry and medical devices industry could significantly limit our net sales generated by our Groupe Novasep segment and Advanced Ceramics segment, respectively, and may have a material adverse effect on our financial condition and results of operations.

        Regulatory requirements of the FDA are complex, and any failure to comply with them could subject us and/or our customers to fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial of government approvals, withdrawal of marketing approvals and criminal prosecution and could adversely impact our net sales, undermine goodwill established with our customers, damage commercial prospects for our products and materially adversely affect our results of operations.

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

        In addition, within the end-use markets in which we compete, competition between products is intense. Substitute products also exist for many of our products. Therefore, we face substantial risk that certain events, such as new product development by our competitors, changing customer needs, production advances for competing products, price changes in raw materials, our failure to secure patents or the expiration of patents, could result in declining demand for our products as our customers switch to substitute products or undertake manufacturing of such products on their own. If we are unable to develop and produce or market our products to effectively compete against our competitors, our results of operations may materially suffer.

        We believe that our customers are increasingly looking for strong, long-term relationships with a few key suppliers that help them improve product performance, reduce costs, or support new product development. To satisfy these growing customer requirements, our competitors have been consolidating within product lines through mergers and acquisitions. We may also need to invest and spend more on research and development and marketing costs to strengthen existing customer relationships, as well as attract new customers. As a result, our substantial debt level could limit our flexibility to react to these industry trends and our ability to remain competitive.

Product Innovation—If we are not able to continue our technological innovation and successful commercial introduction of new products, our profitability could be adversely affected.

        Our industries and the end-use markets into which we sell our products experience periodic technological change and product improvement. Manufacturers periodically introduce new generations of products or require new technological capacity to develop customized products. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in all key end-use markets and upon our ability to fund and successfully develop, manufacture and market products in such changing end-use markets. We will have to continue to identify, develop and market innovative products on a timely basis to replace or enhance existing products in order to maintain our profit margins and our competitive position. We may not be successful in developing new products and/or technology, either alone or with third parties, or licensing intellectual property rights from third parties on a commercially competitive basis. Our new products may not be accepted by our customers. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, our business, financial condition and results of operations could be adversely affected.

Dependence on Intellectual Property—If our intellectual property were copied by competitors, or if they were to develop similar intellectual property independently, our results of operations could be negatively affected.

        Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights, which rights we own or have pursuant to licenses granted to us by third parties. The confidentiality and patent assignment agreements we enter into with most of our key employees and third parties to protect the confidentiality, ownership and use of intellectual property may be breached, may not be enforceable, may provide for joint ownership or ownership by a third party or we may not have adequate remedies for a breach by the other party, which could adversely affect our intellectual property rights.

        The use of our intellectual property rights or intellectual property similar to ours by others or our failure to protect such rights could reduce or eliminate any competitive advantage we have developed, adversely affecting our net sales. If we must sue to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of company resources and management attention, and we may not prevail in such action.

        We conduct research and development activities with third parties and license certain intellectual property rights from third parties and we plan to continue to do so in the future. For example, in our Timber Treatment Chemicals business, we developed the technology to produce ACQ pursuant to a license agreement with Domtar Inc. and through the acquisition of the Kemwood business from Kemira OY. We endeavor to license or otherwise obtain intellectual property rights on terms favorable to us. However, we may not be able to license or otherwise obtain intellectual property rights on such terms or at all. Our inability to license or otherwise obtain such intellectual property rights could have a material adverse effect on our ability to create a competitive advantage and create innovative solutions for our customers, which will adversely affect our net sales and our relationships with our customers.

        The steps we take to protect our intellectual property may not provide us with any competitive advantage and may be challenged by third parties. We have been and currently are subject to oppositions of our patents and trademarks by third parties before regulatory bodies in certain jurisdictions. Our failure to defend these patents or registered trademarks may limit our ability to protect the intellectual property rights that these applications were intended to cover. In addition, a failure to obtain and defend our trademark registrations may impede our marketing and branding efforts and competitive position. A failure to protect our intellectual property rights could have a material adverse effect on demand for our products and our net sales.

Risk of Intellectual Property Litigation—Our products or processes may infringe the intellectual property rights of others, which may cause us to pay unexpected litigation costs or damages or prevent us from selling our products.

        Although it is our intention to avoid infringing or otherwise violating the intellectual property rights of others, our processes and products may infringe or otherwise violate the intellectual property rights of others. We may be subject to legal proceedings and claims, including claims of alleged infringement by us or our licensees of the patents, trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management's attention from operating our businesses.

        If we were to discover or be notified that our processes or products potentially infringe or otherwise violate the intellectual property rights of others, we may need to obtain licenses from these parties or substantially re-engineer our products and processes in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

International Operations—As a global business, we are exposed to local business risks in different countries which could have a material adverse effect on our financial condition or results of operations.

        We have significant operations in many countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in countries such as, among others, Brazil, Chile, China, Czech Republic, Malaysia, Poland, Portugal, Singapore, South Africa, South Korea, Taiwan and Turkey. 66% of our pro forma net sales in 2004 were generated by shipments to countries outside North America. Our operations are affected directly and indirectly by global regulatory, economic and political conditions, including:

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

  •
  capital controls; and

  •
  local political, economic and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.

        In addition, our facilities may be targets of terrorist activities that could result in full or partial disruption of the activities of such facilities.

        We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business. Our failure to do so could limit our ability to sell products, compete or receive payments for products sold in such locations.

Disaster Recovery Planning—If any of our facilities used in the Dynamit Nobel businesses are forced to shut down, we may incur significant remediation or reconstruction costs.

        If any of our facilities used by the Dynamit Nobel businesses are forced to shut down for a significant period of time due to natural disaster, power loss, terrorist attacks, telecommunications failures, computer viruses or other similar events, our disaster recovery planning may not be sufficient, and we may experience a significant disruption of our financial reporting systems or the manufacture and distribution of our products and services and/or damage to our relationships with customers.

Retention of Key Personnel—If we lose certain key personnel or are unable to hire additional qualified personnel, we may not be able to execute our business strategy.

        Our success depends, in part, upon the continued services of our highly skilled personnel involved in management, research, production, sales and distribution, and, in particular, upon the efforts and abilities of our executive officers and key employees. Although we believe that we are adequately staffed in key positions and that we will be successful in retaining key personnel, we may not be able to retain such personnel on acceptable terms or at all. Furthermore, if we lose the service of any executive officers or key employees, we may not be able to execute our business strategy. We do not have key-person life insurance covering any of our employees.

Relations with Employees—We are subject to stringent labor and employment laws in certain jurisdictions in which we operate, and our relationship with our employees could deteriorate, which could adversely impact our operations.

        A majority of our full-time employees are employed outside the United States, particularly in Germany where many of our Dynamit Nobel businesses are located. In certain jurisdictions where we operate, particularly in Germany, labor and employment laws are relatively stringent and, in many cases, grant significant job protection to certain employees, including rights on termination of employment. In addition, in certain countries where we operate, including Germany, our employees are members of unions or are represented by a works council as required by law. We are often required to consult and seek the consent or advice of these unions and/or respective works' councils. These regulations and laws coupled with the requirement to consult with the relevant unions or works' councils could significantly limit our flexibility in managing costs and responding to market changes.

        Furthermore, with respect to our employees that are subject to collective bargaining arrangements or similar arrangements (approximately 3,413 of our 9,733 full-time employees as of December 31, 2004), we may not be able to negotiate labor agreements on satisfactory terms and actions by our employees may disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations and/or higher ongoing labor costs. In addition, if our other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs.

Tax Liabilities—As a result of mg technologies ag's tax restructuring program in December 2002, we may incur tax liabilities.

        Prior to the Dynamit Nobel Acquisition, mg technologies ag implemented a tax restructuring program in Germany. In the event that the resulting structure is challenged by the German tax authorities, we may be required to refund all or a portion of the benefits obtained by mg technologies ag and/or incur additional tax liabilities for current and future periods. Although under the sale and purchase agreement, mg technologies ag has agreed to substantially indemnify us for any such tax liabilities, a successful challenge by the German tax authorities combined with mg technologies ag's failure or inability to satisfy its indemnity obligations may result in Rockwood having to pay such tax liabilities.

Anticipated Capital Expenditures—Our required capital expenditures may exceed our estimates.

        Total combined capital expenditures of Rockwood and Dynamit Nobel for 2004 were $207.1 million, which consisted of maintenance expenditures and substantial investments in new equipment. Future capital expenditures may be significantly higher, depending on the investment requirements of each of our business lines. Future capital expenditures may also vary substantially if we are required to undertake certain actions to compete with new technologies in our industry. We may not have the capital necessary to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete in some of our markets.

Control—A conflict may arise between our interests and those of KKR and DLJMB.

        Affiliates of KKR and DLJMB beneficially own, indirectly 92.2% of Rockwood Holdings' common stock on a fully-diluted basis. In addition, representatives of KKR and DLJMB occupy a majority of the seats on Rockwood Holdings' board of directors. As a result, affiliates of KKR and DLJMB have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of the board of directors or the stockholders regardless of whether or not other members of the board of directors or stockholders believe that any such transactions are in their own best interests. For example, affiliates of KKR and DLJMB could cause us to sell revenue-generating assets, which could impair our long-term ability to declare dividends or grow our business. Additionally, KKR and DLJMB are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as affiliates of KKR and DLJMB continue to hold a majority of Rockwood Holdings' outstanding common stock, they will be entitled to nominate a majority of Rockwood Holdings' board of directors, and will have the ability to control the vote in any election of directors. See Item 12—Security Ownership of Certain Beneficial Owners and Management—Beneficial Ownership and Item 13—Certain Relationships and Related Transactions—Agreements with KKR, DLJMB and/or Management.

Effectiveness of Internal Controls—Our internal controls over financial reporting may not be effective and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

        We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. We are currently performing the system and process evaluation and plan to begin the testing required in late 2005 (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404 that will initially apply to us in connection with our Form 10-K for the year ended December 31, 2006.

        In the course of our ongoing Section 404 evaluation, we have identified areas of internal controls that may need improvement, such as internal controls related to the segregation of duties at certain smaller locations, system access and user security profiles, formal financial reporting, operating policies and procedures and the accounting for income taxes, in each case particularly with respect to newly acquired businesses. We plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As we are still in the evaluation process, we may identify conditions that may be categorized as significant deficiencies or material weaknesses in the future. We do not know the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results of operations.

Item 2. Properties.

        We are an international business serving customers worldwide. To service our customers efficiently, we maintain over 99 manufacturing facilities in 25 countries around the world with a strategy of global, regional and local manufacturing to optimize our service offering and minimize production cost to our customers.

        We are dedicated to maintaining updated and technologically advanced manufacturing facilities. To that end, we made capital expenditures of $36.0 million, $34.3 million and $112.8 million, for the periods ended December 31, 2002, 2003 and 2004, respectively, to expand, upgrade and maintain our manufacturing capabilities. The 2004 amount includes the capital expenditures during the five months of operations for the Dynamit Nobel businesses, including Advanced Ceramics' major expansion at its Marktredwitz, Germany facility related to hip replacement products. During this three-year period, we constructed new plants for our Timber Treatment Chemicals business line of our Performance Additives segment in Harrisburg, North Carolina, for Specialty Compounds in Melton Mowbray, United Kingdom and for our wafer reclaim business line of our Electronics segment in Prescott, Arizona and upgraded wafer reclaim facilities and operations in Providence, Rhode Island and Greasque, France. For the years ended September 30, 2001 and 2002 and the year ended December 31, 2003, Dynamit Nobel made capital expenditures of $125.1 million, $112.0 million and $122.0 million, respectively, which included expansion of our cGMP production lines and new equipment relating to multi-column chromatography in our Groupe Novasep segment, expansion of our titanium dioxide capacity for our Titanium Dioxide Pigments segment and capacity expansion for our Advanced Ceramics segment. We believe that our plants and facilities are maintained in good condition and are adequate for our present and currently expected future needs.

        The table below presents summary information with respect to the manufacturing facilities we currently operate.

Segment	Country	Locations	Leased/Owned	Major Applications/Industry
Performance Additives
Color Pigments and Services	Australia	Braeside, Melbourne	Leased	Master batches
	Canada	Bromont, Quebec	Owned	Construction
	China	Xinzhuang, Changshu	Leased	Construction
	Germany	Walluf	Owned	Construction and coatings
		Hainhausen	Owned	Construction and coatings
	Italy	Turin	Owned	Coatings, specialties and construction
	United Kingdom	Matlock Bath	Leased	Construction
		Kidsgrove	Owned	Coatings and specialties
		Sudbury	Owned	Coatings and specialties
	U.S.A.	Los Angeles, CA	Owned	Coatings, specialties and construction
		St. Louis, MO	Owned	Coatings, specialties and construction
		Beltsville, MD	Owned	Coatings, specialties and construction
		Ocala, FL	Owned	Coatings, specialties and construction
		Cartersville, GA	Owned	Coatings, specialties and construction
		King of Prussia, PA	Owned	Construction
Timber Treatment Chemicals	United Kingdom	Barrow-in-Furness	Owned	Wood protection products and treatment
	U.S.A.	Freeport, TX	Owned	Construction and other industrial markets
		Valdosta, GA	Owned	Wood protection products and treatment
		Harrisburg, NC	Owned	Wood protection products and treatment
Clay-based Additives	United Kingdom	Baulking(1)	Owned	Paper-making; metal castings; civil engineering applications; coatings; paper; coatings
		Widnes, Cheshire	Owned	Paper-making; consumer and household care; coatings and paper
	U.S.A.	Gonzales, TX	Owned	Paints; inks and oilfields; paper-making
Water Treatment Chemicals	U.S.A.	Alpharetta, GA	Leased	Water treatment
Specialty Compounds
	Canada	Stoney Creek, Ontario	Owned	Footwear products, consumer products
	Italy	Azeglio	Owned	Rubber compounds
	United Kingdom	Melton Mowbray	Owned	TPE/Consumer products, packaging products, medical products, automotive products

(1)
We expect to close this facility in June 2005.

Segment	Country	Locations	Leased/Owned	Major Applications/Industry
	U.S.A.	Pineville, NC	Owned	Wire and cable sheathing products; packaging products; medical products in consumer goods products; footwear products; automotive products
		Leominster, MA	Owned	Wire and cable sheathing products; packaging products; medical products in consumer goods products; footwear products; automotive products
Electronics
Electronic Chemicals	France	Saint-Fromond	Owned	Semiconductor manufacturing
		St. Cheron	Owned	Semiconductor manufacturing
	Singapore	Singapore	Leased	Semiconductor manufacturing
	Taiwan	Chung-Li	Leased	Printed circuit boards
	United Kingdom	Riddings	Leased	Semiconductor manufacturing
	U.S.A.	Maple Plain, MN	Owned	Printed circuit boards, semiconductor manufacturing
		Fremont, CA	Leased	Photomasks, semiconductor manufacturing
Photomasks	United Kingdom	Glenrothes, Scotland	Owned	Masks and pellicle replacement
	U.S.A.	Austin, TX	Leased	Repairs
		Los Gatos, CA	Leased	Masks and pellicle replacement
Wafer Reclaim	France	Greasque	Owned	Wafer reclaim
	Germany	Erlangen	Leased	Wafer reclaim
	United Kingdom	Riddings	Leased	Wafer reclaim
	U.S.A.	Prescott, AZ	Leased	Wafer reclaim
		Providence, RI	Owned	Wafer reclaim
Specialty Chemicals
Surface Treatment	Australia	Bayswater North	Owned	Automotive and advanced technologies
		Girraween	Leased	Aerospace and advanced technologies
	Brazil	São Paulo	Leased	Automotive technologies and advanced technologies
	Canada	Bramalea, Ontario	Owned	Advanced technologies, aerospace and performance products
	China	Chonggin	Leased	Automotive and advanced technologies
		Shanghai	Leased	Automotive and advanced technologies
	France	Sens	Owned	Automotive technologies and advanced technologies
		Soissons	Owned	Aerospace
	Germany	Mönchengladbach	Owned	Performance products
		Langelsheim(2)	Owned	Automotive technologies, advanced technologies and aerospace
	India	JV in Worli	Owned	Automotive and Advanced Technology
		JV in Pune	Owned	Automotive and Advanced Technology

(2)
This facility is shared by both business divisions of the Specialty Chemicals segment.

Segment	Country	Locations	Leased/Owned	Major Applications/Industry
	Italy	Guissano	Leased	Automotive technologies, advanced technologies, aerospace and performance products
		JV in Rovereto in Piano	Leased	Performance Products
	Mexico	Mexico City	Leased	Automotive technologies, advanced technologies, aerospace and performance products
	Netherlands	Oss	Owned	Automotive technologies and advanced technologies
	Poland	Warszawa	Leased	Automotive and advanced technologies
	Singapore	Singapore	Leased	Advanced technologies and aerospace
	South Africa	Boksburg	Owned	Automotive technologies and advanced technologies
	Spain	Canovelles	Owned	Automotive technologies, advanced technologies, aerospace and performance products
	Sweden	Bålsta	Owned	Automotive technologies and advanced technologies
	Switzerland	Dintikon	Leased	Advanced technologies and performance products
	Turkey	Istanbul	Owned	Automotive and advanced technologies
	United Kingdom	Bletchley	Leased	Automotive technologies, advanced technologies, aerospace and performance products
	U.S.A.	La Mirada, CA	Leased	Advanced technologies and aerospace, performance products
		Romulus, MI	Owned	Automotive technologies, advanced technologies, aerospace and performance products
Fine Chemicals	Austria	Arnoldstein	Leased	Metal sulphides
	Chile	La Negra	Owned	Lithium-carbonate and lithium chloride
	Germany	Langelsheim(2)	Owned	Butyl-Lithium, lithium-hydroxide, specialty products, metal and battery, lithium-hydrides, cesium, special metals and accelerators
	Taiwan	Taichung	Owned	Butyl-Lithium
	U.S.A.	Silver Peak, NV	Owned	Lithium-carbonate and lithium hydroxide
		New Johnsonville, TN	Owned	Butyl-Lithium and specialty products
		Kings Mountain, NC	Owned	Metal and battery
Titanium Dioxide Pigments
Titanium Dioxide	Germany	Duisburg(3)	Owned	Fibers, plastics, paints, coatings and paper
Functional Additives	China	JV in China	Leased	Plastics
	Germany	Duisburg(3)	Owned	Coatings, plastics, fibers, paper, pharmaceuticals, PVC stabilizers and glass fiber reinforced plastics

(2)
This facility is shared by both business divisions of the Specialty Chemicals segment.

(3)
This facility is shared by all three business divisions of the Titanium Dioxide Pigments segment.

Segment	Country	Locations	Leased/Owned	Major Applications/Industry
Water Chemistry	Germany	Duisburg(3)	Owned	Flocculants
		Ibbenbueren	Leased	Flocculants
		Schwarzheide	Leased	Flocculants
Advanced Ceramics
	China	Suzhou	Leased	General industry
	Czech Republic	Sumperk	Owned	General industry
		Dolni Rychnov	Owned	Electronics
	Germany	Plochingen	Owned	Medical, automotive and general industry
		Ebersbach	Owned	Automotive, electronics and general industry
		Lauf	Owned	Automotive, electronics and general industry
		Marktredwitz	Owned	Electronic, automotive and general industry
	South Korea	Suwon	Leased	Electronics
	Malaysia	Seremban	Owned	Medical
	United Kingdom	Colyton	Owned	Electronics
	U.S.A.	Laurens, SC	Owned	Automotive, electronics and general industry
		New Lebanon, NY(4)	Owned	Electronics and general industry
Groupe Novasep
DNSC	Germany	Leverkusen-Schlebusch	Owned	Pharmaceutical, agrochemical and others
		Troisdorf	Owned	Agrochemical
Finorga	France	Chasse-sur-Rhone	Owned	Pharmaceutical and others
		Mourenx	Owned	Pharmaceutical
Rohner	Switzerland	Pratteln	Owned	Pharmaceutical, agrochemical and others
Novasep	France	Pompey	Leased	Pharmaceuticals and equipment engineering and manufacturing
		LeMans	Owned	Pharmaceuticals
		Epone	Owned	Equipment engineering and manufacturing
		Saint-Maurice de Boynost	Leased	Equipment engineering and manufacturing
	U.S.A.	Boothwyn, PA	Leased	Pharmaceuticals and equipment engineering and manufacturing

(3)
This facility is shared by all three business divisions of the Titanium Dioxide Pigments segment.

(4)
We expect to close this facility in May 2005.

Item 3. Legal Proceedings.

        We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to product liability, intellectual property and environmental matters. In addition, we may be required to make indemnity payments in connection with certain product liability and environmental claims. See Item 1—Business—Risk Factors—Risk Factors Relating to Our Business—Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested; Risk Factors—Risk Factors Relating to Our Business—Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of product liability claims; and Risk Factors—Risk Factors Relating to Our Business—Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims. However, we do not believe that there is any individual legal proceeding that is likely to have a material adverse effect on our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

        During the fourth quarter of the year ended December 31, 2004 no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information; Holders; and Dividends

        All of our common stock is owned by our parent company, Rockwood Specialties International, Inc. There is no established public trading market for our common stock. We did not declare dividends on our common stock during the past three fiscal years. Our ability to pay dividends on our common stock is restricted by our senior secured credit facilities, the indentures governing our 2011 notes and 2014 notes and certain other agreements governing our indebtedness. See Item 8—Financial Statements and Supplementary Data—Note 8—Long-Term Debt to the Consolidated Financial Statements. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

        On November 10, 2004 we sold €375.0 million aggregate principal amount of 7.625% senior subordinated notes due 2014 and $200.0 million aggregate principal amount of 7.500% senior subordinated notes due 2014 to Credit Suisse First Boston (Europe) Limited, Credit Suisse First Boston LLC, Goldman, Sachs and Company, UBS Limited, UBS Securities LLC, BNP Paribus Securities Corp., ING Financial Markets, LLC, Nat City Investments, Inc., Rabo Securities USA Inc. and West LB AG, London Branch in a transaction exempt from the registration requirements under the Securities Act of 1933, as amended and based on Rule 144A and Regulation S promulgated under the Securities Act. The proceeds from the sale of the notes were used to repay our existing debt as described under Item 7—Managements' Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

        On July 23, 2003, we sold $375.0 million principal amount of 10.625% Senior Subordinated Notes due 2011 to Merrill Lynch Pierce Fenner & Smith Incorporated, JP Morgan Securities, Inc. and Goldman, Sachs & Co. in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended and based on Rule 144A and Regulation S promulgated under the Securities Act. The proceeds from the sale of the notes were used to repay our existing debt as described under Item 7—Managements' Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. On October 14, 2003, we filed a registration statement on Form S-4 (File No. 333-109686) covering our offer to exchange the registered notes for the private notes, and such registration statement, as amended, was declared effective by the SEC on December 19, 2003. The exchange offer was completed on January 20, 2004. We did not receive any proceeds from the exchange offer. We did not have any other sales of unregistered securities within the past three years.

Item 6. Selected Financial Data.

        The selected financial data for the years ended December 31, 2004, 2003, 2002 and 2001 and for the period from November 21, 2000 through December 31, 2000 have been derived from our audited consolidated financial statements. The selected financial data as of and for the period from January 1, 2000 through November 20, 2000 have been derived from the audited combined financial statements of our predecessor not included in this Annual Report. The selected financial data presented below should be read in conjunction with our consolidated financial statements and the notes to those statements and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report.

	Successor or Rockwood						Predecessor
						Period from November 21, 2000 through December 31, 2000	Period from January 1, 2000 through November 20, 2000
	Year Ended December 31,
(millions)
	2004	2003	2002	2001	2000(1)
Statement of operations data:
Net sales:
Performance Additives(2)	$630.9	$477.3	$443.8	$418.4	$452.6	$42.5	$410.1
Specialty Compounds	200.4	176.4	168.8	171.7	208.0	19.8	188.2
Electronics	168.1	143.6	147.3	152.5	174.2	20.2	154.0
Specialty Chemicals	321.1	—	—	—	—	—	—
Titanium Dioxide Pigments	175.7	—	—	—	—	—	—
Advanced Ceramics	146.3	—	—	—	—	—	—
Groupe Novasep	101.0	—	—	—	—	—	—

Total net sales	1,743.5	797.3	759.9	742.6	834.8	82.5	752.3

Cost of products sold	1,267.6	581.4	542.5	546.5	604.1	69.7	534.4

Total gross profit	475.9	215.9	217.4	196.1	230.7	12.8	217.9

Selling, general and administrative expenses	327.7	118.0	112.9	147.5	171.2	21.8	149.4
Impairment charges(3)	11.0	35.0	50.0	—	—	—	—
Restructuring charges(4)	1.1	1.8	1.2	9.2	3.9	—	3.9

Operating income (loss)	136.1	61.1	53.3	39.4	55.6	(9.0)	64.6
Other income (expenses):
Interest expense, net(5)	(127.7)	(85.8)	(88.2)	(89.3)	(56.3)	(10.9)	(45.4)
Foreign exchange (loss) gain(6)	(113.2)	(18.5)	(24.6)	9.6	(19.3)	(16.7)	(2.6)
Refinancing expenses(7)	(26.1)	(38.3)	—	—	—	—	—
Gain on sale of investment(8)	—	—	—	—	1.0	—	1.0
Loss on receivables sold	—	—	(1.2)	(1.2)	—	—	—
Stamp duty tax and other(9)	(4.3)	—	—	—	—	—	—

(Loss) income before taxes	(135.2)	(81.5)	(60.7)	(41.5)	(19.0)	(36.6)	17.6
Income tax provision (benefit)	13.0	(9.5)	(5.5)	0.6	5.1	(4.8)	9.9

Net (loss) income	$(148.2)	$(72.0)	$(55.2)	$(42.1)	$(24.1)	$(31.8)	$7.7

Cash flow data:
Net cash provided by (used in) operating activities	$179.6	$45.7	$(3.4)	$113.5	$48.4	$(0.5)	$48.9
Net cash (used in) provided by investing activities	(2,249.9)	(48.5)	(30.4)	(31.6)	(1,171.5)	(1,181.4)	9.9
Net cash provided by (used in) financing activities	2,133.4	(1.2)	(19.1)	(33.6)	1,103.0	1,207.2	(104.2)
Effect of exchange rate changes on cash	5.6	3.8	2.6	0.1	8.1	19.5	(11.4)

Net increase (decrease) in cash and cash equivalents	$68.7	$(0.2)	$(50.3)	$48.4	$(12.0)	$44.8	$(56.8)

	Successor or Rockwood						Predecessor
						Period from November 21, 2000 through December 31, 2000	Period from January 1, 2000 through November 20, 2000
	Year Ended December 31,
(millions)
	2004	2003	2002	2001	2000(1)
Other data:
Depreciation and amortization	$115.2	$52.4	$46.3	$74.7	$72.2	$10.6	$61.6
Capital expenditures	112.8	34.3	36.0	34.5	51.4	6.4	45.0
EBITDA(10)	107.7	56.7	73.8	122.5	109.5	(15.1)	124.6
Non-cash charges and gains included in EBITDA(11)	149.3	90.4	74.6	(9.6)	19.3	16.7	2.6
Other special charges and gains included in EBITDA(12)	75.4	2.4	2.1	27.5	34.4	13.0	21.4
	As of December 31,
(millions)
	2004	2003	2002	2001	2000
Balance sheet data:
Cash and cash equivalents	$111.4	$42.7	$42.9	$93.2	$44.8
Working capital	486.2	104.2	67.6	69.3	144.4
Property, plant and equipment, net	1,580.9	418.6	407.0	391.2	407.5
Total assets	5,432.8	1,433.0	1,407.0	1,410.8	1,513.4
Total long-term debt, including current portion	3,124.1	833.0	876.2	854.9	891.6
Shareholders' equity	905.0	353.6	278.2	298.2	356.7

(1)
This column represents the sum of the financial results of the Rockwood's predecessor for the period from January 1, 2000 through November 20, 2000 and the period after the KKR Acquisition (or successor period) of Rockwood from November 21, 2000 through December 31, 2000. Periods after the KKR Acquisition reflect the effects of purchase accounting applied as a result of such acquisition. This column is not representative of what Rockwood's financial results would have been had Rockwood's predecessor been a stand-alone entity for the entire year as these periods are prepared on two different bases of accounting.

(2)
Net sales for our Performance Additives segment include $13.8 million in the full year 2000 on a combined basis from our UK and Irish water treatment business which we sold in December 2000.

(3)
As part of our impairment testing in 2004, 2003 and 2002, we determined that there were goodwill impairments of $4.0 million, $19.3 million and $50.0 million, respectively in our Electronics segment. We also determined that there was a property, plant and equipment impairment of $7.0 million and $15.7 million in 2004 and 2003, respectively in our Electronics segment.

(4)
Restructuring charges include certain expenses incurred in connection with severance charges and asset write-offs related to consolidations and cessations of certain of our operations. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Charges.

(5)
For the years ended December 31, 2004, 2003, 2002 and 2001, interest expense, net included gains (losses) of $6.0 million, $(6.0) million, $(11.6) million, and $(7.9) million, respectively, representing the movement in the mark-to-market valuation of our interest rate derivative instruments for the periods. In addition, interest expense, net includes $5.6 million, $4.3 million, $6.2 million, and $5.4 million, respectively, of amortization expense related to deferred financing costs. Included in interest expense, net for the years ended December 31, 2004 and 2003 are mark-to-market (gain) loss of $(0.8) million and $10.5 million, respectively, related to cross-currency interest rate swaps entered into in connection with the July 2003 debt refinancing.

(6)
For the period from January 1, 2000 through November 20, 2000, represents losses incurred as a result of intercompany derivative contracts with Laporte. For the period from November 21, 2000 through December 31, 2000 and subsequent periods, represents the translation impact on our euro-denominated debt resulting from the strengthening (weakening) of the euro against the U.S. dollar during the applicable periods. In 2004, this amount also included a $10.9 million mark-to-market realized loss on foreign currency derivative agreements that we entered into in connection with the Dynamit Nobel Acquisition.

(7)
In July 2003, we wrote off $36.9 million of deferred debt issuance costs relating to our previous long-term debt that was repaid as part of the July 2003 debt refinancing. In December 2003, we expensed $1.4 million of investment banking and professional fees in connection with the December 2003 refinancing of borrowings under the then new senior credit facilities. In July 2004, we wrote off $1.8 million of deferred debt issuance costs relating to our previous long-term debt that was repaid as part of the acquisition financings. We wrote off $6.1 million of deferred financing costs in connection with the October 8, 2004 amendment of the secured credit facilities. Also, a write-off of $17.2 million of deferred financing costs was incurred in connection with the bridge loan repayments in connection with the issuance of the 2014 Notes. In December 2004, we expensed $1.0 million in connection with the second amendment under the secured credit facilities.

(8)
Represents gain from the sale of an investment purchased by Laporte in 1999 and sold in October 2000.

(9)
Represents the tax on certain assets transferred in the United Kingdom in connection with the KKR acquisition of $4.0 million plus $0.3 million related to disposal of property, plant and equipment.

(10)
EBITDA is defined as net income (loss) plus interest expense, net, income tax provision (benefit) and depreciation and amortization. EBITDA is not a recognized term under U.S. GAAP and does not purport to be an alternative to net income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

The amounts shown for EBITDA differ from the amounts calculated under the definition of EBITDA used in our debt agreements. The definition of EBITDA used in our debt agreements permits further adjustments for certain cash and non-cash charges and gains; the indentures governing the 2011 notes and the 2014 notes exclude certain adjustments permitted under the senior secured credit agreement. EBITDA as adjusted is used in our debt agreements to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain payments. In addition to covenant compliance, our management also uses EBITDA as adjusted to assess our operating performance and to calculate performance-based cash bonuses and determine whether certain performance-based stock options vest, as both such bonuses and options are tied to EBITDA as adjusted targets.

	Successor or Rockwood						Predecessor
						Period from November 21, 2000 through December 31, 2000	Period from January 1, 2000 through November 20, 2000
	Year Ended December 31,
(millions)
	2004	2003	2002	2001	2000(1)
Net (loss) income	$(148.2)	$(72.0)	$(55.2)	$(42.1)	$(24.1)	$(31.8)	$7.7
Interest expense, net	127.7	85.8	88.2	89.3	56.3	10.9	45.4
Income tax provision (benefit)	13.0	(9.5)	(5.5)	0.6	5.1	(4.8)	9.9
Depreciation and amortization	115.2	52.4	46.3	74.7	72.2	10.6	61.6

EBITDA	$107.7	$56.7	$73.8	$122.5	$109.5	$(15.1)	$124.6

(11)
EBITDA, as defined above, contains the following non-cash charges and gains for which adjustment is permitted under our senior secured credit agreement, each of which is described under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Special Charges:

	Successor or Rockwood						Predecessor
						Period from November 21, 2000 through December 31, 2000	Period from January 1, 2000 through November 20, 2000
	Year Ended December 31,
(millions)
	2004	2003	2002	2001	2000(1)
Asset impairment	$11.0	$35.0	$50.0	$—	$—	$—	$—
Write-off of deferred debt issuance costs	25.1	36.9	—	—	—	—	—
Foreign exchange loss (gain)	113.2	18.5	24.6	(9.6)	19.3	16.7	2.6

	$149.3	$90.4	$74.6	$(9.6)	$19.3	$16.7	$2.6

(12)
In addition to non-cash charges and gains, our EBITDA contains the following other special charges and gains for which adjustment is permitted under our senior secured credit agreement, each of which is described under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Special Charges:

	Successor or Rockwood						Predecessor
						Period from November 21, 2000 through December 31, 2000	Period from January 1, 2000 through November 20, 2000
	Year Ended December 31,
(millions)
	2004	2003	2002	2001	2000(1)
Systems/organization establishment expenses	$4.8	$1.6	$1.5	$2.6	$3.7	$3.7	$—
Incentive plan expenses	—	—	—	—	9.4	—	9.4
Inventory write-up reversal	61.1	0.1	—	9.0	8.8	8.8	—
Stamp duty tax	4.0	—	—	—	—	—	—
Business interruption costs and insurance recovery	—	(4.5)	(2.2)	1.3	—	—	—
Cancelled acquisition and disposition costs	0.5	1.9	0.3	1.2	0.9	—	0.9
Loss on receivables sold	—	—	1.2	1.2	—	—	—
Loss from disposed businesses	0.8	—	—	—	—	—	—
Restructuring and related charges	1.1	1.9	1.2	9.7	5.1	—	5.1
Patent litigation expense	—	—	—	—	6.5	0.5	6.0
Costs incurred related to debt modifications	1.0	1.4	—	—	—	—	—
Cancelled financing costs	—	—	—	2.5	—	—	—
Other	2.1	—	0.1	—	—	—	—

	$75.4	$2.4	$2.1	$27.5	$34.4	$13.0	$21.4

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to the Dynamit Nobel Acquisition consummated on July 31, 2004. In connection with the Dynamit Nobel Acquisition, we entered into new financing arrangements and significantly altered our capital structure. The historical financial information of Rockwood during the periods prior to the Dynamit Nobel Acquisition included in this Annual Report does not reflect the significant impact the Dynamit Nobel Acquisition has had and will have on us. The results of operations of Dynamit Nobel for the five-month period ended December 31, 2004 starting on the date the Dynamit Nobel Acquisition was consummated are included in our consolidated financial statements for the year ended December 31, 2004.

        The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth under "Business—Risk Factors" and "Information Concerning Forward-Looking Statements." You should read the following discussion and analysis together with "Selected Financial Data," and our consolidated financial statements and the notes to those statements that appear elsewhere in this Annual Report. Amounts may not recalculate due to rounding differences.

        Given the significance of the Dynamit Nobel Acquisition we have included a limited discussion of the results of our operations on a pro forma basis as if the Dynamit Nobel Acquisition had taken place at the beginning of 2004. See "—Results of Operations Pro Forma Net Sales, Net Income (Loss) and Adjusted EBITDA" below. The results of operations on a pro forma basis also assumes the pigments and dispersions acquisition and the Groupe Novasep combination had also taken place at the beginning of 2004.

        The Groupe Novasep combination was completed on December 31, 2004 and is included in our consolidated balance sheets as of that date; however, no results of operations are reflected in the historical income statements.

General

        We are a global developer, manufacturer and marketer of technologically advanced, high value-added specialty chemicals and advanced materials. We serve more than 60,000 customers across a wide variety of industries and geographic areas. Since the completion of the Dynamit Nobel acquisition, we operate through seven business segments: (1) Performance Additives; (2) Specialty Compounds; (3) Electronics; (4) Specialty Chemicals; (5) Titanium Dioxide Pigments; (6) Advanced Ceramics; and (7) Groupe Novasep. Of these seven segments, we acquired Specialty Chemicals, Titanium Dioxide Pigments, Advanced Ceramics and Custom Synthesis (now known as our Groupe Novasep segment) in the Dynamit Nobel acquisition.

        Our net sales consist of sales of our products, net of sales discounts, product returns and allowances. Sales are primarily made on a purchase order basis.

        Our cost of products sold consists of variable and fixed components. Our variable costs are proportional to volume and consist principally of raw materials, packaging and related supplies, certain energy costs, and certain distribution costs including inbound, outbound, and internal shipping and transfer costs. Our fixed costs are not significantly impacted by production volume and consist principally of certain fixed manufacturing costs and other distribution network costs, including warehousing. Fixed manufacturing costs comprise headcount-related costs and overhead, including depreciation, periodic maintenance costs, purchasing and receiving costs, inspection costs and certain energy costs.

        Our selling, general and administrative expenses include research and development costs, sales and marketing, divisional management expenses and corporate services including cash management, legal, benefit plan administration and other administrative and professional services.

        We financed the Dynamit Nobel Acquisition primarily through the proceeds of net equity investments in Rockwood Holdings of $404.0 million from KKR and DLJMB, term loans of approximately $1,454.2 million and a senior subordinated loan facility of approximately $854.5 million, as described in detail under "—Liquidity and Capital Resources" below. Also, we refinanced significant portions of this indebtedness with indebtedness bearing lower interest rates.

        Nonetheless, as a result of the Dynamit Nobel Acquisition, our interest expense currently is, and will continue to be, higher than it was prior to the Dynamit Nobel Acquisition.

        We are focused on growing sales, improving productivity, reducing costs, expanding margins and reducing debt. In connection with this focus, since the KKR acquisition, among other things:

  •
  we reduced overhead costs and eliminated management redundancies. We have begun to implement plans to cut costs, reduce overhead and eliminate duplicative positions in the acquired Dynamit Nobel businesses and the acquired pigments and dispersions business. For example, we closed the former headquarters of Dynamit Nobel in Troisdorf, Germany and will close the New Lebanon, New York manufacturing facility of our Advanced Ceramics segment in May 2005 and implement other restructuring measures at our Specialty Chemicals and Groupe Novasep segments. In addition, we eliminated 37 positions in connection with the acquisition of the pigments and dispersions business of Johnson Matthey Plc. In total, we estimate that we will achieve annual cost savings of approximately $13.0 million in connection with these and other actions;

  •
  we reduced our net working capital as a percentage of net sales by implementing more effective systems to monitor working capital, augmenting further our "just-in-time" inventory management and creating incentives for managers to focus on working capital management; and

  •
  we implemented stringent controls to help ensure that maintenance capital expenditures are appropriate and that expansion capital is in line with both capacity and market demands. We intend to monitor capital expenditures in all of our segments.

Factors Which Affect Our Results of Operations

Our Markets

        Because the businesses in our segments generally serve many unrelated end-use markets, we discuss the principal market conditions on a segment basis rather than a consolidated basis. The principal market conditions in our segments and regions in which we operate that impacted our results of operations during the periods presented include the following:

  Performance Additives

  •
  Although there was a slight improvement in 2002, global political instability and the continued economic slowdown that began in 2001 contributed to a generally soft sales environment in most of 2003. During 2004, a general economic improvement resulted in improved sales by our Performance Additives segment.

  •
  The continued growth in demand in certain North American end-use markets, such as construction, contributed to an increase in sales, specifically in our Color Pigments and Services and Timber Treatment Chemicals businesses. In particular, a continuing trend towards the increased use of colored concrete products in the North American construction market has had a positive effect on our Color Pigments and Services business line. Timber Treatment Chemicals also benefited from high levels of activity in home improvement areas, although growth in demand for treated wood has been impacted by the increasing use of wood substitutes.

  •
  Demand in certain European end-use markets over the last few years has slowed. This affected sales of Color Pigments and Services in the construction market, particularly in Germany, and, in certain regions, sales of Clay-based Additives in the coatings and paint markets. Demand in Europe has improved in the second half of 2004 but we have experienced a decrease in volumes in our Color Pigments and Services business in early 2005.

  •
  The change in the market to environmentally advanced wood treatment chemical products, such as ACQ, and the phase out of CCA for residential use have had a positive impact on our Timber Treatment Chemicals business, which is a leading supplier of these higher margin products.

  •
  In recent years, we exited a number of lower margin product lines in our Clay-based Additives business, which negatively impacted our net sales. We are now focusing on increasing high margin specialty applications to offset these lost sales.

  •
  Raw material costs have increased in general in the Performance Additives segment in 2004 and continue to trend upward currently, particularly in the Timber Treatment Chemicals business. Increased raw material costs for copper and mono-ethanolamine, primary components in the ACQ production process, are expected to continue to increase in the near future. The ability to pass on some or all of these increases is currently uncertain.

  Specialty Compounds

  •
  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. A sustained downturn in the telecommunications market and related sectors caused a significant decline in the volume of our products sold during the first half of 2002. Sales of these products have been relatively stable in 2003 and the first half of 2004 with demand improving moderately in the second half of 2004.

  •
  Most of the other end-use markets for which Specialty Compounds' products are used generally track growth of gross domestic product and as a result, our net sales were negatively impacted during 2002 and were relatively flat in 2003 and 2004. We are focusing more of our efforts towards increasing high margin specialty applications to offset this impact, in particular, thermoplastic elastomers, and less of our efforts in regulated packaging because we have been unable to successfully penetrate this market to date.

  •
  As a result of declining or flat sales, we significantly rationalized our cost structure in the Specialty Compounds segment through headcount reductions and other cost cutting measures.

  •
  Raw material costs have increased in the Specialty Compounds segment during 2004 and continue to trend upward. This is particularly true with respect to PVC and plasticizers, primary components in the production of wire and cable products. Also, we expect the price of ammonium octamolybdate, another key raw material used in the production of wire and cable products, to increase in 2005. The ability to pass on some or all of these increases is currently uncertain.

  Electronics

  •
  Demand for our Electronics products generally follows the activity levels of semiconductor and printed circuit board manufacturers. The global semiconductor and printed circuit board markets are cyclical in nature. These markets witnessed a sustained downturn in 2002 and most of 2003, which significantly impacted the volume of our products sold in the three business lines within our Electronics segment. Although the timing and severity of such impact generally varied among the business lines during this period, due to the unusually long duration of that downturn, volumes sold in most of our Electronics business lines (most notably our Wafer Reclaim business line and, to a lesser extent, our Photomasks and Electronic Chemicals business lines) declined through 2003. Market conditions generally improved during 2004, resulting in higher volumes in 2004 as compared to 2003. However, general electronic market conditions in the fourth quarter of 2004 and the first quarter of 2005 appear to indicate that demand for Electronics products has declined.

  •
  The price of certain of our products is insulated to some degree from the effect of changes in the price of semiconductors and printed circuit boards due to the fact that the cost of these products is generally a small component of the cost of the end product. Despite this, in 2004 and continuing into 2005 there has been heavy pricing pressure in certain businesses, particularly wafer reclaim and photomasks, due to very aggressive competition.

  Specialty Chemicals

  •
  Demand for our Surface Treatment products of our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aircraft industries. Overall market conditions for Surface Treatment products in the industries served improved in 2003, following a downturn in 2002 that reflected the slow world economy. During 2004, less favorable global market conditions in the automotive and aircraft industries were offset by more favorable conditions in the steel industry. Despite the less favorable automotive conditions, we have been able to sustain sales growth due to market penetration.

  •
  Demand for our lithium products in the Fine Chemical business line of our Specialty Chemicals segment is generally driven in part by demand of lithium carbonate in industrial applications, the aluminum business, battery products and higher general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Market conditions for lithium products in the industries served have been stable in 2003 and 2004 after a strong 2002 driven by life sciences applications.

  •
  Pricing for lithium products is very competitive, particularly in the butyllithium market.

  Titanium Dioxide Pigments

  •
  Demand for our titanium dioxide products in anatase form is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile form and our functional additives is driven by demand in the coatings, paper and plastics industries. Volumes sold of our titanium dioxide products in anatase form increased from mid-2002 through 2004. In contrast, volumes sold of our titanium dioxide products in rutile form decreased during 2002 due to continued weak global conditions and remained flat in 2003 and 2004. We have experienced a decrease in volume in our titanium dioxide business line in early 2005. In addition, a significant portion of our sales generated in Asia are denominated in euro and, the strengthening of the euro may negatively impact our net sales in this region in 2005 by either resulting in pricing pressure or loss of customers.

  •
  Although price levels of titanium dioxide products in anatase form remained relatively stable globally in 2003, during 2004 we experienced pricing pressure in Europe from global suppliers and in Asia from Chinese suppliers. Although price levels of titanium products in rutile form gradually increased in 2003, during 2004, we experienced pricing pressures.

  Advanced Ceramics

  •
  Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the U.S. As a result of this demographic as well as our market share penetration, the volume of our products used in medical device applications sold have experienced double-digit growth each year since 2001. We expect demand for ceramic components in artificial hip joints to continue to increase.

  •
  Beginning in 2003, the markets for our electronic products stabilized, although we experienced less demand as a result of the shift in the market focus to Asia. Similarly, sales of ceramic products for use in cutting tool products and mechanical applications have been negatively impacted by strong pricing pressure from Asian competitors in 2003 and 2004. We also experienced lower market growth as these applications are for more mature industries.

  Groupe Novasep

  •
  Demand for our custom synthesis chemistries and processes depends to a large extent on the pipeline and lifecycles of pharmaceutical products. The decrease of annual FDA approvals in recent years reflects the slowdown of the development of new molecules in the life-sciences industry. In addition, the average development time of a new drug has increased in recent years, despite pharmaceutical manufacturers' attempts to decrease this development period. Further, merger and acquisition activity in the pharmaceutical industry and overcapacity in the custom synthesis industry has adversely affected the demand for and prices of our products. We also expect demand to be adversely affected by the migration of certain manufacturing processes to China. This trend toward lower demand has been partially offset in recent years, however, by increased demand for pharmaceuticals caused by a growing population worldwide and an aging population in the U.S.

Global Exposure

        We operate a geographically diverse business. Of our 2004 pro forma net sales, 50% were shipments to Europe, 34% to North America (predominately the United States) and 16% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, please see Item 8—Financial Statements and Supplementary Data—Note 3—Segment Information.

        We estimate that we sold to customers in more than 25 countries during this period. Currently, we serve our diverse and extensive customer base with over 99 manufacturing facilities in 25 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability.

        Our sales and production costs are mainly denominated in U.S. dollars or euros. Therefore, our results of operations and financial condition have been historically impacted primarily by the fluctuation of the euro against our reporting currency, the U.S. dollar. The recent increase in the value of the euro has had a positive impact on our net sales, gross profit and operating income reported in our consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002, as a result of our euro-denominated operations being translated into U.S. dollars, but has had a negative impact on the "foreign exchange gain (loss)" component of "other (expenses) income" as a result of our euro-denominated debt being translated into U.S. dollars. Historically, however, our pro forma operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions, particularly in our Groupe Novasep segment.

Raw Materials

        Raw materials constituted approximately 48% of our 2004 pro forma cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 2% of our pro forma cost of products sold in 2004. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations business. We cannot accurately predict the impact of any future raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers.

Energy Costs

        In 2004, energy purchases represented approximately 4% of Rockwood's historical cost of products sold and 5% of Dynamit Nobel's historical cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. Accordingly, the cost of products sold for these businesses increased when the price of natural gas in North America increased significantly in the first quarter of 2003 and then again in 2004 due to global political conditions and extreme weather conditions.

Income Taxes

        As of December 31, 2004, we have global tax loss carryforwards (excluding state and local amounts) of approximately $393.2 million which expire in years 2005 through 2024 and $202.4 million with no current expiration date. For financial reporting purposes, a valuation allowance has been recognized to reduce the deferred tax assets related to certain tax loss carryforwards for which it is more likely than not that the related tax benefits will not be realized. Our net deferred tax assets include certain amounts of tax loss carryforwards as well as certain tax deductible temporary differences which we believe are realizable through a combination of future taxable income, reversal of deferred tax liabilities and anticipated tax planning strategies. Failure to achieve future taxable income might affect the ultimate realization of any remaining recorded net deferred tax assets. In addition, a significant issuance of our common stock or a significant shift in ownership of our currently outstanding common stock may result in an ownership change under the Internal Revenue Code of 1986, as amended, that may subject our federal net operating loss carryforwards to an annual usage limitation, which could limit our ability to use our federal net operating loss carryforwards to offset our post-ownership-change taxable income.

Acquisitions

        Since February 2002, pursuant to our business strategy of achieving profitable growth through selective acquisitions, we have acquired seven businesses at purchase prices ranging from approximately $3.0 million (a Canadian color pigments asset acquisition by our Performance Additives segment) to $1,968.5 million (the four businesses of Dynamit Nobel); and combined the three business lines of our Custom Synthesis segment (now known as our Groupe Novasep segment) with the businesses of Groupe Novasep SAS.

        We accounted for the Dynamit Nobel Acquisition using the purchase method of accounting. We have allocated the estimated total purchase price to the assets acquired and liabilities assumed of Dynamit Nobel based on management's estimates of their fair values. We retained independent valuation specialists to assist in the determination of fair value of a significant portion of these assets, including property, plant and equipment and identified intangible assets. The consolidated statements of operations for the year ended December 31, 2004 reflect the results of operations of the Dynamit Nobel businesses since July 31, 2004. See Item 8—Financial Statements and Supplementary Data—Note 2—Acquisitions, Note 6—Goodwill and Note 7—Other Intangible Assets.

        The allocation of purchase price to the identifiable assets acquired is complete, except that the purchase price is subject to possible post-closing adjustments, including adjustments related to Closing Net Financial Debt and Closing Working Capital (as each term is defined in the Sale and Purchase Agreement dated April 19, 2004). mg technologies ag has notified us of several adjustments which would result in our paying an additional €34.7 million; however, we have notified mg technologies ag of counterclaims in the aggregate of €19.6 million. We believe the potential future consideration due to mg technologies ag ranges from zero to several million dollars. We expect to finalize this matter within the next 12 months. Finalization of this amount may change the recorded amount of goodwill, net of tax, as applicable.

        The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill and this indefinite-lived asset is subject to annual impairment review. Goodwill in the transaction totaled $941.6 million at December 31, 2004. This represents a $29.1 million increase to goodwill from the initial allocation of the purchase price contained in our September 30, 2004 balance sheet and was primarily due to refinement and reallocation of identifiable asset valuation estimates by the independent appraiser and the recognition of additional liabilities for which management was seeking additional information and did not have sufficient information to record as of September 30, 2004.

        In September 2004, one of our subsidiaries acquired the pigments and dispersions business of Johnson Matthey Plc. and in connection therewith borrowed €41.9 million (or $50.4 million based on the September 27, 2004 exchange rate of €1.00=$1.2029) under a term loan of the senior secured credit facilities.

        In December 2004, we completed a combination (total purchase price of approximately $148.2 million including assumed debt of $48.6 million; cash purchase price including fees and acquisition costs of $74.5 million (€54.9 million); and the shares contributed to the management of the new combined company valued at $39.7 million less cash acquired of $14.6 million) of the three business lines of our Custom Synthesis segment (now known as our Groupe Novasep segment) with Groupe Novasep SAS. As a result of the combination, we own approximately 79% of the combined new Groupe Novasep. We believe this combination strengthens this segment by joining together Groupe Novasep SAS' proprietary separation technologies with our capabilities of developing and manufacturing advanced intermediates and active ingredients for the pharmaceutical and performance chemical industries, which we expect will position us better in this highly competitive market.

        We accounted for the Groupe Novasep combination using the purchase method of accounting. We have allocated the total estimated purchase price to the assets acquired and liabilities assumed of Groupe Novasep SAS based on preliminary estimates of their fair values. This purchase accounting is not yet complete; we expect to finalize this by the third quarter of 2005. We retained independent valuation specialists to assist in the determination of a fair value of a significant portion of these assets, including property, plant and equipment and identified intangible assets. Since the final appraisals are not yet complete we have not yet completed our allocation of the purchase price and expect to make adjustments to the preliminary allocations in subsequent periods. The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill and this indefinite lived asset is subject to annual impairment review. Based on the preliminary allocation of the total estimated purchase price, goodwill in the transaction totaled $60.9 million at December 31, 2004. We expect this amount will change at a subsequent date when we finalize the purchase accounting for the Groupe Novasep combination.

Special Charges

        During the periods presented, we have incurred certain special charges, substantially in connection with the process of refocusing and restructuring the historic Rockwood businesses after the completion of the KKR acquisition and the establishment of the post-acquisition corporate entity that incorporates the four business segments acquired in the Dynamit Nobel Acquisition. These items include the following:

  •
  Non-recurring charges/gains:

  •
  Systems/organization establishment expenses: These expenses include:

  •
  costs of $0.3 million, $1.6 million and $1.6 million in 2004, 2003 and 2002, respectively, that arose in connection with the KKR acquisition and our resulting organization as a stand-alone company and expenses primarily relating to the amortization of sign-on compensation arrangements for key executives;

  •
  costs of $2.1 million incurred during 2004 relating to the integration of the business acquired in the Dynamit Nobel Acquisition. We expect to incur additional integration costs in 2005; and

  •
  professional fees of $1.9 million incurred during 2004 in connection with the initial implementation of systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002. We have previously estimated non-recurring costs of approximately $3.5 million to complete initial Sarbanes-Oxley compliance. However, this estimate was prepared based on our original compliance timetable of the year ending December 31, 2005. Given the recent extension of the compliance deadline until the year ended December 31, 2006, and the expectations articulated in SEC Release 33-8545 that announced this extension, we are reevaluating the scope and estimated cost of our documentation and initial compliance plan.

  •
  Inventory write-up reversal: Under Statement of Financial Accounting Standard No. 141, Business Combinations, all inventories acquired in an acquisition must be revalued to "fair value."

  •
  In connection with the Dynamit Nobel Acquisition, we allocated approximately $55.4 million of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit, including currency effects, of $60.1 million during 2004, as the inventory was sold in the normal course of business.

  •
  We have also included for 2004 the $1.0 million impact from the reversal of inventory step-ups from the pigments and dispersion acquisition in the Performance Additives segment.

  •
  Stamp duty tax: In June 2004, we paid a stamp duty tax of $4.0 million on certain assets transferred in the United Kingdom in connection with the KKR acquisition.

  •
  Business interruption costs and insurance recovery: We recorded gains in 2002 and 2003 for fire insurance settlements received in connection with fire related costs in our Electronics segment incurred in 2001.

  •
  Costs incurred related to debt modifications: We expensed $1.0 million in December 2004 related to the second amendment of the senior secured credit facilities resulting in a 25 basis point interest rate reduction on our tranche D term loans and in December 2003 expensed $1.4 million in connection with a modification of our then senior credit agreement resulting in a 75 basis point interest rate reduction on $290.0 million of our senior debt.

    •
    Cancelled acquisition and disposition costs: We incurred cancelled acquisition and disposition costs in connection with non-consummated acquisitions and dispositions.

  •
  Non-cash charges:

  •
  Asset impairment: As part of our annual impairment testing, we determined that there were asset impairments in certain businesses within our Electronics segment. These impairments resulted from a significant decline in earnings and operating cash flows, both historical and prospective, based on global economic conditions common to significant competitors, including overcapacity, as well as the erosion of the Electronics segment's business lines' relative competitive position due to continued industry concentration and resulting pricing pressure. Accordingly, we recorded non-cash asset impairment charges to goodwill of $4.0 million, $19.3 million, and $50.0 million, respectively, for the years 2004, 2003 and 2002. Also, we recorded non-cash impairment charges to property, plant and equipment of $7.0 million and $15.7 million in 2004 and 2003, respectively.

  •
  Debt issuance costs:

  •
  In July 2003, we wrote off $36.9 million of deferred debt issuance costs relating to our previous long-term debt that was repaid as part of the July 2003 debt refinancing.

  •
  In July 2004, we wrote off $1.8 million of debt issuance costs related to previous long-term debt that was repaid as part of the Dynamit Nobel Acquisition.

  •
  In October 2004, we wrote off $6.1 million of deferred financing costs in connection with the first amendment of the senior secured credit agreement.

  •
  In November 2004, we wrote off $17.2 million of deferred financing costs in connection with the bridge loan repayments due to the issuance of the 2014 Notes.

  •
  Foreign exchange (loss)/gain: During all periods presented, we have recorded foreign exchange (losses) and gains related to our long-term debt. These amounts reflect $102.0 million during 2004 for the non-cash translation impact on our euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar.

  •
  Losses on asset sales:

  •
  Loss on receivables sold: During 2002, we entered into two receivables sales agreements for which losses were recorded in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." We did not enter into such transactions during 2003 or 2004.

  •
  Loss on disposed business: During 2004, we incurred a loss of $0.8 million in connection with the disposition of a business in our Groupe Novasep segment.

  •
  Restructuring charges: A net charge of $1.2 million was recorded in 2002 to reflect the difference between estimated and actual costs of the 2001 restructuring programs. Additional restructuring charges of $1.8 million and $1.1 million were recorded in 2003 and 2004, respectively, for miscellaneous restructuring activities.

  •
  Expenses paid in connection with the Dynamit Nobel Acquisition: We incurred foreign exchange losses of $10.9 million on foreign currency derivative agreements that we entered into in connection with the Dynamit Nobel Acquisition.

Special Note Regarding Non-GAAP Financial Measures

        A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. From time to time in this management's discussion and analysis, we disclose non-GAAP financial measures, primarily Adjusted EBITDA, as defined below.

  Definition of Adjusted EBITDA

        All presentations of consolidated Adjusted EBITDA contained in this report are calculated using the definition set forth in the senior secured credit agreement. Adjusted EBITDA, which is referred to under the senior secured credit agreement as "Consolidated EBITDA," is defined in the senior secured credit agreement as consolidated earnings (which, as defined in the senior secured credit agreement, equals income (loss) before the deduction of income taxes of Rockwood Specialties Group, Inc. and the Restricted Subsidiaries (as such term is defined in the senior secured credit agreement), excluding extraordinary items) plus:

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

  •
  expenses paid by us or any of our subsidiaries in connection with the Dynamit Nobel Acquisition, the senior secured credit agreement, the granting of liens under the security documents (as such term is defined in the senior secured credit agreement), the indenture governing the 2014 notes and the offering of the 2014 notes and any other related transactions;

  •
  any expenses or charges incurred in connection with any issuance of debt or equity securities;

  •
  any fees and expenses related to permitted acquisitions;

  •
  any deduction for minority interest expense; and

  •
  items arising in connection with litigation related to our Timber Treatment Chemicals business of our Performance Additives segment;

        less:

  •
  extraordinary gains and non-recurring gains;

  •
  non-cash gains; and

  •
  gains on asset sales,

in all cases, subject to certain exclusions.

        With respect to entities acquired, we include Adjusted EBITDA for such entities in calculating our pro forma Adjusted EBITDA. The adjustments made to the income from continuing operations before income taxes and extraordinary items of such entities directly correlate to the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement.

  Management's Uses

        We use Adjusted EBITDA on a consolidated basis to assess our operating performance. We believe this financial measure on a consolidated basis is helpful in highlighting trends in our overall business because the items excluded in calculating Adjusted EBITDA have little or no bearing on our day-to-day operating performance. It is also the most significant criterion in our calculation of performance-based cash bonuses and our determination of whether certain performance-based stock options vest, both of which are tied to Adjusted EBITDA targets.

        We also use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because our senior secured credit agreement and indentures governing the 2011 notes and 2014 notes contain financial covenants that are determined based on Adjusted EBITDA. These covenants are material terms of these agreements, which are material because they govern substantially all of our long-term debt, which in turn represents a substantial portion of our capitalization. Non-compliance with these financial covenants under our senior secured credit facilities—our maximum total leverage ratio and our minimum interest coverage ratio, in particular—could result in the lenders requiring us to immediately repay all amounts borrowed. Any such acceleration could also lead to the noteholders accelerating the maturity of the 2011 notes and the 2014 notes. In addition, if we cannot satisfy these financial covenants in the indentures governing the 2011 notes and 2014 notes, we cannot engage in certain activities, such as incurring additional indebtedness or making certain payments. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.

        We also use Adjusted EBITDA on a segment basis as the primary measure used by our chief decision maker, who is our Chief Executive Officer, to evaluate the ongoing performance of our business segments and reporting units. On a segment basis, we define Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges determined by our senior management to be non-recurring gains and charges and certain items deemed by our senior management to have little or no bearing on the day-to-day operating performance of our business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement.

        For presentation purposes within this report we consistently use the computation prescribed under our senior secured credit agreement as described above. Specifically, calculation of Adjusted EBITDA according to the indentures underlying our 2011 and 2014 senior subordinated notes excludes certain adjustments prescribed within the senior secured credit agreement. Given that borrowings under the senior secured credit agreement are secured by most of our assets and given that the calculation does not materially differ from the calculation of Adjusted EBITDA for performance measurement purposes, we believe this is the most appropriate computation of Adjusted EBITDA to present.

  Limitations

        Adjusted EBITDA has limitations as an analytical tool, and should not be viewed in isolation and is not a substitute for U.S. GAAP measures of earnings and cash flows. Material limitations associated with making the adjustments to our earnings and cash flows to calculate Adjusted EBITDA, and using this non-GAAP financial measure as compared to the most directly comparable U.S. GAAP financial measures, include:

  •
  the cash portion of interest expense, net, income tax (benefit) provision, and restructuring as well as non-recurring charges related to securities issuance, acquisition activities, and systems/

    organization establishment, generally represent charges (gains) which may significantly affect funds available to use in our operating, investing and financing activities;

  •
  non-operating foreign exchange gains (losses), although not immediately affecting cash used in investing activities, may affect the amount of funds needed to service our debt if those currency impacts remain in place as we meet our future principal repayment obligations; and

  •
  depreciation, amortization, non-cash (gains) charges and impairment charges, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of the plant, equipment and intangible assets which permit us to manufacture and/or market our products; these items may be indicative of future needs for capital expenditures, for development or acquisition of intangible assets or relevant trends causing asset value changes.

        An investor or potential investor may find any one or all of these items important in evaluating our performance, results of operations, financial position and liquidity. Management compensates for the limitations of using non-GAAP financial measures by using them only to supplement our U.S. GAAP results to provide a more complete understanding of the factors and trends affecting our business.

        Adjusted EBITDA is not an alternative to net (loss) income or operating income or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP. You should not rely on Adjusted EBITDA as a substitute for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliations of Adjusted EBITDA to GAAP financial measures and other financial information, in each case included elsewhere in this report. We also strongly urge you not to rely on any single financial measure to evaluate our business.

Results of Operations

Actual Results of Operations

        The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net loss is set forth below), including as a percentage of net sales, for the periods presented. See Note 3—Segment Information to Rockwood's audited consolidated financial statements included in Item 8 Financial Statements and Supplementary Data for segment information and reconciliation to consolidated net income.

	Year Ended December 31,
($ in millions)
	2004	2003	2002
Statement of operations data:
Net sales:
Performance Additives	$630.9	$477.3	$443.8
Specialty Compounds	200.4	176.4	168.8
Electronics	168.1	143.6	147.3
Specialty Chemicals	321.1	—	—
Titanium Dioxide Pigments	175.7	—	—
Advanced Ceramics	146.3	—	—
Groupe Novasep	101.0	—	—

Total net sales	1,743.5	797.3	759.9
Gross profit	475.9	215.9	217.4
	27.3%	27.1%	28.6%
Selling, general and administrative expenses	327.7	118.0	112.9
	18.8%	14.8%	14.9%
Impairment charges	11.0	35.0	50.0
Restructuring charges	1.1	1.8	1.2
Operating income (loss):
Performance Additives	115.4	84.1	81.7
	18.3%	17.6%	18.4%
Specialty Compounds	20.7	16.1	19.2
	10.3%	9.1%	11.4%
Electronics	(3.2)	(24.8)	(29.7)
	(1.9%)	(17.3%)	(20.2%)
Specialty Chemicals	16.3	—	—
	5.1%	—%	—%
Titanium Dioxide Pigments	16.0	—	—
	9.1%	—%	—%
Advanced Ceramics	2.8	—	—
	1.9%	—%	—%
Groupe Novasep	4.8	—	—
	4.8%	—%	—%
Corporate costs	(36.7)	(14.3)	(17.9)

Total operating income	136.1	61.1	53.3
Other (expense) income:
Interest expense, net	(127.7)	(85.8)	(88.2)
Refinancing expenses	(26.1)	(38.3)	—
Foreign exchange loss, net	(113.2)	(18.5)	(24.6)
Other, net	(4.3)	—	(1.2)

Loss before taxes	(135.2)	(81.5)	(60.7)
Income tax provision (benefit)	13.0	(9.5)	(5.5)

Net loss	$(148.2)	$(72.0)	$(55.2)

Adjusted EBITDA:
Performance Additives	149.2	112.5	106.4
	23.6%	23.6%	24.0%
Specialty Compounds	28.8	23.9	26.0
	14.4%	13.5%	15.4%
Electronics	28.9	24.8	33.4
	17.2%	17.3%	22.7%
Specialty Chemicals	60.0	—	—
	18.7%	—%	—%
Titanium Dioxide Pigments	37.8	—	—
	21.5%	—%	—%
Advanced Ceramics	35.8	—	—
	24.5%	—%	—%
Groupe Novasep	23.0	—	—
	22.8%	—%	—%
Corporate costs	(31.1)	(11.7)	(15.4)

Total Adjusted EBITDA	$332.4	$149.5	$150.4

        The following tables present the changes in the major components of our operations on a historical basis in dollars and percentages.

	Change: 2004 versus 2003					Change: 2003-2002
($ in millions)	Total	% Change	FX Effect(1)	Acquisitions Divestitures net	Other	Total	% Change	FX Effect(1)	Acquisitions Divestitures net	Other
Statement of operations data:
Net sales:
Performance Additives	$153.6	32.2%	$14.6	$32.4	$106.6	$33.5	7.5%	$16.2	$9.7	$7.6
Specialty Compounds	24.0	13.6%	6.1	—	17.9	7.6	4.5%	5.8	—	1.8
Electronics	24.5	17.1%	7.3	2.7	14.5	(3.7)	-2.5%	6.6	—	(10.3)
Specialty Chemicals	321.1		—	321.1	—	—		—	—	—
Titanium Dioxide Pigments	175.7		—	175.7	—	—		—	—	—
Advanced Ceramics	146.3		—	146.3	—	—		—	—	—
Groupe Novasep	101.0		—	101.0	—	—		—	—	—

Total net sales	946.2	118.7%	28.0	779.2	139.0	37.4	4.9%	28.6	9.7	(0.9)
Gross profit	260.0	120.4%	4.5	208.7	46.8	(1.5)	-0.7%	5.3	3.7	(10.5)
Selling, general and administrative expenses	209.7	177.7%	5.6	181.0	23.1	5.1	4.5%	4.4	1.7	(1.0)
Impairment charges	(24.0)					(15.0)
Restructuring charges	(0.7)					0.6

Total operating expenses	185.0	119.5%	5.6	181.0	23.1	(9.3)	-5.7%	4.4	1.7	(1.0)
Operating income (loss):
Performance Additives	31.3	37.2%	1.0	(0.6)	30.9	2.4	2.9%	1.1	2.0	(0.7)
Specialty Compounds	4.6	28.6%	0.3	0.0	4.3	(3.1)	-16.1%	(0.3)	—	(2.8)
Electronics	21.6	87.1%	(1.8)	(5.6)	29.0	4.9	-16.5%	0.2	—	4.7
Specialty Chemicals	16.3			16.3	—	—		—	—	—
Titanium Dioxide Pigments	16.0			16.0	—	—		—	—	—
Advanced Ceramics	2.8			2.8	—	—		—	—	—
Groupe Novasep	4.8			4.8	—	—		—	—	—
Corporate costs	(22.4)	156.6%	(0.7)	(6.6)	(15.1)	3.6	-20.1%	(0.1)	—	3.7

Total	75.0	122.7%	(1.2)	27.1	49.1	7.8	14.6%	0.9	2.0	4.9
Other income
(expenses):
Interest expense, net	(41.9)	48.8%	(1.7)	(7.3)	(32.9)	2.4	-2.7%	(2.0)	—	4.4
Foreign exchange (loss) gain, net	(94.7)					6.1
Refinancing expenses	12.2					(38.3)
Other	(4.3)					1.2

Loss before taxes	(53.7)					(20.8)
Income tax provision (benefit)	22.5					(4.0)
Net loss:
Performance Additives	39.8					2.8
Specialty Compounds	(4.3)					(5.3)
Electronics	20.7					10.1
Specialty Chemicals	(24.5)					—
Titanium Dioxide Pigments	(4.2)					—
Advanced Ceramics	(22.0)					—
Groupe Novasep	(18.6)					—
Corporate costs	(63.1)					(24.4)

Total	(76.2)					(16.8)
Adjusted EBITDA:
Performance Additives	36.7	32.6%	2.8	0.7	33.2	6.1	5.7%	3.4	2.2	0.5
Specialty Compounds	4.9	20.5%	0.7	—	4.2	(2.1)	-8.1%	0.9	—	(3.0)
Electronics	4.1	16.5%	(0.4)	(1.4)	5.9	(8.6)	-25.7%	1.1	—	(9.7)
Specialty Chemicals	60.0		—	60.0	—	—		—	—	—
Titanium Dioxide Pigments	37.8		—	37.8	—	—		—	—	—
Advanced Ceramics	35.8		—	35.8	—	—		—	—	—
Groupe Novasep	23.0		—	23.0	—	—		—	—	—
Corporate costs and eliminations	(19.4)	165.8%	(0.7)	(6.4)	(12.3)	3.7	-24.0%	(0.1)	—	3.8

Total	$182.9	122.3%	$2.4	$149.5	$31.0	$(0.9)	-0.6%	$5.3	$2.2	$(8.4)

(1)
The foreign exchange effect was calculated based on the change in the euro to U.S. dollar exchange rate for the applicable period.

Actual year ended December 31, 2004 compared with actual year ended December 31, 2003

Overview

        Net sales increased $946.2 million or 118.7% as a result of the inclusion of five months of operations for the segments acquired as part of the Dynamit Nobel Acquisition ($744.1 million), other acquisitions and favorable currency changes. The sales improvement was also a result of the strong performance of the Performance Additives segment largely stemming from higher North American sales of ACQ products versus CCA products as a result of the ACQ conversion ($66.3 million). Specialty Compounds also had solid net sales growth primarily due to wire and cable sales volume increases ($15.1 million), primarily volume related. The Electronics segment experienced double-digit net sales percentage growth, primarily due to the general recovery in the Electronics sector, as well as the effects of favorable currency effects and acquisitions.

        We also experienced solid operating income and Adjusted EBITDA growth as well for 2004 as compared to 2003 primarily due to the net sales growth described above. Operating income was up $75.0 million, or 122.7%. Adjusted EBITDA was up $182.9 million, or 122.3%. This improvement was also primarily due to the strong performance of the Performance Additives segment (operating income and Adjusted EBITDA up $31.3 million, or 37.2%, and $36.7 million, or 32.6%, respectively, stemming from acquisitions and favorable currency changes and the higher ACQ sales in our Timber Treatment Chemicals business.

        Operating income and Adjusted EBITDA results were negatively impacted by rising raw material costs in several businesses including, among others, PVC in the Specialty Compounds segment and the cost of copper in the Timber Treatment Chemicals business of the Performance Additives segment.

Net sales

        Net sales were $1,743.5 million for 2004 as compared to $797.3 million for 2003. The 118.7% increase is largely due to the Dynamit Nobel Acquisition from the inclusion of $744.1 million of five months of operations for the segments acquired as part of the Dynamit Nobel Acquisition. Other acquisitions accounted for $35.1 million of net sales for 2004 as compared to the same period in 2003. Currency changes positively impacted net sales in 2004 by approximately $28.0 million. The remaining increase was $141.7 million, or 17.8% and is explained below in the segment discussion of net sales.

        Performance Additives.    Net sales for our Performance Additives segment increased $153.6 million or 32.2% over the prior period primarily due to higher sales of our Timber Treatment Chemicals products due to a greater mix of higher priced ACQ products versus CCA products as a result of the ACQ conversion in North America ($66.3 million). Also, our Color Pigments and Services business had stronger volume due to increased demand for construction products ($14.0 million). Also included in net sales were $14.6 million from favorable currency changes and $32.4 million from the impact of acquisitions.

        Specialty Compounds.    Net sales for our Specialty Compounds segment increased $24.0 million or 13.6% over the prior period including the impact of more favorable sales ($15.1 million) in our wire and cable compounds business, primarily volume related, Also, selling prices increased in 2004 due to raw material cost increases. Favorable currency changes of $6.1 million were also experienced in 2004.

        Electronics.    Net sales for our Electronics segment increased $24.5 million or 17.1% over the prior year period primarily due to increase in sales volumes. Pricing pressure ($8.0 million) offset this sales increase in certain businesses.

Gross profit

        Gross profit as a percentage of net sales was 27.3% in 2004 and 27.1% in 2003. Gross profit increased by $260.0 million, primarily due to the Dynamit Nobel Acquisition.

        Gross profit margin was partially impacted by a $61.1 million charge, or 3.5% of net sales, to cost of goods sold in 2004 primarily related to the portion of the purchase price allocated to inventory to reflect manufacturing profit in inventory on the date the Dynamit Nobel Acquisition was consummated. This was recorded as the inventory was sold in the normal course of business during the five months of operations for the segments acquired.

        After recognizing the inventory charge discussed above, the remaining gross margin as a percentage of net sales was 30.8% in 2004, as compared to 27.1% in 2003 primarily due to more favorable mix from ACQ product sales in our Timber Treatment Chemicals business ($27.5 million) and generally higher gross margins from the Dynamit Nobel businesses partially offset by higher raw material costs ($2.9 million) in the Timber Treatment Chemicals business, higher PVC raw material costs in our Specialty Compounds segment ($4.2 million) and pricing pressures within our Wafer Reclaim and Photomasks businesses of our Electronics segment discussed above.

Selling, general and administrative expenses

        Selling, general and administrative expenses, or SG&A, increased primarily due to the Dynamit Nobel Acquisition. SG&A expenses as a percentage of net sales were 18.8% in 2004 as compared to 14.8% in 2003. The increase in SG&A expenses as a percentage of net sales is partially attributable to income in 2003 from fire insurance proceeds of $4.5 million. Also, SG&A expenses in 2004 included $0.8 million of losses related to disposed businesses in the Groupe Novasep segment.

Impairment charges

        As part of our annual goodwill impairment testing in 2004 and 2003, we determined there were goodwill impairments of $4.0 million and $19.3 million, respectively, in certain business lines within our Electronics segment. These impairments resulted from a significant decrease in earnings and operating cash flows during the year of the applicable charge and estimated prospective earnings and operating cash flows based on projections prepared late in the same year. The decline in profitability and cash flows was due to global economic conditions common to significant competitors, including significant pricing pressure in part based on current industry overcapacity and eroding competitive position. We also reviewed these business lines for impairment of property, plant and equipment. As a result, we recorded an impairment charge of $7.0 million and $15.7 million, respectively, in 2004 and 2003 to our property, plant and equipment.

Restructuring charges, net

        We recorded $1.1 million and $1.8 million in 2004 and 2003, respectively, of restructuring charges for miscellaneous restructuring actions.

Operating income

        Operating income increased $75.0 million, or 122.7%. After taking into account the 2004 and 2003 special charges in gross profit and operating expenses, operating margins were 12.7% in 2004 versus 12.4% in 2003, despite increased depreciation and amortization expenses from fair value step-ups associated with the Dynamit Nobel Acquisition.

        Performance Additives.    Operating income increased $31.3 million primarily due to the increase in net sales of Timber Treatment Chemicals due to a greater mix of ACQ products, partially offset by higher raw material costs of $2.9 million as discussed above.

        Specialty Compounds.    Operating income increased $4.6 million primarily due to the increase in net sales partially offset by higher PVC raw material costs as discussed above.

        Electronics.    Operating income increased $21.6 million primarily due to the net increase in sales from higher sales volume offset by certain pricing pressures in 2004 and the $4.5 million of fire insurance proceeds in 2003 as discussed above.

        Corporate.    Operating loss at Corporate increased $22.4 million primarily due to higher bonus accruals and higher central costs to operate the significantly larger business due to the Dynamit Nobel Acquisition. Also, $5.6 million of special charges were incurred at Corporate in 2004 including costs related to the integration of the Dynamit Nobel Acquisition and initial costs related to Sarbanes-Oxley compliance.

Other income (expenses)

        Interest expense, net.    During the years ended December 31, 2004 and 2003, interest expense, net, included a gain of $6.0 million and a loss of $6.0 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross currency hedging instruments as well as $5.6 million and $4.3 million, respectively, of amortization expense related to deferred financing costs. This amortization decreased in 2004 due to the effect of the July 2003 debt refinancing, and the acquisition financings (see "—Liquidity and Capital Resources"), which substantially reduced our deferred financing cost balance. Currency changes increased interest expense, net by $1.7 million. The remaining increase of $43.6 million was primarily due to higher debt levels from the Dynamit Nobel Acquisition.

        Foreign exchange loss.    During the year ended December 31, 2004, the foreign exchange loss reflected the non-cash currency impact on our euro-denominated debt of the strengthening of the British pound against the euro and also included a $10.9 million mark-to-market realized loss on certain foreign currency call options (see "—Liquidity and Capital Resources—Liquidity—Foreign currency related transactions"). During the year ended December 31, 2003, the foreign exchange loss reflected the non-cash currency impact on our euro-denominated debt of the strengthening of the euro against the U.S. dollar.

        Other, net.    Primarily represents stamp duty tax of $4.0 million paid during 2004 in connection with the KKR acquisition.

Provision for income taxes

        The effective income tax rate for 2004 was 9.6%. The current year effective tax rate was negatively impacted by 6.1% due to foreign tax differential, 31.3% due to the expected inability to realize tax benefits on losses incurred in the U. S., Switzerland, Italy and the U.K. and by 3.9% due to certain costs incurred on derivatives in connection with the Dynamit Nobel Acquisition that are not deductible for tax purposes.

Net loss

        Net loss for 2004 was $148.2 million as compared to a net loss of $72.0 million for 2003 for the reasons discussed above.

Adjusted EBITDA

        Performance Additives.    Adjusted EBITDA for our Performance Additives segment increased from $112.5 million to $149.2 million, or 32.6%, primarily due to the increase in sales of Timber Treatment Chemicals due to a greater mix of ACQ products, partially offset by higher raw material costs specifically in the third quarter of 2004. Adjusted EBITDA as a percentage of net sales was the same in 2004 as in 2003.

        Specialty Compounds.    Adjusted EBITDA for our Specialty Compounds segment increased from $23.9 million to $28.8 million, or 20.5%, primarily due to the increase in sales volume partially offset by higher PVC raw material costs as discussed above. Adjusted EBITDA as a percentage of net sales was higher in 2004 than in 2003.

        Electronics.    Adjusted EBITDA for our Electronics segment increased from $24.8 million to $28.9 million or 16.5% primarily due to the increase in net sales with higher sales volume offset by certain pricing pressures as discussed above. Adjusted EBITDA as a percentage of net sales was lower in 2004 than in 2003.

        Corporate.    Adjusted EBITDA loss at Corporate increased from $11.7 million to $31.0 million primarily due to higher professional fees and other costs related to the Dynamit Nobel Acquisition.

Year ended December 31, 2003 compared to year ended December 31, 2002

Overview

        Our net sales increased $37.4 million or 4.9% in 2003 over 2002 that included the favorable impact of currency changes, acquisitions and sales increases within the Performance Additives segment. Performance Additives sales were up $33.5 million, or 7.5%, due to a greater mix of ACQ products versus CCA products within the Timber Treatment Chemicals business, offset by the generally difficult global economic and political conditions in 2003 and the unusually severe weather, particularly impacting our Color Pigments and Services volume. Net sales in our Specialty Compounds segment were up in 2003, increasing $7.6 million, or 4.5% due to higher wire and cable product pricing. Net sales in our Electronics segment decreased $3.7 million, or 2.5% due to the continued slowdown in the semiconductor and printed circuit board industries experienced in 2003.

        We had a $7.8 million, or 14.6%, increase in operating income in 2003. However, we had a $0.9 million, or 0.6%, decrease in Adjusted EBITDA. Operating income and Adjusted EBITDA for our Performance Additives segment were up due to acquisitions and favorable currency changes in 2003. The impact of the sales increase was offset by generally higher energy, depreciation, and insurance costs as well as higher marketing costs related to the ACQ conversion and higher rent expense at our Water Treatment Chemicals business due to a sale/leaseback transaction. Operating income and Adjusted EBITDA for our Specialty Compounds segment decreased $3.1 million, or 16.1%, and $2.1 million, or 8.1%, respectively, as higher PVC and insurance costs offset the impact of the small sales increase. Operating income for our Electronics segment increased $4.9 million as lower goodwill impairment charges offset the impact of the sales decrease. Adjusted EBITDA for our Electronics segment decreased $8.6 million due to the impact of the sales decrease and higher insurance costs. Corporate operating expense decreased $3.6 million, or 20.1%, due to lower bonus payments and lower discretionary spending. Corporate Adjusted EBITDA loss decreased $3.7 million, or 24.0%, for the same reason.

Net sales

        Net sales for the year ended December 31, 2003 increased as compared to the year ended December 31, 2002, principally due to currency changes and acquisitions, primarily Southern Color, within our Color Pigments and Services business in the Performance Additives segment. Included in this increase were 2003 sales aggregating $18.0 million. Included in 2002 net sales were sales aggregating $8.3 million from our pool and spa accessories business line within our Water Treatment Chemicals business in the Performance Additives segment which was divested in October 2002, and G.D. Holmes, a division of our Clay-based Additives business in the Performance Additives segment which was shut down in late 2002. The remaining decrease in net sales of $0.9 million represented an increase in our Performance Additives segment of $7.6 million, an increase in our Specialty Compounds segment of $1.8 million, and a decrease in our Electronics segment of $10.3 million.

        Performance Additives.    Net sales for our Performance Additives segment increased due primarily to currency changes and acquisitions (primarily Southern Color) offset by 2002 net sales from our divested pool and spa accessories business line and discontinued G.D. Holmes division. The remaining increase in net sales of $7.6 million was primarily due to a greater mix of ACQ products versus CCA products within the Timber Treatment Chemicals business line, offset in part by the generally difficult global economic and political conditions and the unusually severe weather, particularly impacting our Color Pigments and Services volume in 2003 as well as Timber Treatment Chemicals and Water Treatment Chemicals businesses, during certain portions of 2003.

        Specialty Compounds.    Net sales for our Specialty Compounds segment increased primarily due to currency changes with the remaining increase in net sales of $1.8 million primarily due to more favorable pricing of certain products in our wire and cable compounds business.

        Electronics.    Net sales for our Electronics segment decreased primarily due to the continued slowdown in the semiconductor and printed circuit board industries and the resulting pricing pressure and volume declines experienced particularly in our Wafer Reclaim business. Pricing pressure was also experienced in our Photomasks business. These declines were offset in part by currency changes. Conditions in certain of our Electronics businesses improved near the end of 2003 due to improvement in general market conditions in the industries served.

Gross profit

        Gross profit was 27.1% of 2003 net sales, as compared to 28.6% of 2002 net sales. Gross profit decreased $1.5 million in 2003 despite an increase of $5.3 million due to currency changes. Also, gross profit included in 2003 $4.9 million in the aggregate from acquisitions, primarily Southern Color, while gross profit in 2002 included $1.2 million in the aggregate from the divested businesses discussed above. In Performance Additives, we benefited from currency changes and our 2003 acquisitions offset by our divestitures mentioned above, and the greater mix of ACQ products in our Timber Treatment Chemicals business line largely offset by generally higher energy costs experienced in 2003, the impact of lower Titanium Dioxide Pigments volume and higher depreciation expenses. In Specialty Compounds, higher PVC raw material costs offset the improvement due to product sales mix discussed above and favorable currency impact. In Electronics, apart from the currency impact, we experienced the net sales decrease discussed above and higher depreciation expense.

Selling, general and administrative expenses

        SG&A increased primarily due to currency changes but was essentially flat as a percentage of net sales. Included in 2003 SG&A was $2.3 million, primarily related to Southern Color, and 2002 SG&A included $0.6 million from our divested pool and spa accessories business line and discontinued G.D. Holmes division. Also included in SG&A in 2003 and 2002 was $0.8 million and $0.5 million, respectively, of net reductions in SG&A expense due to certain non-cash and non-recurring charges/credits. The non-cash and non-recurring charges related to the amortization of sign-on compensation arrangements for key executives in both periods, non-consummated acquisition efforts in 2003 and insurance recoveries on proceeds of $4.5 million and $2.2 million in 2003 and 2002, respectively, from fire damage to one of our plants in 2001. The remaining decrease in SG&A resulted from lower bonus expense and discretionary spending offset in part by higher general insurance costs, higher marketing costs related to the ACQ conversion in our Timber Treatment Chemicals business and higher rent expense at our Water Treatment Chemicals business due to a sale leaseback transaction consummated at the end of the second quarter of 2002.

Impairment charges

        As part of our annual goodwill impairment testing in late 2003 and 2002, we determined there were goodwill impairments of $19.3 million and $50.0 million, respectively, in certain business lines within our Electronics segment. These impairments resulted from a significant decrease in earnings and operating cash flows during the year of the applicable charge and estimated prospective earnings and operating cash flows based on projections prepared late in the same year. The decline in profitability and cash flows was due to global economic conditions common to significant competitors, including significant pricing pressure in part based on current industry overcapacity and eroding competitive position. We also reviewed these business lines for impairment of property, plant and equipment. As a result, we recorded an impairment charge of $15.7 million in 2003 to our property, plant and equipment.

Restructuring charges, net

        We recorded $1.8 million of restructuring charges for miscellaneous restructuring actions covering all of the three reporting segments in 2003. In 2002, we recorded $1.2 million of restructuring expense for adjustments to restructuring reserves from the end of 2001, primarily pension-related.

Operating income

        Operating income increased primarily due to a $15.0 million reduction in asset impairment charges as well as currency changes. Included in 2003 operating income was $2.6 million of operating income, primarily related to Southern Color, offset by 2002 operating income aggregating $0.6 million from our divested pool and spa accessories business line and discontinued G.D. Holmes division. Also included in 2003 and 2002 operating income was $0.8 million and $0.5 million, respectively of net SG&A reductions due to certain non-cash and non-recurring charges/credits discussed above over 2002. Also included in 2003 operating income was $0.6 million of additional restructuring charges over 2002. The remaining operating income decrease of $9.9 million was comprised of decreases of $1.0 million in our Performance Additives segment, $2.4 million in our Specialty Compounds segment, $10.4 million in our Electronics segment, offset in part by a $3.9 million decrease in corporate costs.

        Performance Additives.    Operating income for our Performance Additives segment increased primarily due to currency changes, the operating income from the 2003 acquisitions net of operating income from 2002 divestitures and $0.5 million of lower restructuring charges. The remaining decrease of $1.0 million was due to higher general insurance costs, higher marketing costs related to the ACQ conversion in our Timber Treatment Chemicals business, higher depreciation expense and higher rent expense at our Water Treatment Chemicals business due to the sale leaseback transaction, offset in part by higher gross profit discussed above and lower bonus expense.

        Specialty Compounds.    Operating income for our Specialty Compounds segment decreased $3.1 million primarily due to lower gross profit discussed above, higher general insurance costs, currency changes and the restructuring charges discussed above.

        Electronics.    Operating loss for our Electronics segment declined $4.9 million during 2003 primarily due to the gross profit decrease discussed above along with higher general insurance costs, currency changes and the non-recurring charges discussed above.

        Corporate.    Corporate operating expense decreased due to lower bonus expense and discretionary spending.

Other income (expenses)

        Interest expense, net.    For the years ended December 31, 2003 and 2002, interest expense, net, included $6.0 million and $11.6 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross currency hedging instruments as well as $4.3 million and $6.2 million, respectively, of amortization expense related to deferred financing costs. This amortization decreased in 2003 due to the effect of the July 2003 debt refinancing, which substantially reduced our deferred financing cost balance. Currency changes increased interest expense, net by $2.0 million. The remaining increase of $3.1 million was primarily due to the scheduled increase in the interest rate on our old senior subordinated loan prior to the July 2003 debt refinancing and the interest related to the senior discount notes that were issued in July 2003.

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

Adjusted EBITDA

        Performance Additives.    Adjusted EBITDA for our Performance Additives segment increased primarily due to currency changes. Included in 2003 Adjusted EBITDA was $3.1 million primarily from Southern Color as well as the other small acquisitions. Included in 2002 Adjusted EBITDA was $0.9 million from our pool and spa accessories business line, which we sold during 2002, and G.D. Holmes division, which was discontinued in 2002. Adjusted EBITDA as a percentage of Performance Additives net sales was lower in 2003 than 2002.

        Specialty Compounds.    Adjusted EBITDA for our Specialty Compounds segment decreased primarily due to the lower gross profit discussed above and higher general insurance costs, offset in part by currency exchange rate changes. Adjusted EBITDA as a percentage of Specialty Compounds net sales was lower in 2003 than 2002.

        Electronics.    Adjusted EBITDA for our Electronics segment decreased primarily due to the gross profit decrease discussed above along with higher general insurance costs, offset in part by currency exchange rate changes. Adjusted EBITDA as a percentage of Electronics net sales was lower in 2003 than 2002.

        Corporate.    Adjusted EBITDA loss at Corporate decreased primarily due to reductions in bonuses and discretionary spending including certain professional fees.

Reconciliation of Net Loss to Adjusted EBITDA

        Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income (loss) as the most comparable U.S. GAAP measure. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Year ended December 31,
(millions)
	2004	2003	2002
Net loss	$(148.2)	$(72.0)	$(55.2)
Income tax provision (benefit)	13.0	(9.5)	(5.5)
Interest expense, net	127.7	85.8	88.2
Depreciation and amortization	115.2	52.4	46.3
Asset impairment	11.0	35.0	50.0
Restructuring and related charges	1.1	1.8	1.2
Systems/organization establishment expenses	4.8	1.6	1.6
Cancelled acquisition and disposal costs	0.5	1.9	0.2
Business interruption and insurance recovery	—	(4.5)	(2.2)
Inventory write-up reversal	61.1	0.2	—
Refinancing expenses	26.1	38.3	—
Stamp duty tax	4.0	—	—
Loss (gain) from disposed businesses	0.8	—	—
Foreign exchange loss (gain)	113.2	18.5	24.6
Loss on receivables sold	—	—	1.2
Other	2.1	—	—

Total Adjusted EBITDA	$332.4	$149.5	$150.4

Pro Forma Net Sales, Net Income (Loss) and Adjusted EBITDA

        Our company has changed significantly since the Dynamit Nobel Acquisition. Our historical results of operations on an actual basis for 2004, presented immediately prior to this pro forma information, include only the results of operations for the four segments acquired as part of the Dynamit Nobel Acquisition since the consummation date of July 31, 2004 in accordance with accounting principles generally accepted in the United States, which we refer to as U.S. GAAP in this report. As such, we believe the following supplemental pro forma information is helpful in highlighting trends by segment and on a consolidated basis. The following supplemental pro forma net sales, net income (loss) and Adjusted EBITDA is prepared on a pro forma basis as if the Dynamit Nobel Acquisition, the pigments and dispersions acquisition and the Groupe Novasep combination had occurred at January 1, 2004. The following supplemental pro forma information is provided for informational purposes only and is not intended to be indicative of the results that would have actually been attained had the Dynamit Nobel Acquisition, the pigments and dispersions acquisition and the Groupe Novasep combination occurred as of January 1, 2004 or that may be attained in the future. The supplemental pro forma information has been prepared based upon currently available information and assumptions that we believe are reasonable. Such currently available information and assumptions may prove to be inaccurate over time.

        The following table presents net sales, net income (loss) and Adjusted EBITDA for the year ended December 31, 2004 on a pro forma basis:

(millions)	Pro Forma Net Sales	Pro Forma Net Income (Loss)	Pro Forma Adjusted EBITDA
Year Ended December 31, 2004:
Performance Additives	$674.8	$84.9	$154.9
Specialty Compounds	200.4	12.2	28.8
Electronics	168.1	(6.7)	28.9
Specialty Chemicals	759.6	16.8	141.4
Titanium Dioxide Pigments	422.0	11.6	84.6
Advanced Ceramics	349.5	(0.3)	80.3
Groupe Novasep	338.6	(1.1)	61.1
Corporate	—	(205.0)	(40.1)

Total	$2,913.0	$(87.6)	$539.9

See the reconciliation of pro forma net income (loss) to pro forma Adjusted EBITDA following this section.

Pro forma year ended December 31, 2004

Pro Forma Net Sales

        Net sales on a pro forma basis were $2,913.0 million in 2004. This amount consisted of $674.8 million in the Performance Additives segment, $200.4 million in the Specialty Compounds segment, $168.1 million in the Electronics segment, $759.6 million in the Specialty Chemicals segment, $422.0 million in the Titanium Dioxide Pigments segment, $349.5 million in the Advanced Ceramics segment and $338.6 million in the Groupe Novasep segment.

Pro Forma Net Income (Loss)

        Net loss on a pro forma basis was $87.6 million in 2004. This amount included $84.9 million pro forma net income in the Performance Additives segment, $12.2 million pro forma net income in the Specialty Compounds segment, $6.7 million pro forma net loss in the Electronics segment, $16.8 million pro forma net income in the Specialty Chemicals segment, $11.6 million pro forma net income in the Titanium Dioxide Pigments segment, $0.3 million pro forma net loss in the Advanced Ceramics segment and $1.1 million pro forma net loss in the Groupe Novasep segment. Also included in Adjusted EBITDA on a pro forma basis in 2004 were losses at Corporate of $205.0 million.

Pro Forma Adjusted EBITDA

        Adjusted EBITDA on a pro forma basis was $539.9 million in 2004. This amount included $154.9 million in the Performance Additives segment, $28.8 million in the Specialty Compounds segment, $28.9 million in the Electronics segment, $141.4 million in the Specialty Chemicals segment, $84.6 million in the Titanium Dioxide Pigments segment, $80.3 million in the Advanced Ceramics segment and $61.1 million in the Groupe Novasep segment. Also included in Adjusted EBITDA on a pro forma basis in 2004 were losses at Corporate of $40.1 million.

        Adjusted EBITDA as a percentage of net sales on a pro forma basis was 18.5% in 2004. Adjusted EBITDA as a percentage of net sales on a pro forma basis per segment in 2004 was 23.0% in the Performance Additives segment, 14.4% in the Specialty Compounds segment, 17.2% in the Electronics segment, 18.6% in the Specialty Chemicals segment, 20.0% in the Titanium Dioxide Pigments segment, 23.0% in the Advanced Ceramics segment and 18.0% in the Groupe Novasep segment. Adjusted EBITDA loss at Corporate on a pro forma basis was (1.4)% of net sales in 2004.

Reconciliation of Pro Forma Net Income (Loss) to Pro Forma Adjusted EBITDA for the year ended December 31, 2004

        Because we view Adjusted EBITDA on both a consolidated and segment basis as an operating performance measure, we use net income (loss) as the most comparable U.S. GAAP measure. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of pro forma net income (loss) to pro forma Adjusted EBITDA on a consolidated and segment basis for the year ended December 31, 2004:

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate	Consolidated
Year Ended December 31, 2004
Net income (loss)	$84.9	$12.2	$(6.7)	$16.8	$11.6	$(0.3)	$(1.1)	$(205.0)	$(87.6)
Income tax (benefit) provision	4.7	8.6	(4.6)	38.6	13.5	21.7	25.9	(42.9)	65.5
Interest expense, net	30.0	(0.5)	6.6	47.9	30.9	32.7	10.8	60.2	218.6
Depreciation and amortization	34.2	7.7	20.8	38.1	28.4	25.5	24.1	1.0	179.8
Impairment charges	—	—	11.0	—	—	—	—	—	11.0
Restructuring and related charges	0.5	0.3	—	0.3	—	—	—	—	1.1
Systems/organization establishment expenses	0.2	—	0.2	0.1	—	—	—	4.3	4.8
Acquisition and disposal costs	—	—	0.2	—	—	—	—	0.3	0.5
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0
Loss from disposed businesses	—	—	—	—	—	—	0.8	—	0.8
Refinancing expenses	0.4	0.2	0.1	—	—	—	—	25.4	26.1
Foreign exchange loss (gain)	0.3	—	1.4	(0.9)	—	—	0.2	112.2	113.2
Other	(0.3)	0.3	(0.1)	0.5	0.2	0.7	0.4	0.4	2.1

Total Adjusted EBITDA(a)	$154.9	$28.8	$28.9	$141.4	$84.6	$80.3	$61.1	$(40.1)	$539.9

(a)
Total Adjusted EBITDA does not include estimated annual cost savings from certain restructuring measures that were not realized as of December 31, 2004. In total, we expect to achieve annual cost savings of approximately $17.0 million, of which we have already realized $3.0 million, through actions we have implemented or are in the process of implementing, such as the closure of the former headquarters of Dynamit Nobel in Troisdorf, Germany, the announced closure of the New Lebanon, New York manufacturing facility of our Advanced Ceramics segment and various restructuring measures at our Specialty Chemicals and Groupe Novasep segments, and the elimination of 37 positions in connection with the acquisition of the pigments and dispersions business of Johnson Matthey Plc.

Liquidity and Capital Resources

Cash Flows

        Unless otherwise noted, all amounts below which are denominated in currencies other than the U.S. dollar are converted at December 31, 2004 exchange rates.

        Operating Activities.    Net cash provided by operating activities was $179.6 million and $45.7 million in 2004 and 2003, respectively. Net cash used in operating activities was $3.4 million in 2002. Net cash provided by operating activities increased in 2004 due to operating cash flows generated from the businesses acquired in the Dynamit Nobel Acquisition for the five-month period ended December 31, 2004 and the stronger operating results from the historical Rockwood segments. The change in cash flows from operating activities for 2003 as compared to 2002 was primarily due to a net $50.0 million use of cash in 2002 related to receivables sale transactions. Also, there was a smaller increase in working capital accounts in 2003 compared to 2002.

        Investing Activities.    Net cash used in investing activities was $2,249.9 million in 2004, $48.5 million in 2003, and $30.4 million in 2002. Net cash used for investing activities for the year ended December 31, 2004 includes $2,137.9 million related to the Dynamit Nobel Acquisition, the acquisition of the pigments and dispersions business of Johnson Matthey Plc. and the Groupe Novasep combination. The remaining change in net cash used for investing activities for 2004 as compared to 2003 was primarily due to the 2003 acquisition of Southern Color partially offset by higher capital expenditures related to the businesses acquired in the Dynamit Nobel Acquisition for the five-month period ended December 31, 2004. The increase for 2003 as compared to 2002 was primarily due to the sale-leaseback of one of our subsidiaries' facilities in 2002 along with increases in cash used for acquisitions in 2003, partially offset by insurance proceeds from fire damage received in 2003.

        Financing Activities.    Net cash provided by financing activities was $2,133.4 million in the year ended December 31, 2004 due to net financing proceeds for the acquisitions discussed above of $2,137.9 million, primarily the Dynamit Nobel Acquisition, and equity contributions of $404.0 million for the Dynamit Nobel Acquisition, as well as management equity contributions of $7.0 million. Net cash used in financing activities was $1.2 million in 2003, and $19.1 million in 2002. Net cash used in financing activities during 2002 represented scheduled principal repayments on our then long-term debt.

Liquidity

        Our primary source of liquidity has been and will continue to be cash generated from operations. Our primary liquidity requirements are working capital, debt service, capital expenditures, contractual obligations and acquisitions. Our debt service requirements, and other contractual obligations and commitments over the next several years are significant and are substantially higher than historical amounts. We believe that our currently available sources of liquidity will be sufficient for these needs. Furthermore, any future acquisitions, business combinations or similar transactions will likely require additional capital resources. If our present operating performance and current market conditions continue, we believe that such resources will be available to us for small transactions. We would need to access alternative sources of liquidity for larger acquisitions such as through additional borrowings, equity issuances or other sources. We may not have access to these sources of cash for a variety of reasons. See Item 1—Business—Risk Factors Relating to Our Business.

        We believe that based on current and anticipated levels of operations and conditions in our industry and markets, cash flows from operations and borrowings available under our revolving credit facility will be adequate for 2005 and the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. We are taking restructuring actions to reduce overhead and excess or unprofitable manufacturing capacity, in part to improve our long-term liquidity. As noted in the General section above, we are also applying the same initiatives used after the KKR Acquisition—reducing net working capital as a percentage of net sales through improved systems and manager incentives as well as implementation of stringent controls to help ensure that maintenance capital expenditures are appropriate and that expansion capital expenditures are in line with both capacity and market demands. We expect this to further improve our short and long-term liquidity. If our cash flow from operations and borrowings under our revolving credit facility are insufficient to fund our currently existing liquidity requirements, we may be forced to use other means available to us, such as reduce or delay capital expenditures and seek additional capital. We may not have adequate capital for working capital, future acquisitions, business combinations or similar transactions will be available to us.

        As of December 31, 2004, we had actual total indebtedness of $3,124.1 million. We incurred substantial amounts of debt in connection with the KKR acquisition, including amounts outstanding under our then existing senior credit facilities and our then existing senior subordinated loan facility. As part of the July 2003 debt refinancing, we repaid the borrowings under our then existing senior subordinated loan facility and repaid all amounts outstanding under our then existing senior credit facilities with the proceeds from the then new senior credit facilities and the private offering of the 2011 notes.

        We incurred substantial amounts of debt in connection with the Dynamit Nobel Acquisition. Specifically, we entered into new senior secured credit facilities of approximately $1,454.2 million and a new senior subordinated loan facility of $854.5 million (based on the exchange rate at July 31, 2004). We also received an equity contribution of $404.0 million from proceeds of equity contributions in Rockwood Holdings by affiliates of KKR and DLJMB, (representing an equity contribution in Rockwood Holdings of $425.0 million less $20.0 million used to repay a portion of the additional pay-in-kind notes issued in connection with interest payments on the $70.0 million initial aggregate principal amount of the pay-in-kind notes issued and pay a related fee of $1.0 million). $50.4 million of the term loan was undrawn at the closing of the Dynamit Nobel Acquisition. The proceeds from the acquisition financings were used at the closing of the Dynamit Nobel Acquisition to finance the purchase price of the businesses acquired in the Dynamit Nobel Acquisition, repay all amounts outstanding under our old senior credit facilities (which totaled approximately $442.2 million), repay assumed debt of approximately $129.0 million, fund approximately $20.0 million of cash settlement of derivative transactions related to the Dynamit Nobel Acquisition and pay related fees and expenses. We also assumed certain standby letters of credit and comparable obligations. Approximately $6.1 million of these obligations will have to be renewed upon expiration and will then reduce availability under the revolving credit facility.

        In connection with the Dynamit Nobel Acquisition, we also received equity contributions of approximately $7.0 million in proceeds from equity contributions in Rockwood Holdings by management and certain other employees. Specifically, during September 2004, Rockwood Holdings sold 3,000 shares of common stock to a member of management for gross proceeds of $1.5 million, and during the fourth quarter of 2004, Rockwood Holdings sold 10,950 shares of its common stock to other members of our management and certain other employees for gross proceeds of $5.5 million. In connection with the sale of these shares, pursuant to the stock plan, Rockwood Holdings granted stock options to purchase an aggregate of 61,120 shares of common stock to these members of our management and certain other employees.

        Subsequent to the closing of the Dynamit Nobel Acquisition, on September 27, 2004, we drew the remaining $50.4 million of the term loans in connection with the acquisition of the pigments and dispersions business of Johnson Matthey Plc. In addition, on October 8, 2004, we amended the senior secured credit facilities to borrow an additional $160.0 million and €52.7 million (or $225.5 million in aggregate) of term loans and used the additional borrowings to repay a portion of our senior subordinated loan and to pay related fees. On November 10, 2004, we issued the 2014 notes and used the net proceeds to repay the remaining outstanding borrowings under the senior subordinated loan facility of $260.1 million and €313.2 million (or $664.9 million in the aggregate), plus accrued interest on the remaining outstanding borrowings and pay related fees and expenses and fund general corporate purposes. On November 30, 2004, we repaid a portion ($15.9 million, or €12.8 million) of the assumed debt. On December 10, 2004, we refinanced all outstanding borrowings under the tranche B term loans with new tranche D term loans in order to reduce interest expense.

        On December 31, 2004, we assumed approximately €27.8 million ($37.8 million) plus $10.8 million (or an aggregate of $48.6 million) of debt and approximately €10.7 million (or $14.6 million) in cash, in connection with the combination of the three business lines of our Custom Synthesis segment (now known as our Groupe Novasep segment) with Groupe Novasep SAS. As a result of the combination, our subsidiary Knight Specialite Synthese SAS acquired 66 1/3% of the stock of Groupe Novasep SAS held by outside investors and approximately 3% held by the Groupe Novasep SAS management, and the Groupe Novasep SAS management contributed its remaining stock of 30% of Groupe Novasep SAS to Knight Specialite Synthese SAS in exchange for shares in Knight Specialite Synthese SAS. As a result of the transaction, we own approximately 79% of Knight Specialite Synthese SAS, which has now been renamed Groupe Novasep; management owns the remaining approximately 21%. We used cash on hand to finance this transaction.

        As of March 31, 2005, the Company had outstanding borrowings of $175.0 million under the revolving credit facility. As of April 27, 2005 the Company had outstanding borrowings of $50.0 million under the revolving credit facility.

Contractual Obligations

        The following table details Rockwood's fixed contractual cash obligations as of December 31, 2004:

(millions)	Total	Less than 1 year	2-3 Years	4-5 Years	After 5 years
Debt, including current portion(1)	$4,540.6	$236.9	$524.4	$541.7	$3,237.6
Operating leases	74.7	22.0	24.1	10.8	17.8
Purchase obligations(2)	88.8	81.0	7.1	0.7	—

Total(3)(4)	$4,704.1	$339.9	$555.6	$553.2	$3,255.4

(1)
Amounts represent the expected cash payments of our long-term debt and does not include any fair value adjustments or bond premiums or discounts. Includes estimated scheduled cash interest payments totaling $1,416.5 million. A portion of the debt balance outstanding as of December 31, 2004 contained a variable interest rate component. Therefore, interest was calculated on this portion based upon the average of the rates in effect as of December 31, 2004. See Item 8—Financial Statements and Supplementary Data—Note 8—Long-Term Debt.

(2)
Purchase obligations consists of agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)
Statutory minimum funding requirements for 2005 for defined benefit pension plans are not included as such amounts have not been determined. For 2005, the Company expects to make contributions of approximately $7.2 million to pension trusts and $16.2 million directly to plan participants as benefit payments. Future contributions are not included as they are not fixed either as to timing or amount.

(4)
Obligations relating to eventual settlement of derivative contracts are not included as the timing and amounts are not fixed. These contracts are marked to market with the related liabilities ($38.7 million at December 31, 2004) reflected in "Other liabilities" in the balance sheet.

        Senior secured credit facilities.    The senior secured credit facilities, as amended, consist of:

  •
  tranche A-1 term loans in an aggregate principal amount of €39.1 million (or approximately $53.2 million) and tranche A-2 term loans in an aggregate principal amount of €170.4 (or approximately $231.6 million), each maturing on July 30, 2011 and bearing interest at our option of either (i) Adjusted LIBOR plus 2.50% or (ii) ABR plus 1.25%;

  •
  tranche C term loans in an aggregate principal amount of €274.8 million (or approximately $373.5 million) maturing on July 30, 2012 and bearing interest of Adjusted LIBOR plus 3.00%;

  •
  tranche D term loans in an aggregate principal amount of $1,145.0 million maturing on July 30, 2012 and bearing interest at our option of either (i) Adjusted LIBOR plus 2.25% or (ii) ABR plus 1.00%; and

  •
  a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 23, 2010, bearing interest at our option of either (i) Adjusted LIBOR plus 2.50% or (ii) ABR plus 1.25%.

        The U.S. dollar equivalents of term loans denominated in euros are shown based on the exchange rate on December 31, 2004 of €1.00=$1.3593. In each case, the interest rates per year (other than under the tranche C term loan facility) are subject to step-downs determined by reference to a performance test. Adjusted LIBOR is the London inter-bank offered rate adjusted for statutory reserves. ABR is the alternate base rate, which is the highest of Credit Suisse First Boston's prime rate and the federal funds effective rate plus 1/2 of 1%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the original principal amount. Tranche C and tranche D term loans are payable in January and July of each year at amounts equal to 0.5% of the original principal balance, with the remainder due at the final maturity date.

        The Company's borrowings and the borrowings of Rockwood Specialties Limited under the senior secured credit facilities are guaranteed and secured by assets and pledges of capital stock.

        In addition to the financial covenants described below under "—Covenant Compliance," the Company's senior secured credit facilities contain various affirmative and restrictive covenants. The restrictive covenants limit the Company and its subsidiaries' ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness or to amend documents related to certain indebtedness and to enter into sale leaseback transactions. The affirmative covenants include, among other things, a requirement that we furnish our financial statements to the administrative agent and each lender on or before 90 days after our fiscal year end. We informed our administrative agent and lenders that a default occurred in connection with the furnishing of our 2004 financial statements. We subsequently received a waiver from our lenders regarding this default through April 30, 2005 and we have satisfied this covenant upon the filing of this annual report.

        2011 notes and 2014 notes.    The Company's 2011 notes have an aggregate principal amount of $375.0 million, and mature on May 15, 2011 and the 2014 notes have an aggregate principal amount of €

375.0 million (or approximately $509.7 million) in the case of the euro notes and $200.0 million in the case of the dollar notes, and mature on November 15, 2014. Interest on both the 2011 notes and 2014 notes are payable semi-annually on May 15 and November 15. Interest on the 2011 notes accrues at the rate of 10.625% per year, and interest on the 2014 notes accrues at the rate of 7.625% in the case of euro notes and 7.500% in the case of dollar notes. Certain of our domestic subsidiaries guarantee the 2011 notes and 2014 notes on a senior subordinated unsecured basis.

        The Company's 2011 notes and 2014 notes contain various affirmative and restrictive covenants. The restrictive covenants limit our ability, and the ability of our restricted subsidiaries, to, among other things, incur or guarantee additional indebtedness (as described below under "—Covenant Compliance"); pay dividends or make other equity distributions or repurchase capital stock (as described below under "—Covenant Compliance"); make investments or other restricted payments (as described below under "—Covenant Compliance"); create liens; transfer or sell assets; restrict dividends or other payments to us; engage in transactions with affiliates; and merge or consolidate with other companies or sell substantially all of our assets. The affirmative covenants include, among other things, a requirement that we file our financial statements with the SEC on or before 90 days after our fiscal year end. We notified the trustee that a default occurred under the terms of the indentures governing the 2011 and the 2014 Notes regarding the filing of our 2004 financial statements. We cured this default upon the filing of this annual report.

        Covenant compliance.    In addition to the affirmative and restrictive covenants, the Company's senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA:

  •
  a maximum total leverage ratio: for the twelve-month period ended December 31, 2004, net debt to Adjusted EBITDA must be less than 6.95 to 1; for such period, our ratio equaled 5.48 to 1; and

  •
  a minimum interest coverage ratio: for the twelve-month period ended December 31, 2004, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to-market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.60 to 1; for such period, our ratio equaled 2.59 to 1.

        These covenants are material terms of the senior secured credit agreement. Non-compliance with these covenants could result in a default under the senior secured credit agreement and the lenders could elect to declare all amounts borrowed immediately due and payable. Any such acceleration would also result in a default under the indentures governing the 2011 notes and the 2014 notes, which could lead to the noteholders electing to declare the principal, premium, if any, and interest on the then outstanding notes immediately due and payable.

        The indentures governing the 2011 notes and 2014 notes prohibit us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indentures prohibit us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal-quarter period ended December 31, 2004, the fixed charge coverage ratio equaled 2.59 to 1. These covenants are material terms of the indentures governing the 2011 notes and 2014 notes.

        Given our use of Adjusted EBITDA (see "—Special Note Regarding Non-GAAP Financial Measures" for the definition of Adjusted EBITDA and management's uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA:

	Year ended December 31,
(millions)
	2004	2003	2002
Net cash provided by (used in) operating activities	$179.6	$45.7	$(3.4)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	(8.4)	19.9	23.4
Current portion of income tax (benefit) provision	21.6	7.7	8.5
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	128.1	75.5	70.4
Restructuring and related charges	1.1	1.9	1.3
Systems/organization establishment expenses	4.8	1.6	1.5
Acquisition and disposal costs	0.5	1.9	0.2
Stamp duty tax	4.0	—	—
Business interruption costs and insurance recovery	—	(4.4)	(2.2)
Bad debt provision	(2.8)	(1.7)	(0.9)
Net receivables sale activity	—	—	50.0
Refinancing fees	1.0	1.4	—
Loss on receivables sold	—	—	1.2
Loss on disposed businesses	0.8	—	—
Other	2.1	—	0.4

Total Adjusted EBITDA(a)	$332.4	$149.5	$150.4

(a)
Total adjusted EBITDA does not include estimated annual cost savings from certain restructuring measures that were not realized as of December 31, 2004. In total, we expect to achieve annual cost savings of approximately $17.0 million, of which we have already realized $3.0 million, through actions we have implemented or plan to implement. Actions include the closure of the Troisdorf facility (the former headquarters of Dynamit Nobel), the announced closure of the New Lebanon, New York manufacturing facility of our Advanced Ceramics segment in May 2005 and various restructuring measures at our Specialty Chemicals and Groupe Novasep segments, and the elimination of 37 positions in connection with the acquisition of the pigments and dispersions business of Johnson Matthey Plc.

        Assumed debt.    Certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under eight euro-denominated term loan facilities that provide aggregate outstanding borrowings of approximately €15.9 million as of December 31, 2004. These term loans mature between 2006 and 2009 and bear annual interest rates ranging between 2.50% and 4.25% or EURIBOR plus 1.45% or LIBOR plus 0.39%. On November 30, 2004, we repaid a portion (€12.8 million, or $15.9 million) of the assumed debt. In addition, certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under eight term loan facilities denominated in other foreign currencies, including Swiss Francs, Taiwanese Dollars and Japanese Yen, providing for borrowings of an aggregate U.S. dollar equivalent amount of approximately $52.5 million as of December 31, 2004. These term loans mature between 2005 and 2011 and bear annual interest rates ranging between 1.38% and 4.02%. The term loan facilities described above contain customary events of default and some of them are secured by mortgages or accounts receivables.

        As part of the Groupe Novasep combination on December 31, 2004, we assumed additional gross debt of €27.8 million ($37.8 million) plus $10.8 million for an aggregate $48.6 million. The assumed debt includes three tranches of bank debt at the Groupe Novasep parent level totaling €21.6 million ($29.3 million), each with a maturity date of 2010 and interest rates of EURIBOR plus 1.75% in the case of two of the tranches, and LIBOR plus 1.75% for the remaining tranche. In addition, there is bank debt at the Groupe Novasep subsidiary level totaling €6.3 million ($8.5 million) with maturity dates ranging from 2006 to 2010 and interest rates ranging from EURIBOR plus 0.7% to EURIBOR plus 1.25%. The remaining amount of assumed debt of €8.5 million ($11.6 million) consists primarily of capital leases with maturity dates ranging from 2006 to 2013.

        "Assumed long-term debt" includes certain capitalized lease obligations, a full recourse receivables factoring arrangement and subsidiary preferred stock in addition to the long-term debt described in the preceding two paragraphs.

Capital Expenditures

        The capital expenditures of Rockwood and Dynamit Nobel have averaged $61.0 million and $108.7 million, respectively per year over the last three years. Rockwood's capital expenditures consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Color Pigments and Services and Timber Treatment Chemicals business lines of our Performance Additives segment. In addition, Rockwood also made significant investments in new facilities to expand capacity across our business lines including expenditures made in connection with the expansion of our ACQ production capabilities in our Timber Treatment Chemicals business line, expansion and refurbishment of two wafer reclaim facilities and production equipment—the wafer reclaim facility in Providence, Rhode Island and the Greasque, France facility. In addition to maintenance capital expenditures, Dynamit Nobel's growth capital expenditures consisted of expansion of current Good Manufacturing Practice production lines and new equipment relating to multi-column chromatography in our Groupe Novasep segment, expansion of our titanium dioxide capacity for our Titanium Dioxide Pigments segment and capacity expansion for our Advanced Ceramics segment.

        For the years ended December 31, 2004 and 2003, our capital expenditures amounted to $27.5 million and $34.3 million, respectively, excluding capital expenditures of the acquired businesses of Dynamit Nobel. Capital expenditures of the acquired businesses of Dynamit Nobel during the five-month period from the date the Dynamit Nobel Acquisition was consummated amounted to an additional $85.3 million.

        We may incur future costs for capital improvements and general compliance under Safety, Health and Environmental ("SHE") laws. For the year December 31, 2004, our capital expenditures for SHE matters totaled approximately $23.9 million, excluding costs to maintain and repair pollution control equipment. For 2005 and 2006, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with these laws.

        We intend to apply our capital discipline and stringent controls to reduce our future capital expenditures as compared to historical levels for the acquired businesses of Dynamit Nobel. Our annual capital expenditures will increase in amount, but we do not believe they will change significantly from current levels in proportion to the size of the combined entity or as a percentage of net sales.

Foreign currency related transactions

        As of December 31, 2004, $1,317.0 million of the debt outstanding are denominated in euros. In order to mitigate the effect of any exchange rate changes which may have taken place prior to the closing of the Dynamit Nobel Acquisition, we entered into call options, permitting us to purchase up to €750.0 million at a price of $1.225=€1.00. We recorded a mark-to-market loss of $2.9 million during the quarter ended June 30, 2004 on the call options. The options expired unexercised and we recorded an additional loss of $8.1 million in the third quarter of 2004. We also entered into a forward contract in July 2004 to purchase €1,057.0 million at a fixed U.S. dollar rate of $1.208=€1.00, which was utilized to pay for a portion of the purchase price at the closing of the Dynamit Nobel Acquisition. We recorded a charge of approximately $4.0 million in the third quarter of 2004. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk.

Management and transaction fees

        Approximately $21.5 million and $9.0 million of the transaction fees, including reimbursable expenses, were paid to KKR or its affiliates and to DLJMB III, respectively. In addition, approximately $25.5 million of financing fees was paid to Credit Suisse First Boston or its affiliates. Effective with the Dynamit Nobel Acquisition, KKR and DLJMB III, Inc. agreed to provide us consulting and management advisory services for an aggregate annual fee of $2.0 million. In connection with the initial public offering of the common stock of Rockwood Holdings, the affiliates of KKR and DLJMB have agreed to terminate the management services agreement for an aggregate consideration of $10.0 million.

Commitments and Contingencies

Legal Matters

        We are involved in various legal proceedings, including product liability, intellectual property and environmental matters, of a nature considered normal to our business. It is our policy to accrue for amounts related to these matters in accordance with SFAS No. 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is our policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred. In addition, we may be required to make indemnity payments in connection with certain product liability claims. See Item 1—Business—Risk Factors—Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of product liability claims, Risk Factors—Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims. Although we expect to continue to pay legal fees in connection with certain legal actions related to chromated copper arsenate, based on currently available facts, we do not believe that these actions will have a material effect on our financial condition, results of operations or liquidity. In addition, we do not believe that there is any other individual legal proceeding that is likely to have a material adverse effect on our business or financial condition.

Indemnities

        Under the business and share sale and purchase agreement, the deed of tax covenant and the environmental deed entered into in connection with the KKR acquisition, Degussa UK Holdings Ltd., or Degussa, as successor to Laporte, plc, or Laporte, is required to indemnify us for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing of the KKR acquisition. In addition, under the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies ag and MG North America Holdings Inc. are required to indemnify us for certain legal, tax and environmental liabilities and obligations that related to the period prior to the closing of the Dynamit Nobel Acquisition. Pursuant to these agreements, we have made various claims for indemnification with Degussa, mg technologies ag and MG North America Holdings, Inc.. In the opinion of management, and based upon information currently available, we do not expect the ultimate resolution of any of these claims to have a material effect on our financial condition or results of operations. See Item 7—Management's Discussion and Analysis—Liquidity and Capital Resources—Commitment and Contingencies—Safety, Health and Environmental Matters—Environmental Indemnities.

Safety, Health and Environmental Matters

  General

        We are subject to extensive environmental, health and safety laws in the United States, the European Union and elsewhere at both the national and local level. Many of these laws impose requirements relating to clean-up of contamination, and impose liability in the event of damage to human beings, natural resources or property, and provide for substantial fines, injunctions and potential criminal sanctions for violations. Our products, including the raw materials we handle, are also subject to rigorous industrial hygiene regulations and investigation. The nature of our operations exposes us to risks of liability for breaches of these laws and regulations as a result of the production, storage, transportation and sale of materials that can cause contamination or personal injury when released into the environment. Environmental laws are subject to change and have tended to become stricter over time. Such changes in environmental laws, or the enactment of new environmental laws, could result in materially increased capital, operating and compliance costs.

  Safety, Health and Environmental Systems

        We are committed to achieving and maintaining compliance with all applicable safety, health and environmental ("SHE") legal requirements, and our subsidiaries have developed policies and management systems that are intended to identify the SHE legal requirements applicable to our operations, enhance compliance with such requirements, ensure the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although SHE legal requirements are constantly changing and are often difficult to comply with, these SHE management systems are designed to assist us in meeting our compliance goals and minimizing overall risk to us.

  Regulatory Developments

        In October 2003, the European Commission adopted a proposal for a new European Union framework for chemicals known as the Registration, Evaluation and Authorization of Chemicals, or REACH. While it is uncertain as to whether, when and in what form REACH will be finalized and become law, REACH may eventually significantly expand the European Union's regulation of chemicals. As currently proposed, REACH would include requirements that certain manufacturers and importers of chemicals register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. As a specialty chemicals company, it is possible that we are the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of our products. We estimate we have over 400 products that might be subject to REACH.

        Under the European Union Integrated Pollution Prevention and Control Directive ("IPPC"), European Union member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our results of operations, financial position or liquidity.

  Remediation Liabilities

        Environmental laws have a significant effect on the nature and scope of any clean-up of contamination at current and former operating facilities, the costs of transportation and storage of chemicals and finished products and the costs of the storage and disposal of wastes. In addition, "Superfund" statutes in the United States as well as statutes in other jurisdictions impose strict, joint and several liability for clean-up costs on the entities that generated waste and/or arranged for its disposal at contaminated third party sites, as well as the past and present owners and operators of contaminated sites. Each responsible party may be required to bear some or all clean-up costs regardless of fault, legality of the original disposal or ownership of the disposal site.

        Environmental contamination is known to exist at certain of our present and former facilities, including our facilities located in Turin, Italy, St. Fromond, St. Cheron and Sens, France; Hainhaussen, Troisdorf, Schlebusch, Stadeln, Duisburg, Plochingen, Marktredwitz, Ronnenberg-Empelde and Langelsheim, Germany; Oss, The Netherlands; Kidsgrove, and Barrow, U.K.; Boksburg East, South Africa; Pratteln, Switzerland and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada and La Mirada, California. Soil contamination is also known to exist at our facilities at Freeport, Texas, Chasse-sur-Rhone, France and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport. We are currently operating groundwater remediation systems at our Hainhaussen, Troisdorf, Valdosta, and Silver Peak facilities. We also operate ground water remediation systems at our Schlebusch, Plochingen, Marktredwitz, Stadeln and Laurens facilities, for which prior owners or insurers have assumed responsibility and a soil remediation project at our facility in St. Cheron, and we continue to monitor groundwater at the Beltsville facility, which was previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond and Barrow facilities due to prior spills and at the Harrisburg facility due to a landfill closure. We are also required to monitor groundwater quality at our facilities at Mourenx, France and New Johnsonville, Tennessee. We believe that additional environmental studies, and possibly environmental remediations, will be required at the Turin and Harrisburg facilities. We are also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Pratteln, Langelsheim, Troisdorf and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities such as a former disposal site in Laurel, Maryland, we are responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; contamination at a closed Chemetall Oakite facility in Houston, Texas, contamination at a former Chemetall Foote facility in Sunbright, Virginia, contribution towards the clean-up of three industrial landfills in the Basel, Switzerland area, groundwater remediation at Stadeln and former sites operated by Dynamit Nobel's previously divested explosives business. We are also a de minimis participant in several Superfund matters.

        Although we cannot provide assurances in this regard, we do not believe that these issues will have a material adverse effect on our long-term business or financial condition. Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of our and our predecessor's former and present properties and/or at sites we and our predecessor disposed wastes could expose us to cleanup obligations and other damages in the future.

  Government Enforcement Proceedings and Civil Litigation

        During the course of our business, we may receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable SHE laws. Currently, we are party to a consent order with the Metropolitan Sewer District ("MSD") in Saint Louis, Missouri to reduce ammonia concentrations in wastewater discharge to a city treatment plant. The entry into the consent order resulted from violations of our wastewater discharge permit. The order is presently stayed pending MSD's negotiation of its own National Pollution Discharge Elimination System permit with the State of Missouri. Although we may be required to make capital expenditures in connection with this matter, we do not believe that this issue will have a material adverse effect on our long-term business or financial condition.

  Environmental Indemnities

        Pursuant to the environmental deed entered into in connection with the KKR acquisition, Degussa, as successor to Laporte, is required to indemnify us and our subsidiaries for certain environmental matters that relate to the business as conducted prior to the closing of the KKR acquisition. The environmental deed provides that Degussa will indemnify us and our subsidiaries for claims for which notice is given within a period of two years for breaches of representations and warranties, which expired in 2002, and five years for claims related to the contamination of our properties or our subsidiaries' properties (inclusive of contamination which leaks or escapes from our properties or our subsidiaries' properties), which expires in September 2005. These indemnity obligations are subject to a minimum per matter loss of $175,000 and are further subject to a $5.0 million deductible for the indemnity to be available. In addition, the environmental deed provides that Degussa will indemnify us and our subsidiaries for claims relating to properties that were formerly owned, occupied or used as of November 20, 2000, as well as properties owned by third parties (inclusive of disposal of waste and certain other identified issues prior to November 20, 2000). The environmental deed provides that in this instance, Degussa will be responsible for reasonable costs and expenses incurred.

        In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies ag and its subsidiary, MG North America Holdings Inc., are required to indemnify us and our subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of our or our subsidiaries' properties, if notified within ten years. If mg technologies and MG North America Holdings' responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten. mg technologies and MG North America Holdings are also obligated to indemnify us for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of Dynamit Nobel Acquisition, if notified within ten years. In addition, mg technologies and MG North America Holdings are obligated to indemnify us for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum per-claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, mg technologies and MG North America Holdings are obligated to indemnify us for certain environmental risks arising from certain "shared site" structures for a duration of ten years. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

        In the event we seek indemnity under any of these agreements or through other means, there can be no assurance that mg technologies, MG North America Holdings, Degussa or any other party who may have obligations to indemnify us will adhere to their obligations and we may have to resort to legal action to enforce our rights under the indemnities. In addition, we may be required to make indemnity payments in connection with certain environmental matters. See Item 1—Business—Risk Factors—Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested. However, we do not believe that resolution of the known environmental matters subject to indemnification obligations owed to us or by us will have a material adverse effect on our long-term business or financial condition.

  Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology, past experience and, in some instances where the remediation costs are being paid directly by our insurers, insurance recoveries, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, we have accrued approximately $51.9 million and $6.5 million for known environmental liabilities as of December 31, 2004 and 2003, respectively, all of which are classified as other non-current liabilities on our consolidated balance sheets for such periods. Included in the $51.9 million as of December 31, 2004 is $8.8 million that is discounted using 5.0% discount rate, and $3.3 million that is discounted using 5.5% discount rate. In certain cases, our remediation liabilities are payable over periods of up to 30 years.

        We believe these accruals are adequate based on currently available information. We may incur losses in excess of the amounts accrued, however, based on currently available information we do not believe the additional amount of potential losses would have a material effect on the Company's long-term results of operations, financial condition, or liquidity. We are unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise our estimates based on new information becoming available.

        We are obligated to undertake soil remediation at two of our facilities in Europe in the event manufacturing operations are discontinued there at some future date. We do not contemplate any such action occurring in the foreseeable future, as these facilities' remaining lives are indefinite. Given the indeterminate useful life of these facilities and the corresponding indeterminate settlement date of any soil remediation obligations we do not have sufficient information to estimate a range of potential settlement dates for the obligations. Consequently, we cannot employ a present value technique to estimate fair value and, accordingly, we have not accrued for any related costs.

        We believe that these environmental matters will not have a material adverse effect on our long-term results of operations and/or financial condition. However, these matters may have a material adverse effect on our results of operations or cash flows in any given accounting period.

Off-Balance Sheet Arrangements

        None.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. These estimates include assessing, among other things:

  •
  the fair values of assets acquired and liabilities assumed in business combinations;

  •
  the use and recoverability of inventory;

  •
  the valuation of deferred tax assets;

  •
  impairment of goodwill, property, plant and equipment and other intangible assets; and

  •
  the useful lives of tangible and intangible assets.

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

        See Note 1—Description of Business and Summary of Significant Accounting Policies to Rockwood's audited consolidated financial statements included in Item 8—Financial Statements and Supplementary Data for a summary of our significant accounting policies. We believe the following to be the most critical accounting policies and estimates affecting preparation of our consolidated financial statements:

        Revenue Recognition.    We recognize revenue when the earnings process is complete. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred and collectibility is reasonably assured. We believe that we have adequate credit granting procedures in place and operating effectively so that collectibility is reasonably assured. We have a low incidence of uncollectible accounts. Additionally, credit insurance is purchased at times by certain of our businesses, particularly in Europe, to protect against collection risk. Accruals are made for sales returns based on our experience and for other allowances based on the terms of allowance programs put in place. Although we believe that sufficient experience and history exists to make reasonable estimates as to such accruals and allowances, actual results can differ depending on market conditions.

        Impairment Accounting.    The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, long-lived tangible, and certain intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable.

        Initial goodwill impairment review begins with the estimate of fair value of each reporting unit generally based on an industry metric such as the ratio of enterprise value (commonly defined as market capitalization, plus long-term debt, less cash) to Adjusted EBITDA for the current year and the following year budget. If potential impairment is identified, we may expand the review to take into account expected future cash flows in subsequent years. Similarly, when we test for impairment of long-lived assets other than goodwill we initially review the estimated future undiscounted cash flows to be derived from the asset or asset group (collectively "asset"). If it appears that the asset is impaired based on undiscounted cash flows, the estimated fair value of the asset is calculated on a present value basis by multiplying the estimated future annual cash flows of the asset by the then current enterprise value ratio (a discounted measure) or by a discount factor appropriate to the related reporting unit, in accordance with paragraph 23 of SFAS 144. An impairment loss is recognized when the carrying value of the asset or goodwill exceeds the discounted cash flow (or other measure of) fair value.

        These calculations are based on inherent assumptions and estimates about future cash flows and appropriate benchmark peer companies or groups. Subsequent changes in these assumptions could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. For example, if the peer group multiples used in 2004 had been 10% lower, no additional goodwill impairment would have been recorded. However, if the peer group multiples used in 2003 had been 10% lower, we might have had an additional goodwill impairment of approximately $8.0 million in one of our reporting units. As noted above, if we had discovered such a potential impairment we might have expanded the review to prepare more detailed estimates of future cash flows in subsequent years which might have resulted in a different impairment assessment.

        We have not to date had circumstances occur that caused us to review the values of individual long-lived assets for impairment. However, in 2004 and 2003 we did review for impairment the assets of an entire reporting unit within our Electronics segment. Had the calculation multiple in 2003 or the future cash flow estimates in 2004 been 10% lower, we would have recorded an additional impairment in this reporting unit of approximately $3.5 million in 2003 and $1.1 million in 2004.

        Business Combinations—We account for business combinations using the purchase method of accounting as required by SFAS 141 Business Combinations. Under the purchase method of accounting we are required to allocate the purchase price to the estimated fair value of assets acquired and liabilities assumed. Examples of material estimates from our previous acquisitions are:

  •
  The fair values of work-in-process and finished goods inventories are estimated based on selling price less selling profit. The calculation of selling profit requires a judgment on the relative margins derived from manufacturing vs. marketing efforts.

  •
  The fair value of property, plant and equipment can be estimated by a variety of methods taking into account market values, replacement cost, and remaining useful life. Although market value and replacement cost is sometime readily obtainable, often this requires judgment, as does determining the estimated remaining useful life. When we believe that property, plant and equipment acquired will be material to our overall balance sheet, or that fair value might represent a significant difference from the historical cost (net of accumulated depreciation) of such assets, we have engaged an independent appraiser to provide us with expert advice on such estimates, as we have done in our recent acquisitions and combinations of Dynamit Nobel and Groupe Novasep. However, it is not uncommon for appraisers to differ on the valuation of items (such as manufacturing equipment) where a ready secondary market does not exist.

  •
  The fair value of identifiable intangible assets such as patents and other intellectual property, customer lists, and trademarks, can be estimated by discounted cash flow and return on royalties. The process utilized to identify intangible assets is consistent with the requirements of SFAS 141. When considered material, we have engaged an independent appraiser to provide expert advice in the identification of intangible assets acquired, valuation of such assets and determination of the estimated useful life. An independent appraiser, with management's oversight and input, is required to make judgments and estimates that could cause such appraisals to differ from those of other appraisal experts.

  •
  In order to determine the fair value of intangible assets and other long terms assets, a discount rate and royalty rate is determined in conjunction with our independent appraiser. As we are not a publicly traded company, the discount rate is based on the capital structure and a beta analysis of our closest peers in order to determine the weighted average cost of capital. The royalty rate is based on professional judgment taking into consideration the type of product, market and perceived strength. The discount rate and royalty rate has a material impact on the determination of the fair value.

  •
  Purchase accounting often involves the same critical estimates that are required in our ordinary course of business including estimates of the following items:

  •
  Deferred tax asset or liability

  •
  Pension liability

  •
  Restructuring liability

  •
  Legal and environmental reserves

  We use many of the same criteria and outside expert advice when determining the range of potential amounts as their counterparts described below.

        Goodwill is an intangible asset that represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed. While goodwill itself does not represent an estimate, under SFAS 141 we must assign goodwill to one or more reporting units. Allocation of goodwill to reporting units requires judgments about the relative fair values of reporting units including the fair value of their identifiable assets and estimates as to the present value of future cash flows expected from the reporting units as adjusted by a weighted average and or risk-adjusted costs of capital. Goodwill is assessed for impairment at least annually.

        Some of our business combinations have complex terms that may result in conflicting claims between buyer and seller concerning the purchase price itself. Management is required to assess the probability and amount (or range of amounts) of such claims, and, where possible, determine the most likely amount due. For example, in the Dynamit Nobel Acquisition, management is currently aware of several claims which could result in an increased purchase price and has estimated a range from zero to several million dollars possibly due for such claims, which we expect to finalize within the next 12 months.

        Legal Matters.    We are involved in various legal proceedings, including commercial, product liability, intellectual property and environmental matters, of a nature that can be expected in our business. It is our policy to accrue for amounts related to these matters in accordance with SFAS No. 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. The probability that a contingent liability has been incurred is regularly assessed by our legal staff, based on periodic reviews of available facts and circumstances for our legal matters, with senior operating and finance management both at the business accountable for the potential liability and at our corporate offices. This is supplemented where applicable by consultation with outside counsel. We do not believe it is informative to quantify past experience at assessing probability or estimating exposure since material matters of this nature at Rockwood often represent unique situations with little applicability to the assessment of probability or estimation of potential liability regarding other legal matters. It is our policy to disclose such matters when there is at least a reasonable possibility that a loss may have been incurred.

        Environmental Matters.    We accrue costs of a non-capital nature related to environmental clean-up when those costs are believed to be probable and can be reasonably estimated. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized, and expenditures related to existing conditions resulting from past or present operations and from which no current or future benefit is discernible are immediately expensed. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation and the length of time involved in remediation or settlement. As such, it can be extremely difficult to accurately estimate such costs. We do not include anticipated recoveries from insurance carriers or other third parties in our accruals for environmental liabilities.

        We have estimated and established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. On a consolidated basis, we have accrued approximately $51.9 million for known environmental liabilities as of December 31, 2004. Included in the $51.9 million as of December 31, 2004 is $8.8 million that is discounted using 5.0% discount rate, and $3.3 million that is discounted using 5.5% discount rate. Some of these liabilities were assumed as part of business combinations, others resulted from charges to operations when the underlying costs were probable and could be reasonably estimated. Given that these obligations may be paid/relieved over extended time periods (30 years in some cases), charges or credits to operations may be required as information is gathered and estimates refined.

        We have evaluated our total environmental exposure based on currently available data and believe that such environmental matters will not have a material adverse impact on our financial position or results of operations. If matters previously identified by management are resolved in a manner different from original estimates, there is the potential for a material adverse effect on operating results or cash flows in any one accounting period. See Commitments and Contingencies.

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

        For example, we had a headcount restructuring program, initiated in late 2001, with an original estimated charge to operations of $6.6 million. In 2002, after many of the specific restructuring actions took place, we took an additional charge of $1.3 million to refine our estimate. Similarly, we have accrued liabilities of $36.7 million to cover restructuring liabilities for employee severance and facility closure costs in connection with the Dynamit Nobel Acquisition. Although under the rules of purchase accounting, this is not charged to operations, in the event that our estimates of such costs are too low, an additional charge to operations would be required.

        Deferred Taxes.    We record valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized based on available evidence weighted toward evidence that is objectively verifiable. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, if we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the net deferred tax asset would increase income (or decrease goodwill for any net deferred tax assets acquired in the Dynamit Nobel Acquisition) in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our recorded net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income (or increase goodwill for any net deferred tax assets acquired in the Dynamit Nobel Acquisition) in the period such determination was made.

        We have cumulative net operating loss carry forwards in the U.S., Germany, Switzerland, Italy and UK. We have fully reserved for net operating loss carry forwards in the U.S., Switzerland, Italy and the UK and certain states in the U.S. as we have concluded realizability of these net operating loss carry forwards is not more likely than not. The full valuation allowance on the U.S. federal deferred tax assets was recorded during the fourth quarter of 2004, in accordance with our policy. We have not recorded valuation allowances on our German net operating loss carry forwards as we have considered positive evidence such as forecasted future taxable income based on historical taxable income adjusted for charges which are not indicative of future operations and as the carry forward period is indefinite.

        SFAS 109, Accounting for Income Taxes, ("SFAS 109") paragraph 105, "requires consideration of future taxable income and other available evidence when assessing the need for a valuation allowance." Various assumptions and strategies (including elections for tax purposes) are implicit in estimates of forecasted future taxable income.

        We believe that, in situations in which future realization of deferred tax assets is dependent on taxable income from future operations, SFAS 109 requires the relative significance of cumulative losses be addressed within the guidance provided in paragraphs 24 and 103. Accordingly, in assessing the realization of U.S. jurisdiction net operating loss carry forwards for the years ended December 31, 2002, 2003 and 2004 (see detail of the expiration of U.S. federal tax loss carry forwards in Item 8—Financial Statements and Supplementary Data—Note 9—Taxes on Income) and, considering future taxable income, we have identified the key elements of both positive and negative evidence and evaluated such evidence by applying the guidance provided by paragraphs 24 and 103 of SFAS 109.

        December 31, 2002—We were not in a three-year cumulative loss position at December 31, 2002, and accordingly used our operating budgets and forecasts in evaluating taxable income expected to be available in future years to overcome the negative evidence of current and prior period losses. Our 2003 operating budgets and forecasts indicated that we would generate taxable income in excess of the minimum amount necessary in order to fully recover the U.S. federal deferred tax asset. Additionally, our predecessor had been in operation for many years and was profitable in all periods prior to the KKR acquisition and our related recapitalization in November 2000.

        December 31, 2003—As of December 31, 2003 we had three years of net cumulative losses in the United States. Our policy to determine income from future operations is based on determining the normalized annual taxable income, averaged over the last three years. The steady-state analysis used to determine the amount of future taxable income available to utilize the U.S. federal net operating losses ("NOL") adjusts items included in the financial pre-tax loss which are not taxable (permanent items) or represent items considered to be non-recurring items. The steady-state analysis includes material management assumptions that relate to the appropriateness of including non-recurring items. For 2003, non-recurring adjustments in our analysis included:

  2003

  •
  fundamental change in the Timber Treatment Chemicals division of the Performance Additives segment from the EPA-mandated change from CCA to ACQ resulting in an increase in the expected profit margin on the change in underlying sales volume from CCA to sales volume of ACQ;

  •
  the restructuring charge incurred during 2001 in connection with the KKR acquisition and its resulting organization as a stand-alone company of $9.7 million; and

  •
  the write-off of deferred financing charges related to the 2003 debt refinancing of $38.3 million.

        We use this steady-state analysis to determine whether any valuation allowance is required. A partial valuation allowance would be required if there is an excess amount of the net deferred tax asset over the cumulative normalized taxable income during the statutory recovery period; a full valuation allowance would be required in the event the steady-state analysis results in a tax loss. In determining whether there is an excess of deferred tax assets, the measurement period for recovery of the asset begins when the underlying temporary differences become tax deductible.

        As of December 31, 2003, based on our policy and the steady-state analysis, we determined that no valuation allowance was required on the deferred tax assets related to the U.S. federal net operating loss carry forwards of $107.0 million as the analysis resulted in steady-state taxable income sufficient to generate the minimum amount of $5.4 million necessary in order to fully recover the deferred tax asset.

        For 2004, based on our policy and the steady-state analysis, we determined during the fourth quarter that a full valuation allowance was required on the deferred tax assets related to the U.S. federal net operating loss carry forwards of $143.7 million as the analysis resulted in a steady-state taxable loss. During the fourth quarter, the further weakening of the U.S. dollar resulted in significant foreign exchange losses on our euro-denominated debt resulting in a three-year steady-state taxable loss.

        Tax Planning Strategy—We also identified a tax planning strategy as part of our evaluation of evidence needed to rebut the presumption that a full valuation allowance was required for U.S. NOL carry forwards at December 31, 2002 and 2003. Specifically, we identified the sale of an appreciated non-core business. While the existence of a qualifying strategy often provides more objectively determinable evidence of realization and may be given more weight than a forecast of future taxable income, in our analysis we did not rely entirely on the potential sale because we had other sources of taxable income which were sufficient for us to conclude that no valuation allowance was required at December 31, 2002 and 2003.

        We are committed to buying and selling businesses within our portfolio of businesses as opportunities arise to enhance our overall results. We are committed to selling assets which are non-core and which would generate a taxable gain in the event of expiring U.S. Federal NOL's.

        Pensions, Postemployment and Postretirement Costs.    In connection with the KKR acquisition, the Dynamit Nobel Acquisition, and the acquisition of the pigments and dispersion business of Johnson Matthey as well as the Groupe Novasep combination, Rockwood assumed responsibility for the pension and postretirement benefits for substantially all of the employees of the businesses acquired that were active as of the date of the applicable acquisition or combination. For the KKR and pigments and dispersion business acquisitions, obligations related to retired and terminated vested employees as of such date remained the responsibility of the seller, and accordingly, these obligations are not reflected in our financial statements. Defined benefit costs and liabilities have been determined in accordance with SFAS 87, Employers' Accounting for Pensions. Postretirement benefit costs and liabilities have been determined in accordance with SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Postemployment benefit costs and liabilities have been determined in accordance with SFAS 112, Employers' Accounting for Postemployment Benefits.

        The measurement of our pension obligations, costs and liabilities is dependent on a variety of assumptions used by our actuaries. These assumptions include estimates of the present value of projected future pension payments to all plan participants, with consideration to the likelihood of potential future events such as salary increases (due to marketplace conditions and/or inflation) and demographic experience (such as retirement and mortality rates). These assumptions may have an effect on the amount and timing of future contributions or benefit payments. For funded plans, the plan trustee obtains an independent valuation of the fair value of pension plan assets and prepares estimates of expected returns based on target asset allocations multiplied by current marketplace rates of return for comparable assets. We base the discount rate assumption on investment yields available at year-end on AA-rated corporate long-term bonds. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and therefore are likely to affect our recognized expense in those periods. We cannot predict these bond yields or investment returns and therefore cannot reasonably estimate whether adjustments to our stockholders' equity for minimum pension liability in subsequent years will be significant.

        Estimated sensitivity of our pension funded status and stockholders' equity and annual pension expense to a 0.25% increase/decrease in the discount rate assumption is shown below as of and for the year ended December 31, 2004. The estimates were based on inquiries of the actuaries of plans representing approximately 80% of total pension funded status as of December 31, 2004. Remaining plans are assumed to have similar sensitivities. The December 31, 2004 funded status and stockholders' equity are affected by assumptions as of December 31, 2004 while 2004 annual pension expense is affected by December 31, 2003 assumptions:

	As of December 31, 2004
($ in millions) Impact of a Change in Discount Rate*	U.S. Plans Funded Status	Non-U.S. Plans Funded Status	Equity	2004 Pension Expense
+25 basis points	1.2	21.4	(12.6)	(0.5)
-25 basis points	(1.2)	(22.2)	13.7	0.5

*
Based on sensitivites provided by actuaries for the main German and UK schemes. Other counties plan are assumed to have similar sensitivities.

        As shown above, changes in the discount rate can have a significant effect on the funded status of our pension plans and stockholders' equity. As noted above, the funded status and stockholders' equity of our funded plans might also be significantly affected by assumptions concerning expected return of plan assets. However, given that most of our pension obligations do not require funding, such sensitivity would be significantly less.

Effects of Recently Issued Accounting Standards

        On July 31, 2004 we implemented SFAS 150 and Financial Accounting Standards Board ("FASB") interpretation ("FIN") 46R. We implemented these as a result of the completion of the Dynamit Nobel Acquisition on that same date; we did not previously implement these because they were not relevant prior to the Dynamit Nobel Acquisition. Implementation of these accounting standards has had no significant impact on our financial position, results of operations, or cash flows. SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. These instruments are reported as a liability and accounted for at their fair value. Stock options and convertible bonds issued as remuneration are exempted from this standard. SFAS 150 is applicable to financial instruments issued or modified after May 31, 2003. The valuation rules pertaining to certain financial instruments are not applicable until further notice owing to FASB Staff Position No. 150-3 Effective Date Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest

under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FIN 46R, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (revised) provides guidance on the identification of entities for which control is achieved though means other than through voting rights ("variable-interest entity") and how to determine when an entity is the primary beneficiary and required to consolidate a variable-interest entity.

        We plan to implement the financial accounting standards listed below on January 1, 2006. We do not expect any significant impact on our financial position, results of operation, or cash flows from the implementation of SFAS 151 and SFAS 153, although we are still in the process of evaluating SFAS 123R as to its potential impact, if any.

SFAS 151	Inventory Costs
SFAS 153	Exchanges of Nonmonetary Assets
SFAS 123R	Share Based Payment

        SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This standard requires such items be recognized as current-period charges and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

        SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This standard is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005.

        SFAS 123R revises SFAS 123 Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB 25. This standard is effective for us beginning in the first quarter of 2006. As we are not a publicly traded equity company, we will apply SFAS 123R on a prospective basis. As such, new awards, modifications to existing awards, repurchases or cancellations subsequent to February 11, 2005 (the date on which our ultimate parent Rockwood Holdings filed its Form S-1) will be accounted for in accordance with SFAS 123R on the modified prospective basis.

        In May 2004, the FASB issued FASB Staff Position ("FSP") 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This guidance supersedes FSP 106-1 issued in January 2004 and clarifies the accounting and disclosure requirements for employers with postretirement benefit plans that have been or will be affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"). The Act introduces two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. The effective date for the new requirements was the first interim or annual period beginning after June 15, 2004. The adoption of FSP 106-2 did not have a material impact on us.

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

Interest Rate Risk

        We had $556.0 million of variable rate debt (after hedging) outstanding as of December 31, 2004 at the then applicable exchange rate. Any borrowings under our revolving credit facility will also be at a variable rate. We are not required under the terms of any of our long-term debt facilities to hedge, or otherwise protect against interest rate fluctuation in our variable rate debt. In August 2004, we entered into two derivative contracts to hedge interest rate risk, which currently cover notional amounts of $652.6 million and €486.0 million. These derivative contracts effectively convert the senior secured credit facilities to fixed rate obligations, currently at weighted average interest rates of 6.14% and 6.37%, respectively. The maturity date of the U.S. dollars hedge is July 2007, and the maturity date of the euro hedge is July 2008. We may in the future consider adjusting the amounts covered by these derivative contracts to better suit our new capital structure. Each 0.125% increase or decrease in the assumed weighted average interest rate would change the annual pro forma interest expense by $0.7 million.

Foreign Currency Risk

        We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We operate a geographically diverse business, with 50% of our pro forma net sales in 2004 generated from customers in Europe, 34% in North America (predominately the United States) and 16% from the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, please see Item 8—Financial Statements and Supplementary Data—Note 3—Segment Information. Our diverse and extensive customer base is served by 99 manufacturing facilities in 25 countries. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars and euros. Our results of operations and financial condition are therefore impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. As a result of the Dynamit Nobel Acquisition, a significantly larger portion of our sales and production costs is now denominated in euros. This increases the impact of the fluctuation of the euro against the U.S. dollar.

        We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. Gains and losses on currency transactions are included in operating income and do impact our operating margins. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Gains and losses on currency translations are recorded in our financial statements as a component of "other comprehensive income (loss)" and do not impact our operating margins. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future.

        Our financial results are subject to the effect of currency fluctuations on the translation of our euro-denominated debt. Our senior secured credit facilities currently include €484.3 million (or $658.3 million) of euro-denominated debt, based on the exchange rate on December 31, 2004. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a separate component of "other income (expenses)" in our statement of operations and "accumulated other comprehensive income" in our balance sheet. We had previously entered into cross-currency interest rate swaps, with a June 30, 2004 notional amount of $75.0 million that effectively converted U.S. dollar LIBOR-based debt into euro LIBOR-based debt. Gains and losses on these swaps have been included in interest expense. We settled $53.4 million of these swaps simultaneously with the consummation of the Dynamit Nobel Acquisition.

        Also, in connection with the offering of the 2014 notes, we entered into cross currency interest rate swaps with a five year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt. We designated this contract as a hedge of the foreign currency exposure of our net investment in its euro-denominated operations.

Commodity Price Risk

        We are subject to commodity price risk for certain of our raw materials. We have not materially hedged this commodity price exposure to date.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rockwood Specialties Group, Inc. and Subsidiaries:

        We have audited the consolidated balance sheets of Rockwood Specialties Group, Inc. and Subsidiaries ("Rockwood") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of Rockwood's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Rockwood as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP Parsippany, New Jersey April 29, 2005

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Year ended December 31,
	2004	2003	2002
NET SALES	$1,743.5	$797.3	$759.9
COST OF PRODUCTS SOLD	1,267.6	581.4	542.5

GROSS PROFIT	475.9	215.9	217.4
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	327.7	118.0	112.9
IMPAIRMENT CHARGES	11.0	35.0	50.0
RESTRUCTURING CHARGE, net	1.1	1.8	1.2

OPERATING INCOME	136.1	61.1	53.3

OTHER INCOME (EXPENSES):
Interest, net	(127.7)	(85.8)	(88.2)
Foreign exchange loss, net	(113.2)	(18.5)	(24.6)
Refinancing expenses	(26.1)	(38.3)	—
Other, net	(4.3)	—	(1.2)

Net	(271.3)	(142.6)	(114.0)

LOSS BEFORE TAXES	(135.2)	(81.5)	(60.7)
INCOME TAX EXPENSE (BENEFIT)	13.0	(9.5)	(5.5)

NET LOSS	$(148.2)	$(72.0)	$(55.2)

See accompanying notes to consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111.4	$42.7
Accounts receivable, net	500.9	138.3
Inventories	476.9	87.8
Deferred income taxes	38.5	2.8
Prepaid expenses and other current assets	112.0	12.5

Total current assets	1,239.7	284.1
PROPERTY, PLANT AND EQUIPMENT, net	1,580.9	418.6
GOODWILL	1,836.8	683.9
OTHER INTANGIBLE ASSETS, net	655.3	25.7
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $6.2 and $0.8, respectively	73.8	14.0
OTHER ASSETS	46.3	6.7

TOTAL ASSETS	$5,432.8	$1,433.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$326.1	$98.6
Income taxes payable	19.4	12.0
Accrued compensation	84.5	10.6
Restructuring liability	38.1	1.2
Accrued expenses and other current liabilities	238.2	48.4
Long-term debt, current portion	47.2	9.1

Total current liabilities	753.5	179.9
LONG-TERM DEBT	3,076.9	823.9
PENSION AND RELATED LIABILITIES	375.0	26.1
DEFERRED INCOME TAXES	44.9	7.3
OTHER LIABILITIES	219.2	42.2

Total liabilities	4,469.5	1,079.4

MINORITY INTEREST	58.3	—
STOCKHOLDERS' EQUITY:
Common stock ($.01 par value, 1,000,000 shares authorized; 382,000 shares issued and outstanding)	—	—
Paid-in capital	848.3	468.3
Accumulated other comprehensive income	406.0	86.4
Accumulated deficit	(349.3)	(201.1)

Total stockholders' equity	905.0	353.6

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,432.8	$1,433.0

See accompanying notes to consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(148.2)	$(72.0)	$(55.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	115.2	52.4	46.3
Amortization of deferred financing costs	5.6	4.3	6.2
Write-off of deferred debt issuance costs	25.1	36.9	—
Foreign exchange loss	113.2	18.5	24.6
Deferred income taxes	(8.6)	(17.2)	(14.0)
Impairment charges	11.0	35.0	50.0
Fair value adjustments of derivatives	(6.0)	6.0	11.6
Bad debt provision	2.8	1.7	0.9
Net receivables sale activity	—	—	(50.0)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	3.4	(9.1)	4.0
Inventories, including inventory write-up reversal	22.6	0.8	(1.9)
Prepaid expenses and other assets	2.2	(4.5)	(4.6)
Accounts payable	10.1	(2.0)	11.2
Income taxes payable	1.4	(4.6)	(0.3)
Accrued expenses and other liabilities	29.8	(0.5)	(32.2)

Net cash provided by (used in) operating activities	179.6	45.7	(3.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(2,137.9)	(17.7)	(7.3)
Capital expenditures	(112.8)	(34.3)	(36.0)
Proceeds on sale of property, plant and equipment	0.8	0.3	12.4
Net insurance proceeds from fire damage	—	3.2	0.5

Net cash used in investing activities	(2,249.9)	(48.5)	(30.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	410.6	95.0	0.4
Proceeds from long-term debt, net of issuance costs	3,194.8	801.4	—
Payments on long-term debt	(1,472.0)	(897.6)	(19.5)

Net cash provided by (used in) financing activities	2,133.4	(1.2)	(19.1)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5.6	3.8	2.6

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68.7	(0.2)	(50.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	42.7	42.9	93.2

CASH AND CASH EQUIVALENTS, END OF YEAR	$111.4	$42.7	$42.9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net	$125.7	$79.2	$61.5

Income taxes paid, net of refunds	$22.8	$12.3	$6.9

See accompanying notes to consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in millions)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
BALANCE, JANUARY 1, 2002	$—	$372.9	$(0.8)	$(73.9)		$298.2
Capital contribution	—	0.4	—	—		0.4
Minimum pension liability, net of tax	—	—	(1.8)	—	$(1.8)	(1.8)
Foreign currency translation	—	—	25.6	—	25.6	25.6
Intracompany foreign currency transactions	—	—	11.0	—	11.0	11.0
Net loss	—	—	—	(55.2)	(55.2)	(55.2)

Comprehensive loss					$(20.4)

BALANCE, DECEMBER 31, 2002	—	373.3	34.0	(129.1)		278.2
Capital contribution	—	95.0	—	—		95.0
Minimum pension liability, net of tax	—	—	(1.3)	—	$(1.3)	(1.3)
Foreign currency translation	—	—	43.3	—	43.3	43.3
Intracompany foreign currency transactions	—	—	10.4	—	10.4	10.4
Net loss	—	—	—	(72.0)	(72.0)	(72.0)

Comprehensive loss					$(19.6)

BALANCE, DECEMBER 31, 2003	—	468.3	86.4	(201.1)		353.6
Capital contribution	—	410.6	—	—		410.6
Minimum pension liability, net of tax	—	—	(14.3)	—	$(14.3)	(14.3)
Foreign currency translation	—	—	181.6	—	181.6	181.6
Intracompany foreign currency transactions	—	—	165.4	—	165.4	165.4
Net investment hedge, net of tax	—	—	(13.1)	—	(13.1)	(13.1)
Contribution of minority interest	—	(30.6)	—	—	—	(30.6)
Net loss	—	—	—	(148.2)	(148.2)	(148.2)

Comprehensive income					$171.4

BALANCE, DECEMBER 31, 2004	$—	$848.3	$406.0	$(349.3)		$905.0

See accompanying notes to consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Business Description, Background—Rockwood Specialties Group, Inc. and Subsidiaries ("Rockwood" or the "Company") is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials used for industrial and commercial purposes.

        The Company is an indirect wholly-owned subsidiary of Rockwood Holdings, Inc. ("Rockwood Holdings"), an entity controlled by Kohlberg Kravis Roberts & Co. L.P. ("KKR"), and was formed in connection with an acquisition of certain assets, stock and businesses from Laporte plc ("Laporte") on November 20, 2000. The cost of the acquisition (the "KKR Acquisition"), along with related fees and expenses, was financed using aggregate proceeds of $1,227.0 million, consisting of a $382.0 million equity contribution made to the Company by its parent companies, with $100.0 million in borrowings by Rockwood Specialties Consolidated, Inc. under a payment-in-kind ("pay-in-kind") subordinated loan facility ("pay-in-kind Notes") and a $282.0 million equity investment in Rockwood Holdings by affiliates of KKR, and $845.0 million of borrowings under senior secured credit facilities and a senior subordinated loan facility. These borrowings were refinanced in July 2003 (the "July 2003 Refinancing").

        On July 31, 2004, the Company completed the acquisition of four businesses of Dynamit Nobel from mg technologies ag. The businesses acquired are focused on highly specialized markets and consist of: white pigments; surface treatment and lithium chemicals; ceramics; and pharmaceutical intermediates. The cost of the acquisition (the "Dynamit Nobel Acquisition"), along with related fees and expenses, as well as the repayment of the borrowings under the Company's then existing senior secured facilities (the "2003 Senior Secured Credit Facilities") and $20.0 million of the pay-in-kind notes issued by Rockwood Specialties Consolidated was financed using new equity contributions from affiliates of KKR and affiliates of DLJ Merchant Banking Partners III, L.P. ("DLJMB"), and borrowings under the new senior secured credit facilities (the "Senior Secured Credit Facilities") and the new senior subordinated loan facility (the "Senior Subordinated Loan Facility") (collectively, the "Acquisition Financing") from certain lending institutions including Credit Suisse First Boston, an affiliate of DLJMB. Certain components of these borrowings were refinanced subsequently (the "Refinancing"). See Note 2—Acquisitions and Note 8—Long Term Debt for a more complete description of the Dynamit Nobel Acquisition, the Acquisition Financing and the Refinancing.

        Through the date of the Dynamit Nobel Acquisition, KKR provided consulting and management advisory services to Rockwood for an annual fee of $0.6 million. Effective with the Dynamit Nobel Acquisition, KKR and DLJMB have provided the Company with consulting and management advisory services for an annual fee of $2.0 million, which amount will be increased by 5% each year.

        Basis of Presentation—The accompanying financial statements of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

        The results of operations and cash flows since July 31, 2004 of the businesses acquired in the Dynamit Nobel Acquisition are included in the consolidated statements of operations and consolidated statements of cash flows for the year ended December 31, 2004 along with the financial position of such operations as of December 31, 2004. The results of operations for 2004 are not necessarily indicative of the results of operations had the businesses acquired in the Dynamit Nobel Acquisition been included for the full year. The financial position of Groupe Novasep as of December 31, 2004 is included in the consolidated balance sheet as of that date. See Note 2—Acquisitions.

        The Company's minority interest represents the total of the minority party's equity interest in certain joint ventures (principally the Groupe Novasep segment) that are consolidated but less than 100% owned.

        Nature of Operations/Segment Reporting—The Company is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials. The Company operates in various business lines within its seven reportable segments consisting of: (1) Performance Additives, which includes color pigments and services, timber treatment chemicals, clay-based additives, and water treatment chemicals, (2) Specialty Compounds, which consists of plastic compounds, (3) Electronics, which consists of electronic chemicals, wafer reclaim and photomasks, (4) Specialty Chemicals, which includes lithium compounds and chemicals, metal surface treatment chemicals, and synthetic metal sulfides, (5) Titanium Dioxide Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds, (6) Advanced Ceramics, which includes ceramic-on-ceramic ball head and linear components used in hip-joint prostheses systems, ceramics cutting tools and a range of other ceramic components, and (7) Groupe Novasep (formerly known as Custom Synthesis), which includes hazardous chemistry and chiral technologies for the synthesis of pharmaceutical compounds.

        The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker and other key decision makers. See Note 3—Segment Information for further segment reporting information.

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

        Such estimates also include the fair value of assets acquired and liabilities assumed allocated to the purchase price of business combinations consummated. See Note 2—Acquisitions.

        Major Customers and Concentration of Credit—The Company has a number of major end-user, retail and original equipment manufacture customers with the largest concentration in Europe, and the United States. No single customer accounted for more than 10% of net sales during any of the periods presented. The Company does not believe a material part of its business is dependent upon any single customer, the loss of which would have a material long-term impact on the business of the Company. However, the loss of one or more of the Company's largest customers would most likely have a negative short-term impact on the Company's results of operations. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and derivative contracts. See Note 8—Long-Term Debt.

        Accounts Receivable—The allowance for doubtful accounts is estimated at each reporting date based on factors such as receivable age, customer liquidity status and previous write-off history. The Company performs ongoing credit evaluations of customers and generally does not require collateral. Credit insurance is maintained by certain of the Company's businesses. Allowance is maintained for aggregate expected credit losses. Write-offs are charged to the allowance when taken, net of recoveries. Allowance for doubtful account activity is as follows:

	Year-Ended December 31
(millions)
	2004	2003	2002
Balance, January 1	$5.2	$4.5	$3.4
Additions charged to expense	2.8	1.7	0.9
Acquisitions	4.4	—	—
Write-offs, net of recoveries	(2.4)	(1.7)	(0.8)
Other (a)	0.2	0.7	1.0

Balance, December 31	$10.2	$5.2	$4.5

(a)
Primarily the impact of currency changes as well as divestitures of certain businesses.

        Risks Associated with International Operations and Currency Risk—The Company's international operations are subject to risks normally associated with foreign operations, including, but not limited to, the disruption of markets, changes in export or import laws, restrictions on currency exchanges and the modification or introduction of other governmental policies with potentially adverse effects. A majority of the Company's sales and expenses are denominated in currencies other than U.S. dollars. Changes in exchange rates may have a material effect on the Company's reported results of operations and financial position. In addition, a significant portion of the Company's indebtedness is denominated in Euros.

        Revenue Recognition—The Company recognizes revenue when the earnings process is complete. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company's experience. Revenue under service agreements is realized when the service is performed.

        Foreign Currency Translation—The functional currency of each of the Company's foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency), should be included in determining net income for the period in which exchange rates change. However, the related gains or losses on certain intercompany transactions that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future should be reported and accumulated in the same manner as translation adjustments.

        Advertising—The Company expenses advertising costs as incurred.

        Research and Development—Research and development costs are charged to expense, as incurred. Such costs were $23.7 million in 2004, $8.7 million in 2003 and $8.1 million in 2002.

        Accounting for Shipping and Handling Costs—The Company records shipping and handling costs in cost of sales and records shipping and handling costs billed to customers in net sales in accordance with the Emerging Issues Task Force's ("EITF") guidance (EITF 00-10: Classification of Shipping and Handling Costs).

        Cash and Cash Equivalents—All highly liquid instruments and money market funds with an original maturity of three months or less are considered to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

        Inventories—Inventories are stated at the lower of cost or market. Cost is determined primarily on average cost or the first-in, first-out method. Inventory quantities on hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on either the Company's estimated forecast of product demand and production requirements or historical usage. See Note 4—Inventories.

        Property, Plant and Equipment—Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the various asset classes. Estimated lives range from 20-30 years for buildings and improvements (including land improvements), 7-12 years for machinery and equipment, 3-5 years for furniture and fixtures and 14-50 years for mining rights. See Note 5—Property, Plant and Equipment.

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

        Deferred Debt Issuance Costs—Costs related to the July 2003 Refinancing, the Acquisition Financing and two additional refinancings completed during the fourth quarter of 2004 have been capitalized and are being amortized using the effective interest rate method over the term of the debt outstanding. This amortization is reflected in interest expense. See Note 8—Long-Term Debt.

        Goodwill—Goodwill represents the cost in excess of fair value of net assets acquired for transactions accounted for using the purchase method of accounting. See Note 6—Goodwill for detail of goodwill activity by segment.

        Other Intangible Assets—Other intangible assets primarily consists of patents and other intellectual property, trade names and trademarks, and customer relationships. Patents and other intellectual property are recorded at their estimated fair values at the time of acquisition and are being amortized over their estimated remaining useful lives, ranging from 4 to 20 years. Trade names and trademarks are being amortized over 25 years, and customer relationships are amortized from 7 to 15 years. See Note 7—Other Intangible Assets.

        Impairment Accounting—The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, long-lived tangible, and certain intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. See Note 13—Impairment Charges.

        The Company's initial goodwill impairment review begins with the estimate of fair value of each reporting unit generally based on an industry metric such as the ratio of enterprise value (commonly defined as market capitalization plus long-term debt less cash) to Adjusted EBITDA as defined in the senior secured credit facilities. This calculation is performed on both the current year actual results and on the budgeted amounts for the following year. Similarly, when testing for impairment of long-lived assets other than goodwill, the Company initially reviews the estimated future undiscounted cash flows to be derived from the asset or asset group (collectively "asset"). If it appears that the asset is impaired based on undiscounted cash flows, the estimated fair value of the asset is calculated on a present value basis by multiplying the estimated future annual cash flows of the asset by the then current enterprise value ratio (a discounted measure) or by a discount factor appropriate to the related reporting unit, in accordance with paragraph 23 of SFAS 144. An impairment loss is recognized when the carrying value of the asset or goodwill exceeds the discounted cash flow (or other measure of) fair value.

        These calculations are based on inherent assumptions and estimates about future cash flows and appropriate benchmark peer companies or groups. Subsequent changes in these assumptions could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results.

        Financial Instruments—Management believes the carrying amount of financial instruments, including accounts receivable, accounts payable and debt, approximates fair value, except as described in Note 8—Long-Term Debt.

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

        Pension, Postemployment and Postretirement Costs—Defined benefit costs and liabilities have been determined in accordance with SFAS 87, Employers' Accounting for Pensions. Other postretirement benefit costs and liabilities have been determined in accordance with SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Postemployment benefit costs and liabilities have been determined in accordance with SFAS 112, Employers' Accounting for Postemployment Benefits.

        Related party transactions—In the ordinary course of business Rockwood has engaged in transactions with certain related parties including KKR and DLJMB. See Note 2—Acquisitions and Note 8—Long-Term Debt for additional information concerning these transactions.

        Income Taxes—Income taxes are determined in accordance with SFAS 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the corresponding tax carrying amounts of assets and liabilities. Deferred tax assets are also recognized for tax loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on available evidence weighted toward evidence that is objectively verifiable. Deferred taxes are not provided on the undistributed earnings of subsidiaries as such amounts are considered to be permanently invested or could be distributed to the parent company in a tax free manner.

        Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carry back, carry forward period available under the tax law. The Company's policy is to consider the following sources of taxable income which may be available under the tax law to realize a tax benefit for deductible temporary differences and carry forwards:

  •
  Future reversals of existing taxable temporary differences

  •
  Future taxable income exclusive of reversing temporary differences and carry forwards

  •
  Taxable income in prior carry back year(s) if carry back is permitted under the tax law

  •
  Tax planning strategies that would, if necessary, be implemented to:

  (1)
  Accelerate taxable amounts to utilize expiring carryforwards

  (2)
  Change the character of taxable or deductible amounts from ordinary income or loss to capital gain or loss

  (3)
  Switch from tax-exempt to taxable investments.

        Evidence available about each of those possible sources of taxable income will vary between tax jurisdictions and, possibly, from year to year. To the extent evidence about one or more sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, the Company's policy is that other sources need not be considered. Consideration of each source is required, however, to determine the amount of the valuation allowance that may be required to be recognized for deferred tax assets.

        For any specific jurisdiction where a history of three years of cumulative losses has occurred or where there has been a substantial change in the business (e.g. a major acquisition or divestiture), the Company does not rely on projections of future taxable income as described above. Instead, the Company determines its need for a valuation allowance on deferred tax assets, if any, by determining an average normalized taxable income amount over the last three years, adjusted for acquisitions or divestitures if necessary.

        The Company will also consider the following positive evidence in the above scenarios, if present:

  •
  Existing contracts or firm sales backlog that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures.

  •
  An excess of appreciated asset value over the tax basis of the entity's net assets in an amount sufficient to realize the deferred tax asset.

        Comprehensive Income—Comprehensive income includes net income and the other comprehensive income components which include unrealized gains and losses from foreign currency translation and from certain intercompany transactions that are of a long-term investment nature as well as minimum pension liability adjustments that are recorded directly into a separate section of stockholders' equity in the balance sheets. Foreign currency translation amounts are not adjusted for income taxes since they relate to indefinite length investments in non-U.S. subsidiaries.

        Accounting for Environmental Liabilities—In the ordinary course of business, Rockwood is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. Rockwood's policy has been to accrue costs of a non-capital nature related to environmental clean-up when those costs are believed to be probable and can be reasonably estimated. If the aggregate amount of the obligation and the amount and timing of the cash payments for a site are fixed or reliably determinable, the liability is discounted. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized and expenditures related to existing conditions resulting from past or present operations and from which no current or future benefit is discernible are immediately expensed. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation and the length of time involved in remediation or settlement. In some matters, Rockwood could share costs with other parties. Rockwood does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities.

        Reclassifications—Certain prior year amounts have been reclassified to conform to current year classification.

        Recent Accounting Pronouncements—On July 31, 2004 the Company implemented SFAS 150 and Financial Accounting Standards Board ("FASB") interpretation ("FIN") 46R. The Company implemented these as a result of the completion of the Dynamit Nobel Acquisition on that same date; the Company did not previously implement these because they were not relevant prior to the Dynamit Nobel Acquisition. Implementation of these accounting standards has had no significant impact on the Company's financial position, results of operations, or cash flows. SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. These instruments are reported as a liability and accounted for at their fair value. Stock options and convertible bonds issued as remuneration are exempted from this standard. SFAS 150 is applicable to financial instruments issued or modified after May 31, 2003. The valuation rules pertaining to certain financial instruments are not applicable until further notice owing to FASB Staff Position No. 150-3 Effective Date Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FIN 46R, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (revised) provides guidance on the identification of entities for which control is achieved though means other than through voting rights ("variable-interest entity") and how to determine when an entity is the primary beneficiary and required to consolidate a variable-interest entity.

        The Company plans to implement the financial accounting standards listed below on January 1, 2006. We do not expect any significant impact on our financial position, results of operation, or cash flows from the implementation of SFAS 151 and SFAS 153, although we are still in the process of evaluating SFAS 123R as to its potential impact, if any.

SFAS 151	Inventory Costs
SFAS 153	Exchanges of Nonmonetary Assets
SFAS 123R	Share Based Payment

        SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This standard requires such items be recognized as current-period charges and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

        SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This standard is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005.

        SFAS 123R revises SFAS 123 Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB 25. This standard is effective for the Company beginning in the first quarter of 2006. As we are not a publicly traded equity company, we will apply SFAS 123R on a prospective basis. As such, new awards, modifications to existing awards, repurchases or cancellations subsequent to February 11, 2005 (the date on which our ultimate Parent Rockwood Holdings filed its Form S-1) will be accounted for in accordance with SFAS 123R on the modified prospective basis.

        In May 2004, the FASB issued FASB Staff Position ("FSP") 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

This guidance supersedes FSP 106-1 issued in January 2004 and clarifies the accounting and disclosure requirements for employers with postretirement benefit plans that have been or will be affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"). The Act introduces two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. The effective date for the new requirements was the first interim or annual period beginning after June 15, 2004. The adoption of FSP 106-2 did not have a material impact on the Company.

        Stock-Based Compensation—At December 31, 2004, the Company had in place the Amended and Restated 2003 Stock Purchase and Option Plan of Rockwood Holdings, Inc., as amended, (formerly the 2000 Stock Purchase and Option Plan) (the "Plan"). The Company accounts for the Plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation is reflected in net loss related to this Plan, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Volatility is assumed to be zero as there is no public market for the underlying stock. Dividend yield is also assumed to be zero.

	Year Ended December 31,
(millions)
	2004	2003	2002
Net loss, as reported	$(148.2)	$(72.0)	$(55.2)
Add: Stock-based compensation expense included in reported net loss, net of tax	0.2	0.2	0.2
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(0.8)	(0.7)	(0.4)

Pro forma net loss	$(148.8)	$(72.5)	$(55.4)

Other assumptions used in fair-value pricing model:
Risk-free interest rate	3.51%	3.32%	4.38%
Expected lives of option grants (years)	5.0	6.5	6.5

        During 2004, the Company corrected an immaterial error in the determination of stock-based employee compensation expense determined under fair value based method, net of tax, in the table above. This has increased such amounts and the pro forma net loss previously reported for the years ended December 31, 2003 and 2002 by $0.2 million and $0.2 million, respectively.

2.     ACQUISITIONS:

Dynamit Nobel

        On July 31, 2004, the Company consummated the Dynamit Nobel Acquisition. The Company paid approximately €1,635.0 million (or $1,968.5 million) (excluding repayment of certain assumed debt) in cash to mg technologies ag for the businesses acquired, subject to possible post-closing adjustments. The four divisions of Dynamit Nobel acquired by Rockwood were (i) Chemetall, or Specialty Chemicals; (ii) Sachtleben Chemie, or Titanium Dioxide Pigments; (iii) CeramTec, or Advanced Ceramics and (iv) DNES Custom Synthesis (consisting of Dynamit Nobel Special Chemistry, Finorga, S.A. and Rohner A.G.), or Custom Synthesis, which is now known as Groupe Novasep. Through this acquisition, the Company believes it has created a portfolio of distinct specialty chemicals and advanced performance materials businesses, with diversified geographic and end-use markets, strong market positions and margins, and limited exposure to individual raw material fluctuations.

        Approximate sources and uses of the funds relating to the Dynamit Nobel Acquisition and the related Acquisition Financing are shown on the table below. Information presented in the following table has been calculated using the U.S. dollars per euro exchange rate at July 31, 2004.

(millions)
Sources
New senior secured credit facilities(a) (€389.7 and $985.0)	$1,454.2
New senior subordinated loan facility(a) (€419.1 and $350.0)	854.5
Equity contribution(b)	404.0

Total sources	$2,712.7

Uses
Cash purchase price(c)	$1,968.5
Repayment of old senior credit facilities	442.2
Repayment of assumed debt(d)	129.0
Cash settlement of derivative transactions	20.0
Fees and expenses	137.0
Cash on hand	16.0

Total uses	$2,712.7

(a)
See Note 8—Long-Term Debt for more detailed information concerning the Company's debt facilities.

(b)
Represents an equity contribution to the Company from the proceeds of equity contributions of $425.0 million to Rockwood Holdings from affiliates of KKR and DLJMB, less a $20.0 million repayment of a portion of the additional pay-in-kind notes issued in connection with interest payments on the $70.0 million initial principal amount of pay-in-kind notes issued in connection with the KKR Acquisition, and related fees of $1.0 million.

(c)
The cash purchase price (which does not include the assumed debt described in note (d) below) is subject to possible post-closing adjustments, including adjustments related to Closing Net Financial Debt and Closing Working Capital (as each term is defined in the Sale and Purchase Agreement dated April 19, 2004).

(d)
Represents assumed debt which the Company repaid at or shortly after the closing of the Dynamit Nobel Acquisition, in addition to €154.6 million (or $186.1 million) that the Company assumed as of the acquisition date. See Note 8—Long-Term Debt.

        The Company accounted for the Dynamit Nobel Acquisition using the purchase method of accounting. The Company has allocated the estimated total purchase price to the assets acquired and liabilities assumed of Dynamit Nobel based on management's estimates of their fair values. The Company retained independent valuation specialists to assist in the determination of fair value of a significant portion of these assets, including property, plant and equipment and identified intangible assets. The consolidated statements of operations for the year ended December 31, 2004 reflect the results of Dynamit Nobel since July 31, 2004. See Note 6—Goodwill and Note 7—Other Intangible Assets.

        The allocation of purchase price to the identifiable assets acquired is complete except that the purchase price is subject to possible post-closing adjustments, including adjustments related to Closing Net Financial Debt and Closing Working Capital (as each term is defined in the Sale and Purchase Agreement dated April 19, 2004). mg technologies has notified the Company of several adjustments which would result in the Company paying an additional €34.7 million; however, the Company has notified mg technologies ag of counterclaims in the aggregate of €19.6 million. Management believes the potential future consideration due to mg technologies ag ranges from zero to several million dollars. We expect to finalize this matter within the next 12 months. Finalization of this item may change the recorded amount of goodwill, net of tax, as applicable.

        The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill. Goodwill in the transaction totaled $941.6 million at December 31, 2004. This represents a $29.1 million increase to goodwill from the initial allocation of the purchase price contained in our September 30, 2004 balance sheet and was primarily due to refinement and reallocation of identifiable asset valuation estimates by the independent appraiser and the recognition of additional liabilities for which management was seeking additional information and did not have sufficient information to record as of September 30, 2004.

        Estimated fair value of assets acquired and liabilities assumed has been allocated to the estimated purchase price as of July 31, 2004 as follows:

(millions)
Estimated purchase price (including fees and expenses)		$2,034.4
Net assets acquired	$1,041.9
Adjustments to net assets acquired:
Existing goodwill	(399.0)
Existing intangibles	(19.4)
Deferred tax asset	(396.6)
Deferred tax liability—current	5.4
Deferred tax liability—non-current	51.6
Liabilities to related parties	345.5

Adjusted net assets acquired		629.4

Estimated purchase price in excess of book value of assets acquired and liabilities assumed		1,405.0
Fair value in excess of book value of assets acquired and liabilities assumed:
Inventory	$55.4
Property, plant and equipment	30.1
Intangible assets identified:
Patents and other intellectual property	273.5
Customer relationships	155.6
Trade names and trademarks	98.4
Pension liabilities	(46.4)
Deferred tax liability, net	(4.7)
Restructuring program liabilities	(33.5)
Other liabilities	(65.0)

Total fair value in excess of book value of identifiable net assets acquired		463.4

Estimated goodwill		$941.6

•
The fair value of finished goods and work in process inventories, which were stepped up to selling price less direct selling cost, was recognized in cost of goods sold during 2004 as the acquired inventory was sold.

•
The fair value of property, plant and equipment and identified intangibles other than goodwill are being amortized over their estimated useful lives. Estimated lives for property, plant and equipment range from 20-30 years for buildings and improvements (including land improvements), 7-12 years for machinery and equipment, 3-5 years for furniture and fixtures and 14-50 years for mining rights. Estimated weighted average useful lives for identified intangible assets are: 12.6 years for patents and other intellectual property, 25.2 years for trademarks and trade names and 11.9 years for customer relationships for a total estimated weighted average useful life of 13.6 years.

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

•
Liabilities assumed were as follows:

(millions)
Fair value of assets acquired	$2,977.7
Cash purchase price	2,034.4

$943.3

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(millions)	At July 31, 2004
Inventory	$331.0
Property, plant and equipment	927.3
Intangible assets	527.5
Goodwill	941.6
Other assets	242.8

Total assets acquired	2,977.7

Other liabilities	(757.2)
Long-term debt	(186.1)

Total liabilities assumed	(943.3)

Net assets acquired	$2,034.4

        The following unaudited pro forma financial information has been prepared as if the Dynamit Nobel Acquisition had occurred at the beginning of each period presented. The pro forma amounts include certain adjustments to historical results of operations including depreciation and amortization expense (based upon the estimated fair values and useful lives of property, plant and equipment and intangible assets other than goodwill, as determined by appraisal), the charge to cost of products sold for the stepped-up values of inventory, an increase in interest expense resulting from the Acquisition Financing, plus the amortization of new deferred financing costs and reduction of amortization of deferred financing costs for long-term debt subsequently repaid.

        Such pro forma information does not purport to be indicative of the results of operations that would have been achieved had the transactions for which we are giving pro forma effect actually occurred on the date referred to above or the results of operations that may be expected in the future.

	Year ended December 31
(millions)
	2004	2003
Net sales	$2,773.8	$2,393.2
Net loss	$(99.0)	$(49.2)

Johnson Matthey Pigments and Dispersions Business

        On September 2, 2004 the Company completed the acquisition of the Pigments and Dispersions business of Johnson Matthey Plc for approximately $50.0 million, subject to post-closing adjustments. The acquisition expands the Company's global color pigments and services' business specifically within transparent iron oxide pigments and dispersions, color concentrates and complex inorganic color pigments for the surface and wood coatings, plastics, building materials and printing inks markets. The Company utilized the remaining undrawn funds from the term loan portion of its senior credit facilities to finance this transaction (see Note 8—Long-Term Debt).

        This acquisition is accounted for using the purchase method of accounting. Except for the possible effect of the post-closing adjustments described above, the Company has finalized the estimated fair value of the assets acquired and liabilities assumed. Goodwill of less than $1.0 million has been recorded. This acquisition is not significant on a pro forma basis and therefore, pro forma information is not provided.

Novasep and Custom Synthesis Combination

        On December 31, 2004, the Company completed the combination of the three business lines of its Custom Synthesis segment (Dynamit Nobel Special Chemistry, Finorga S.A. and Rohner AG) with Groupe Novasep SAS, or Groupe Novasep, to form a new standalone company within Rockwood. Groupe Novasep specializes in innovative production of active pharmaceutical ingredients, or API, from biotechnological or chemical processes and focuses on finding purification solutions by the research and development of new purification processes. As a result of the combination (total purchase price of approximately $148.2 million including assumed debt of $48.6 million; cash purchase price including fees and acquisition costs of $74.5 million (€54.9 million) and the shares contributed to the management of the new combined company valued at $39.7 million less cash acquired of $14.6 million), the Company acquired 69.4% of the stock of Groupe Novasep SAS and the Groupe Novasep management contributed its remaining stock of 30% of Groupe Novasep to the new standalone company in exchange for shares in the new company. As a result of the transaction, the Company owns approximately 79% of Knight Specialte Synthese SAS, which has now been renamed Groupe Novasep. Management of Groupe Novasep owns the remaining approximately 21%. This ownership is reflected in minority interest in the accompanying consolidated balance sheet. The Company used cash on hand to finance this transaction.

        This acquisition is accounted for using the purchase method of accounting. The Company has not finalized the estimated fair value of the assets acquired and liabilities assumed. The Company expects to finalize this by the third quarter of 2005. However, significant changes to the preliminary purchase accounting are not expected. Based on the preliminary fair value allocation, goodwill of $60.9 million is included in the accompanying balance sheet. This acquisition is not significant on a pro forma basis and therefore, pro forma information is not provided.

        The assets acquired included $63.6 million of intangible assets, other than goodwill. Of the $63.6 million (11.4 year weighted average useful life), $24.5 million was assigned to patents and other intellectual property (10 year weighted average useful life), $36.4 million was assigned to customer relationships (12.1 year weighted average useful life) and $2.7 million was assigned to trademarks and trade names (25 year weighted average useful life)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(millions)	December 31, 2004
Inventory	$23.0
Property, plant and equipment	49.2
Intangible assets	63.6
Goodwill	60.9
Other assets	82.7

Total assets acquired	279.4

Other liabilities	(97.9)
Long-term debt	(48.6)

Total liabilities assumed	(146.5)

Minority interest	(27.7)

Net assets acquired	$105.2

3.     SEGMENT INFORMATION:

        Rockwood operates in seven reportable segments according to the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company's key decision maker, who is the Company's Chief Executive Officer. The seven segments are: (1) Performance Additives, which consists of color pigments and services, timber treatment chemicals, clay-based additives and water treatment chemicals business lines; (2) Specialty Compounds; (3) Electronics, which consists of electronic chemicals, wafer reclaim and photomasks business lines; (4) Specialty Chemicals; (5) Titanium Dioxide Pigments; (6) Advanced Ceramics; and (7) Groupe Novasep.

        Items that cannot be readily attributed to individual segments have been classified as "corporate". Corporate operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, legal, internal auditing and consolidation accounting as well as the cost of operating our central offices (including some maintained based on legal or tax considerations). The primary components of corporate loss, in addition to operating loss, are interest expense on external debt (including the amortization of deferred financing costs), foreign exchange losses or gains, and mark-to-market gains or losses on derivatives. The foreign exchange losses or gains primarily represent the effect of the re-measurement of our euro denominated external debt into our reporting currency, the US dollar. Major Corporate components within the reconciliation of net income (loss) to Adjusted EBITDA (described more fully below) include systems/ organization establishment expenses such as outside consulting costs for Sarbanes-Oxley initial documentation, tax benefit resulting from corporate losses, interest expense on external debt, foreign exchange losses or gains, and refinancing expenses related to external debt. Corporate identifiable assets primarily represent cash balances or overdrafts maintained in accordance with centralized cash management techniques and deferred financing costs that have been capitalized in connection with certain corporate external debt financing. The corporate classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel.

        Summarized financial information for each of the reportable segments is provided in the following table.

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate	Consolidated
Year Ended December 31, 2004
Net sales	$630.9	$200.4	$168.1	$321.1	$175.7	$146.3	$101.0	$—	$1,743.5
Impairment charges	—	—	11.0	—	—	—	—	—	11.0
Adjusted EBITDA	149.2	28.8	28.9	60.0	37.8	35.8	23.0	(31.1)	332.4
Depreciation and amortization	32.0	7.7	20.8	17.4	15.0	11.5	9.8	1.0	115.2
Identifiable assets	1,170.0	256.7	309.5	1,659.9	709.5	752.6	683.9	(109.3)	5,432.8
Capital expenditures	19.0	2.2	6.3	15.5	19.6	30.8	19.4	—	112.8
Year Ended December 31, 2003
Net sales	$477.3	$176.4	$143.6	$—	$—	$—	$—	$—	$797.3
Impairment charges	—	—	35.0	—	—	—	—	—	35.0
Adjusted EBITDA	112.5	23.9	24.8	—	—	—	—	(11.7)	149.5
Depreciation and amortization	27.4	7.2	17.1	—	—	—	—	0.7	52.4
Identifiable assets	1,015.6	254.2	318.6	—	—	—	—	(155.4)	1,433.0
Capital expenditures	16.3	3.6	14.4	—	—	—	—	0.0	34.3
Year Ended December 31, 2002
Net sales	$443.8	$168.8	$147.3	$—	$—	$—	$—	$—	$759.9
Impairment charges	—	—	50.0	—	—	—	—	—	50.0
Adjusted EBITDA	106.4	26.0	33.4	—	—	—	—	(15.4)	150.4
Depreciation and amortization	23.4	6.7	15.4	—	—	—	—	0.8	46.3
Identifiable assets	862.3	239.6	323.1	—	—	—	—	(17.9)	1,407.1
Capital expenditures	19.0	3.4	12.4	—	—	—	—	1.2	36.0

        The following table represents summarized geographic information with net sales based on seller's location:

	Year ended December 31,
(millions)
	2004	2003	2002
Net sales:
United States	$741.0	$523.0	$505.4
Germany	483.7	34.3	30.8
Rest of Europe	391.7	183.0	171.0
Rest of world	127.1	57.0	52.7

	$1,743.5	$797.3	$759.9

	December 31,
(millions)
	2004	2003
Long-lived assets:
United States	$194.7	$190.1
Germany	703.0	27.0
Rest of Europe	470.6	190.7
Rest of world	212.6	10.8

	$1,580.9	$418.6

        The Company has not finalized the allocation of purchase price related to the Novasep combination as discussed in Note 2—Acquisitions. As such, the long-lived asset amounts may change upon finalization of the Novasep combination purchase price allocation.

        The summary of segment information above includes "Adjusted EBITDA", a financial measure used by our chief decision maker and senior management to evaluate the operating performance of each segment.

Components of Adjusted EBITDA

        The process of refocusing and restructuring the businesses acquired in the KKR Acquisition and establishing the post-acquisition corporate entity, along with the impact of the Dynamit Nobel Acquisition, resulted in a number of charges that have affected Rockwood's historical results. These charges, along with certain other items, are added to or subtracted from net loss to derive Adjusted EBITDA, as defined below. The more significant of these items include the following:

  •
  Restructuring and Related Charges. Restructuring charges were recorded during the years ended December 31, 2004, 2003 and 2002 for miscellaneous restructuring activities.

  •
  Impairment charges: As part of annual impairment testing, the Company determined that there were asset impairments in certain businesses within the Electronics segment. These impairments resulted from a significant decline in earnings and operating cash flows, both historical and prospective, based on global economic conditions common to significant competitors, including overcapacity, as well as the erosion of the Electronics segment's business lines' relative competitive position due to continued industry concentration and resulting pricing pressure. Accordingly, the Company recorded non-cash asset impairment charges to goodwill of $4.0 million, $19.3 million, and $50.0 million, respectively, for the years 2004, 2003 and 2002. Also, the Company recorded a non-cash impairment charge to property, plant and equipment of $7.0 million and $15.7 million in 2004 and 2003, respectively.

  •
  Systems/Organization Establishment Expenses. These expenses include costs that arose in connection with the KKR Acquisition and the resulting organization as a stand-alone company, primarily relating to the amortization of sign-on compensation arrangements for key executives previously hired. For 2004, these expenses primarily represent costs related to the integration of the business acquired in the Dynamit Nobel Acquisition, as well as professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002. These expenses are reflected in the "corporate" column when Rockwood's results are presented on a segment basis.

  •
  Acquisition and Disposal Costs. Such costs have been incurred in connection with non-consummated acquisitions and dispositions.

  •
  Stamp duty tax. During the year ended December 31, 2004, the Company paid a stamp duty tax on certain assets transferred in the United Kingdom in connection with the KKR Acquisition.

  •
  Business Interruption and Insurance Recovery. Rockwood recorded gains in 2003 and 2002 for fire insurance settlements.

  •
  Inventory Write-Up Reversal. Under SFAS 141, all inventories acquired in an acquisition must be revalued to "fair value." In connection with the Dynamit Nobel Acquisition, the Company allocated approximately $55.4 million of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit, including currency effects, of $60.1 million for the year ended December 31, 2004, as the inventory was sold in the normal course of business. Also included for the periods presented herein is the impact of inventory step-ups from certain acquisitions in the Performance Additives segment.

  •
  Refinancing costs. In July 2003, the Company wrote off $36.9 million of deferred debt issuance costs related to previous long-term debt that was repaid as part of the July 2003 Refinancing. In

    December 2003, the Company incurred $1.4 million of expenses in connection with a further modification of the then senior credit agreement resulting in a 75 basis point interest rate reduction on $290.0 million of senior debt. In July 2004 the Company wrote off $1.8 million of deferred debt issuance costs related to previous long-term debt that was repaid as part of the Dynamit Nobel Acquisition. In October 2004, the Company wrote off $6.1 million of deferred financing costs in connection with the October 8, 2004 amendment of the secured credit facilities. Also, in November 2004 a write-off of $17.2 million of deferred financing costs was recorded related to the bridge loan repayments in connection with the issuance of the 2014 Notes. Finally, in December 2004 the Company incurred $1.0 million of expenses related to the December 10, 2004 amendment of the secured credit facilities that resulted in a 25 basis point interest rate reduction on $1,145.0 million of tranche D term loans.

  •
  Foreign exchange (loss)/gain. The Company recorded foreign exchange (losses) and gains related to its long-term debt. These amounts reflect the non-cash translation impact on euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar during the applicable periods. Foreign exchange (loss) gain in 2004 also includes losses on foreign currency derivative agreements into which the Company entered in connection with the Dynamit Nobel Acquisition.

        On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain non-recurring gains and charges and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement. The indentures governing the 2011 Notes and the 2014 Notes exclude certain adjustments permitted under the senior secured credit agreement. Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company's business segments and reporting units.

        The Company uses Adjusted EBITDA on a segment and consolidated basis to assess its operating performance. In addition, management uses Adjusted EBITDA on a consolidated basis as the most significant criterion in the calculation of performance-based cash bonuses and the determination of whether certain performance-based stock options vest.

        Rockwood believes this financial measure on a consolidated basis is helpful in highlighting trends in its overall business because Adjusted EBITDA excludes those items that have little or no bearing on day-to-day operating performance.

        Because the Company views Adjusted EBITDA on both a segment basis and consolidated basis as an operating performance measure, the Company uses net income (loss) as the most comparable GAAP measure. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income (loss) to Adjusted EBITDA on a GAAP basis:

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate	Consolidated
Year Ended December 31, 2004
Net income (loss)	$84.1	$12.4	$(5.5)	$(24.5)	$(4.2)	$(22.0)	$(18.6)	$(169.9)	$(148.2)
Income tax (benefit) provision	4.2	8.6	(4.6)	17.4	4.5	8.2	17.6	(42.9)	13.0
Interest expense, net	26.8	(0.7)	5.4	24.3	15.7	16.6	5.5	34.1	127.7
Depreciation and amortization	32.0	7.7	20.8	17.4	15.0	11.5	9.8	1.0	115.2
Impairment charges	—	—	11.0	—	—	—	—	—	11.0
Restructuring and related charges	0.5	0.3	—	0.3	—	—	—	—	1.1
Systems/organization establishment expenses	0.2	—	0.2	0.1	—	—	—	4.3	4.8
Acquisition and disposal costs	—	—	0.2	—	—	—	—	0.3	0.5
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0
Loss from disposed businesses	—	—	—	—	—	—	0.8	—	0.8
Inventory write-up reversal	1.0	—	—	25.4	6.6	20.8	7.3	—	61.1
Refinancing expenses	0.4	0.2	0.1	—	—	—	—	25.4	26.1
Foreign exchange loss (gain)	0.3	—	1.4	(0.9)	—	—	0.2	112.2	113.2
Other	(0.3)	0.3	(0.1)	0.5	0.2	0.7	0.4	0.4	2.1

Total Adjusted EBITDA	$149.2	$28.8	$28.9	$60.0	$37.8	$35.8	$23.0	$(31.1)	$332.4

Year Ended December 31, 2003
Net income (loss)	$44.0	$17.0	$(26.2)	$—	$—	$—	$—	$(106.8)	$(72.0)
Income tax (benefit) provision	10.1	(0.3)	(5.3)	—	—	—	—	(14.0)	(9.5)
Interest expense, net	30.0	(0.5)	6.6	—	—	—	—	49.7	85.8
Depreciation and amortization	27.4	7.2	17.1	—	—	—	—	0.7	52.4
Impairment charges	—	—	35.0	—	—	—	—	—	35.0
Restructuring and related charges	0.8	0.6	0.4	—	—	—	—	—	1.8
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.6	1.6
Acquisition and disposal costs	—	—	1.6	—	—	—	—	0.3	1.9
Business interruption costs and insurance recovery	—	—	(4.5)	—	—	—	—	—	(4.5)
Inventory write-up reversal	0.2	—	—	—	—	—	—	—	0.2
Refinancing expenses	—	—	—	—	—	—	—	38.3	38.3
Foreign exchange loss (gain)	—	(0.1)	0.1	—	—	—	—	18.5	18.5

Total Adjusted EBITDA	$112.5	$23.9	$24.8	$—	$—	$—	$—	($11.7)	$149.5

Year Ended December 31, 2002
Net income (loss)	$41.2	$22.3	$(36.3)	$—	$—	$—	$—	$(82.4)	$(55.2)
Income tax (benefit) provision	14.1	(2.5)	(0.5)	—	—	—	—	(16.6)	(5.5)
Interest expense, net	26.0	(0.8)	7.0	—	—	—	—	56.0	88.2
Depreciation and amortization	23.4	6.7	15.4	—	—	—	—	0.8	46.3
Impairment charges	—	—	50.0	—	—	—	—	—	50.0
Restructuring and related charges	1.2	—	—	—	—	—	—	—	1.2
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.6	1.6
Acquisition and disposal costs	—	—	—	—	—	—	—	0.2	0.2
Business interruption costs and insurance recovery	—	0.1	(2.3)	—	—	—	—	—	(2.2)
Foreign exchange loss (gain)	—	—	0.1	—	—	—	—	24.5	24.6
Loss on receivables sold	0.5	0.2	—	—	—	—	—	0.5	1.2

Total Adjusted EBITDA	$106.4	$26.0	$33.4	$—	$—	$—	$—	$(15.4)	$150.4

4.     INVENTORIES:

        Inventories are comprised of the following:

	December 31,
(millions)
	2004	2003
Raw materials	$140.4	$26.8
Work-in-process	81.6	3.2
Finished goods	240.3	50.0
Packaging materials	14.6	7.8

	$476.9	$87.8

        The portion of this balance represented by assets of the Novasep combination discussed in Note 2—Acquisitions is subject to change upon the finalization of purchase accounting.

5.     PROPERTY, PLANT AND EQUIPMENT:

        Property, plant and equipment, net is comprised of the following:

	December 31,
(millions)
	2004	2003
Land	$200.0	$20.6
Buildings and improvements, including land improvements	561.5	108.9
Machinery and equipment	1,077.2	374.4
Furniture and fixtures	140.6	21.1
Mining rights	86.9	—
Construction-in-progress	137.7	11.2

Property, plant and equipment, at cost	2,203.9	536.2
Less accumulated depreciation and amortization	(623.0)	(117.6)

Property, plant and equipment, net	$1,580.9	$418.6

        Depreciation expense was $88.6 million, $46.3 million and $41.3 million for the years ended December 31, 2004, 2003 and 2002 respectively.

        The Company recorded an impairment charge of $7.0 million and $15.7 million in 2004 and 2003, respectively related to property, plant and equipment in its Electronics segment. See Note 13—Impairment Charges.

        The portion of this balance represented by assets from the Novasep combination discussed in Note 2—Acquisitions is subject to change upon the finalization of purchase accounting.

        In addition, property, plant and equipment at December 31, 2004 includes items recorded under capital leases by businesses included in the Dynamit Nobel Acquisition as follows:

(millions)
Land	$0.2
Buildings and improvements, including land improvements	58.0
Machinery and equipment	11.4
Furniture and fixtures	4.6

74.2
Accumulated depreciation	(1.9)

Total	$72.3

6.     GOODWILL:

        Below are goodwill balances and activity by segment:

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Total
Balance, January 1, 2003	$424.6	$101.3	$133.5	$—	$—	$—	$—	$659.4
Impairment charges	—	—	(19.3)	—	—	—	—	(19.3)
Acquisitions	6.7	—	3.7	—	—	—	—	10.4
Adjustment to restructuring liability	(2.1)	—	—	—	—	—	—	(2.1)
Foreign exchange	21.7	9.0	4.8	—	—	—	—	35.5

Balance, December 31, 2003	450.9	110.3	122.7	—	—	—	—	683.9
Impairment charges	—	—	(4.0)	—	—	—	—	(4.0)
Acquisitions	3.3	—	0.1	581.3	154.4	205.9	60.9	1,005.9
Foreign exchange	9.6	5.2	5.4	84.0	20.0	26.8	—	151.0

Balance, December 31, 2004	$463.8	$115.5	$124.2	$665.3	$174.4	$232.7	$60.9	$1,836.8

        The portion of this balance represented by assets of the acquisitions and combination discussed in Note 2—Acquisitions is subject to change upon the finalization of purchase accounting.

        SFAS 142 also requires impairment testing at least annually. The goodwill test for impairment begins with an estimation of the fair value of each reporting unit. The Company has determined reporting units to be each of its divisions, one level below the reportable segment level. The impairment charges above were recognized as a result of this testing. See Note 13—Impairment Charges.

7.     OTHER INTANGIBLE ASSETS:

        Other intangible assets, net consist of:

	As of December 31, 2004			As of December 31, 2003
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and other intellectual property	$377.3	$(39.4)	$337.9	$41.4	$(17.6)	$23.8
Trade Names and Trademarks	115.0	(1.5)	113.5	—	—	—
Customer Relationships	205.7	(6.5)	199.2	—	—	—
Other	7.8	(3.1)	4.7	3.0	(1.1)	1.9

Total	$705.8	$(50.5)	$655.3	$44.4	$(18.7)	$25.7

        Amortization of other intangible assets was $26.6 million, $6.1 million and $5.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

(millions) Year ended	Amortization Expense
2005	$51.0
2006	51.0
2007	51.0
2008	49.5
2009	46.2

        The portion of this balance represented by assets of the Novasep Combination discussed in Note 2—Acquisitions is subject to change upon the finalization of purchase accounting.

8.     LONG-TERM DEBT:

        Long-term debt and loans payable are summarized as follows:

	December 31,
(millions)
	2004	2003
Senior secured credit facilities:
Tranche A-1 term loans (€39.1 as of December 31, 2004)	$53.2	$—
Tranche A-2 term loans (€170.4 as of December 31, 2004)	231.6	—
Tranche C term loans (€274.8 as of December 31, 2004)	373.5	—
Tranche D term loans	1,145.0	—
2003 Senior secured credit facilities (€133.2 and $290.2 as of December 31, 2003) (repaid July 31, 2004):	—	458.0
2011 Notes	375.0	375.0
2014 Notes (€375.0 and $200.0 as of December 31, 2004)	709.7	—
Other term loan facilities	127.5	—
Capitalized lease obligations (€48.8 as of December 31, 2004)	66.3	—
Preferred stock of subsidiary (£12.0 as of December 31, 2004)	23.0	—
Other (€14.1 as of December 31, 2004)	19.3	—

	3,124.1	833.0
Less current maturities	(47.2)	(9.1)

	$3,076.9	$823.9

Maturities of long-term debt are as follows:
2005	$47.2
2006	70.9
2007	83.6
2008	108.8
2009	80.0
Thereafter	2,733.6

	$3,124.1

Senior Secured Credit Facilities

a) Structure

        In connection with the Acquisition Financing, the Company, as U.S. Borrower, Rockwood Specialties International, Inc., (the Company's immediate parent) as Guarantor, and Rockwood Specialties Limited, (a United Kingdom subsidiary) as U.K. Borrower, entered into a new senior secured credit agreement on July 30, 2004. The full amount of the tranche A-1 term loans, €128.5 million of the tranche A-2 term loans, $985.0 million of the tranche B term loans and €222.1 million of the tranche C term loans were drawn in a single drawing on the closing of the Dynamit Nobel Acquisition. The remaining €41.9 million of the tranche A-2 term loans were drawn in a single drawing on September 30, 2004 in connection with the acquisition of the Pigments and Dispersions business of Johnson Matthey Plc.

        On October 8, 2004, the Company amended its new senior secured credit facilities to borrow an additional $160.0 million of tranche B term loans and, €52.7 million (or $65.5 million) of tranche C term loans (or $225.5 million in the aggregate) and used the proceeds to repay a portion (€105.9 million and $89.9 million or $221.4 million in the aggregate) of the higher interest rate bearing borrowings under the senior subordinated loan facility (subsequently repaid in full through the issuance of the 2014 Notes described herein) and to pay related fees of $2.3 million. The Company wrote off $6.1 million of deferred financing costs in connection with the repayment under this amendment. On December 10, 2004, the Company entered into the second amendment to the senior secured credit agreement to borrow $1,145.0 million of tranche D term loans and used the proceeds to repay in full the tranche B term loans, reducing the interest rate on this debt by 25 basis points as a result. Related fees of $1.0 million were expensed.

b) Availability

        The senior secured credit facilities consist of the term loan tranches listed above as well as a senior secured revolving credit facility in an aggregate principal amount of $250.0 million made available in U.S. dollars, euros and/or pounds sterling. A portion of the revolving credit facility is available in the form of letters of credit and swingline loans. Under the terms of the amendments, the Company may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request that the tranche D term loans and/or the revolving credit commitments be increased by an aggregate amount of up to $250.0 million. At December 31, 2004 the Company had no borrowings and $15.8 million of standby letters of credit outstanding under the revolving credit facility. As of March 31, 2005 the Company had outstanding borrowings of $175.0 million under the revolving credit facility, and $19.0 million of letters of credit issued on its behalf. As of April 27, 2005 the Company had outstanding borrowings of $50.0 million under the revolving credit facility, and $18.9 million of letters of credit issued on its behalf.

        Amounts borrowed under the term loan facilities other than the revolving facility that are repaid or prepaid may not be reborrowed.

c) Interest and Fees

        The interest rates per year under the revolving credit facility and the tranche A-1, A-2 and B term loan facilities are, at the Company's option, Adjusted LIBOR plus 2.50% or, in the case of loans denominated in U.S. dollars, ABR plus 1.25%. ABR is the alternate base rate, which is the higher of Credit Suisse First Boston's prime rate and the federal funds effective rate plus 0.5%. The interest rate per year under the tranche C term loan facility is Adjusted LIBOR plus 3.00%. Adjusted LIBOR is the London inter-bank offered rate, adjusted for statutory reserves. In each case, the interest rates per year (other than under the tranche C term loan facility) are subject to step-downs determined by reference to a performance test. The interest rate per year under the tranche D term loan facilities is, at the Company's option, Adjusted LIBOR plus 2.25% or ABR plus 1.00%.

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

e) Maturity, Amortization and Prepayments

        The tranche A-1 and A-2 term loans will mature on July 30, 2011 and will amortize at escalating percentages on a semi-annual basis commencing on January 31, 2006. The tranche C term loans and tranche D term loans will mature on July 30, 2012 and will amortize on a semi-annual basis commencing on July 31, 2005, with each repayment amount prior to maturity to be equal to 0.5% of the principal amount of tranche C term loans and tranche D term loans, respectively. The revolving credit facility will mature on July 23, 2010. The tranche D term loans have a one-year prepayment fee equal to 1.0% of the aggregate principal amount of such prepayment.

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

  •
  limitations on capital expenditures.

        For purposes of calculating compliance with the financial covenants as of any date, foreign currency denominated indebtedness is to be converted to U.S. dollars based on average exchange rates for the twelve-month period ending on such date.

        Senior subordinated loan facility—In connection with the Acquisition Financing, the Company entered into a senior subordinated loan facility with an initial interest rate equal to the greater of 9.0% and EURIBOR + 7% (in the case of euro borrowings) or LIBOR + 8% (in the case of dollar borrowings) annually with a 75 basis point increase every six months for the first 18 months. During the fourth quarter of 2004, the senior subordinated loan facility was fully repaid.

        2011 Notes—In connection with the July 2003 Refinancing, the Company issued $375.0 million principal amount of 10.625% senior subordinated notes due 2011 ("2011 Notes"). Certain of the Company's domestic subsidiaries guarantee the 2011 Notes on a senior subordinated basis. The 2011 Notes mature on May 15, 2011 with interest payable semi-annually on May 15 and November 15. The Company may redeem up to 35% of the aggregate principal amount of the 2011 Notes at a redemption price equal to 110.625% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date. The 2011 Notes have covenants and other terms and conditions that are comparable or generally less restrictive than the senior secured credit facilities.

        2014 Notes—On November 10, 2004, the Company repaid the senior subordinated loan facility by completing the sale of €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 ("2014 Notes"). The 2014 Notes are pari passu to existing and future senior subordinated indebtedness, including the 2011 Notes and junior to all of the Company's existing and future senior indebtedness. The 2014 Notes are guaranteed on a senior subordinated unsecured basis by certain of the Company's domestic subsidiaries. Proceeds aggregating $684.7 million from the sale of the 2014 Notes were used to repay $260.1 million and €313.2 million (or $404.8 million) (an aggregate of $664.9 million), representing the remaining outstanding borrowings under the Company's senior subordinated loan facility, plus accrued interest of $2.0 million thereon, pay related fees and expenses of approximately $9.6 million and for general corporate purposes.

        Also, in connection with this transaction, the Company entered into cross currency interest rate swaps with a five year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed rate debt in respect of the dollar notes sold into euro fixed rate debt. The Company has designated this contract as a hedge of the foreign currency exposure of its net investment in its euro denominated operations. There was no ineffective portion of the net investment hedge as of December 31, 2004. The Company does not expect any of the loss on the net investment hedge residing in other comprehensive income at December 31, 2004 to be reclassified into earnings in 2005.

        Other term loan facilities—Certain subsidiaries in the Dynamit Nobel Acquisition are borrowers under term loan facilities denominated in various currencies including euro, Swiss Francs, Taiwanese Dollars and Japanese Yen. Interest rates range from 1.38% to 6.05% and mature between 2005 and 2011. Certain of these term loan facilities are collateralized by mortgages on land and buildings and trade receivables. As part of the Novasep combination on December 31, 2004, the Company assumed additional debt of €27.8 million ($37.8 million) plus $10.8 million for an aggregate of $48.6 million. The assumed debt includes three tranches of bank debt at the Novasep parent level totaling €13.0 million ($17.7 million) plus $10.8 million for an aggregate of $28.5 million each with a maturity date of 2010 and interest rates of EURIBOR plus 1.75% in the case of two of the tranches, and LIBOR plus 1.75% for the remaining tranche. In addition, there is bank debt at the Novasep subsidiary level totaling €6.3 million ($8.6 million) with maturity dates ranging from 2006 to 2010 and interest rates ranging from EURIBOR plus 0.7% to EURIBOR plus 1.25%. The remaining amount of assumed debt of €8.5 million ($11.5 million) consists primarily of capitalized lease obligations with maturity dates ranging from 2006 to 2013.

        Preferred stock of subsidiary—Chemetall Plc., a Rockwood subsidiary, had previously issued 12.0 million shares of preferred stock which must be redeemed at their par value (£1) on July 3, 2008 and may be called at an earlier date. The shares have a liquidation preference at their par value and pay an annual dividend of 9.0% payable on January 3 and July 3 of each year. If, in the opinion of management, the level of profit reported does not allow the payment of a dividend, the dividend arrearage must be paid in subsequent years. The preferred stock does not confer any voting rights unless the payment of the dividend or redemption price is more than six months in arrears or a vote is being held on the company's liquidation or a capital reduction. The Company is currently meeting its dividend obligations. The terms and conditions governing the issuance of the preferred stock contain covenants obliging the issuer to maintain a certain debt/equity ratio.

        Covenants—The Company was in compliance with its applicable debt covenants at December 31, 2004 and 2003.

        Fair Value—Based on quoted market values, the Company estimates the fair value of its 2011 Notes approximated $431.3 million at December 31, 2004. The Company estimates that all of its other debt, based on current interest rates and terms, approximates fair value.

        Derivative Contracts—During 2001, the Company entered into interest rate swaps to manage its exposure to changes in interest rates related to euro denominated debt. These contracts were terminated in August 2004 when the Company entered into new interest rate swaps to manage its exposure to changes in interest rates. As of December 31, 2004, these contracts cover notional amounts of $652.6 million (at a rate of 5.89%) and €486.0 million (at rates ranging from 5.58% to 7.03%). These contracts effectively convert a large portion of the Company's floating rate debt instruments to fixed rate obligations for the contract periods. The US dollar swap matures in July 2007 and the Euro swap in July 2008.

        The Company elected not to apply hedge accounting in the historical periods presented and marked these derivative transactions to market; reflected as a component of interest expense. These transactions increased interest expense by $4.4 million, $5.2 million and $18.8 million in the years ended December 31, 2004, 2003 and 2002, respectively, of which $5.2 million gain, $4.5 million gain and $11.6 gain represents mark-to-market adjustments, respectively. The related liability on the contracts' marked-to-market adjustments is reflected in "Other liabilities" in the balance sheet. The Company believes that the counterparties to these agreements are financially sound institutions and the credit risk for non-performance of these contracts is not significant.

        During 2003 the Company entered into cross-currency interest rate swaps with notional amounts aggregating $78.2 million that effectively converted $78.2 million US dollar borrowings into Euro based obligations at an effective interest rate of 4% over Euro or LIBOR. In connection with the July 2003 Refinancing, the Company reduced the notional amounts of this cross currency hedge to $20.1 million and €17.7 million. These contracts have final maturity dates of July 2010.

        As of December 31, 2004, $1,317.0 million of the debt outstanding was denominated in euros.

        In order to mitigate the effect of any exchange rate changes which may have taken place prior to the closing of the Dynamit Nobel Acquisition, the Company entered into call options, permitting it to purchase up to €750.0 million at a price of $1.225 = €1.00. The options expired unexercised and the Company recorded an aggregate loss of $11.0 million on the call options in 2004. Rockwood also entered into a forward contract in July 2004 to purchase €1,057.0 million of euros at a fixed U.S. dollar rate of $1.208 = €1.00 which was utilized to pay for a portion of the purchase price at the closing of the Dynamit Nobel Acquisition. The Company recorded a related charge of $4.2 million in 2004.

        Deferred Debt Issuance Costs—In connection with the Dynamit Nobel Acquisition, the Company wrote-off $1.8 million of deferred debt issuance costs during 2004. Also, the Company capitalized fees of $69.7 million during the same period related to the financing of the Dynamit Nobel Acquisition which are being amortized using the effective interest rate method over the term of the debt outstanding. At December 31, 2004, $10.2 million of these financing fees were unpaid. The Company wrote off $6.1 million of deferred financing costs in connection with the October 8, 2004 amendment of the secured credit facilities. Also, a write-off of $17.2 million of deferred financing costs was incurred related to the bridge loan repayments in connection with the issuance of the 2014 Notes.

        In connection with the July 2003 Refinancing, the Company wrote off the unamortized balance of all deferred debt issuance costs previously incurred ($36.9 million).

9.     TAXES ON INCOME:

        Loss before income taxes is as follows:

	Year Ended December 31,
(millions)
	2004	2003	2002
United States	$(97.8)	$(54.5)	$(27.2)
Foreign	(37.4)	(27.0)	(33.5)

	$(135.2)	$(81.5)	$(60.7)

        The expense (benefit) for taxes on income consisted of the following:

	Year Ended December 31
(millions)
	2004	2003	2002
Current expense (benefit):
U.S. Federal	$—	$0.8	$(4.5)
State	5.3	(2.1)	4.3
Foreign	16.2	9.0	8.7

	$21.5	$7.7	$8.5

Deferred income taxes:
U.S. Federal	$9.6	$(12.2)	$(4.5)
State	(3.8)	3.1	(4.4)
Foreign	(14.3)	(8.1)	(5.1)

	(8.5)	(17.2)	(14.0)

Total expense (benefit) for taxes	$13.0	$(9.5)	$(5.5)

        Amounts are reflected in the preceding table based on the location of the taxing authorities. Changes in enacted rates impact tax expense in the year a rate change is enacted.

        The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	December 31,
(millions)
	2004	2003
Current deferred tax assets:
Allowance for doubtful accounts	$4.1	$0.8
Restructuring	2.7	0.6
Other current reserves and accruals	31.7	1.4

Total current deferred tax assets	38.5	2.8
Noncurrent deferred tax assets:
Pension and postretirement benefits	29.3	6.0
Goodwill and other intangibles	(77.3)	9.4
Tax loss carryforwards	138.5	53.5
Other non-current reserves and accruals	41.5	11.5

Total noncurrent deferred tax assets	132.0	80.4

Total deferred tax assets	170.5	83.2
Valuation allowance	(88.6)	(16.4)

Net deferred tax assets	81.9	66.8
Deferred tax liabilities—property plant and equipment	88.3	71.3

Net deferred tax liability	$(6.4)	($4.5)

        Deferred tax assets and liabilities are determined by applying the enacted tax rate in the year in which the difference in financial statement and tax carrying values is expected to reverse.

        Reconciliations of the U.S. statutory income tax rate to the effective tax rate are as follows:

	Year Ended December 31,
	2004	2003	2002
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal effect	0.7	1.3	(1.6)
Derivative expense	3.9	—	—
Foreign/US tax differential	6.1	2.5	(0.4)
Goodwill impairment	0.9	8.5	28.8
Increase in valuation allowance	31.3	7.8	—
Other	1.7	3.2	(0.9)

Effective tax rate	9.6%	(11.7)%	(9.1)%

        The Company's U.S. operations are included in a consolidated tax return filed by the common parent, Rockwood Holdings, Inc. The consolidated amount of current and deferred tax expense is allocated to members of the group based on applying the principles of SFAS 109 to each member as if it were a separate taxpayer.

        As of December 31, 2004, the Company has U.S. federal and foreign tax loss carryforwards (excluding state and local amounts) of approximately $393.2 million which expire in years 2005 through 2024 and $202.4 million with no current expiration date. The Company also has state and local tax loss carryforwards of approximately $101.9 million expiring in years 2007 through 2024.

        U.S. Federal tax loss carryforwards of $143.7 million expire as follows:

Year of Expiration	Dynamit Nobel Acquisition	Total
2005 - 2009	$12.3	$12.3
2010 - 2019	8.7	8.7
2020	7.8	10.9
2021	0.2	17.7
2022	0.8	11.6
2023	3.0	62.6
2024	1.0	19.8

	$33.8	$143.7

        The Company has recorded a valuation allowance during 2004 of $72.2 million to reduce the deferred tax assets related to certain tax loss carryforwards in the United Kingdom, Italy, Switzerland and U.S. as well as other net deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. For 2004, based on our policy and the steady-state analysis, we determined during the fourth quarter that a full valuation allowance was required on the deferred tax assets related to the U.S. federal net operating loss carry forwards of $143.7 million as the analysis resulted in a steady-state taxable loss. During the fourth quarter, the further weakening of the U.S. dollar resulted in significant foreign exchange losses on our euro-denominated debt resulting in a three-year steady-state taxable loss.

        Accordingly, goodwill would be reduced in the event these assets are subsequently recognized. The valuation allowance is decreased or increased in the year management determines that it is more likely than not that the deferred tax assets will be realized or not.

        A table reflecting the activity in the valuation allowance follows:

(millions)	Balance at Beginning of Period	Deductions Charged to Expense	Additions Acquired	Additions Other	Balance at End of Period
Valuation Allowance—Net Operating Carryforwards
For the year ended December 31, 2004	$16.4	$49.0	$23.2	$—	$88.6
For the year ended December 31, 2003	$10.1	$6.3	$—	$—	$16.4
For the year ended December 31, 2002	$12.6	$(2.5)	$—	$—	$10.1

        The American Jobs Creation Act ("AJCA") was enacted on October 22, 2004. The AJCA includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S. through 2005. The Company has not yet decided whether, or to what extent, the Company may repatriate foreign earnings under the AJCA. The income tax effect of the repatriation cannot be reasonably estimated at this time.

        At December 31, 2004 and 2003 the Company had undistributed foreign earnings of $71.4 million and $35.1 million, respectively, which the Company intends to be permanently reinvested. The Company has determined that it is not practicable to compute a deferred tax liability for foreign withholding taxes or U.S. income taxes on these earnings. The foreign currency gains recorded in other comprehensive income related to intracompany debt have not been tax effected in accordance with the indefinite reversal criteria.

        The Company records liabilities for potential assessments in various tax jurisdictions. The liabilities relate to tax return positions, although supportable by the Company that may be challenged by the tax authorities. The Company adjusts these liabilities as a result of changes in tax legislation, interpretations of laws by Courts, rulings by tax authorities, changes in estimates and the closing of the statute of limitations. The Company's effective tax rate in any given year includes the impact of any changes to these liabilities. Settlement of any issue with the tax authorities would require the use of cash. Favorable resolution of an issue would be recognized either as reduction to the Company's annual tax rate or, in the case of acquired liabilities, an adjustment to goodwill.

10.   OPERATING LEASE OBLIGATIONS:

        The following is a schedule of minimum future rentals under the terms of noncancelable operating leases as of December 31, 2004:

(millions)
Years ended December 31:
2005	$22.0
2006	15.1
2007	9.0
2008	6.1
2009	4.7

Thereafter	17.8

Total	$74.7

        Rent expense under all operating leases was $21.8 million, $10.1 million and $9.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Rent escalations and other lease concessions are reflected on a straight-line basis over the minimum lease term. Minimum future rentals include the effect of any index or rate that was applicable at lease inception.

11.   EMPLOYEE BENEFIT PLANS:

        The Company maintains various defined benefit pension plans, which cover certain employees in the US, UK, Germany, and other countries. In addition, the Company provides certain retired employees in Germany with postretirement benefits for private health insurance premiums. Also, two subsidiaries provide various retirees with postretirement benefits, principally health care benefits.

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

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
(millions)
	2004	2003	2004	2003
Change in Benefit Obligation:
Benefit obligation at beginning of year	$5.3	$4.4	$42.0	$32.4
Service cost	1.0	0.2	4.9	1.0
Interest cost	0.8	0.3	12.4	1.7
Plan participants' contributions	—	—	0.7	0.1
Plan amendments	—	0.1	—	—
Acquisition of Dynamit Nobel	21.4	—	506.9	—
Actuarial (gain) / loss	1.8	0.6	21.7	3.7
Foreign exchange	—	—	22.2	4.4
Benefits paid	(0.4)	(0.3)	(13.7)	(0.4)
Curtailment / settlement	(4.4)	—	—	(0.9)

Benefit obligation at End of Year	$25.5	$5.3	$597.1	$42.0

Change in Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$3.3	$3.0	$22.5	$17.7
Actual return on assets	0.7	0.4	8.1	3.4
Employer contributions	1.3	0.1	10.5	1.2
Plan participants' contributions	—	—	0.7	0.1
Acquisition of Dynamit Nobel	14.2	—	184.2	—
Foreign exchange	—	—	(2.6)	2.2
Benefits paid	(0.4)	(0.2)	(13.7)	(0.4)
Curtailment / settlement	—	—	—	(1.7)

Fair value of Plan Assets at End of Year	$19.1	$3.3	$209.7	$22.5

The accumulated benefit obligation at December 31 is as follows:	$24.6	$5.3	$573.1	$36.8

Reconciliation of Funded Status at End of Year:
Funded status	$(6.4)	$(2.0)	$(387.4)	$(19.5)
Unrecognized prior service cost	—	0.1	—	—
Unrecognized net loss	2.2	1.3	29.1	7.9

Accrued Benefit Cost	$(4.2)	$(0.6)	$(358.3)	$(11.6)

Amount Recognized in the Consolidated Balance Sheets:
Accrued benefit liability	$(6.0)	$(2.0)	$(379.6)	$(15.2)
Intangible asset	0.1	0.1	—	—
Accumulated other comprehensive income	1.7	1.3	21.3	3.6

Net Amount Recognized	$(4.2)	$(0.6)	$(358.3)	$(11.6)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate	5.75%	6.08%	4.83%	5.38%
Rate of Compensation Increase	4.50%	N/A	2.86%	3.00%
	U.S. Plans			Non-U.S. Plans
	2004	2003	2002	2004	2003	2002
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount Rate	6.22%	6.63%	7.07%	5.13%	5.75%	5.84%
Expected Return on Plan Assets	8.41%	8.16%	8.17%	5.59%	7.20%	6.90%
Rate of Compensation Increase	4.50%	N/A	N/A	2.77%	3.25%	3.25%
Components of Net Pension Benefit Costs:
Service cost	$1.0	$0.2	$0.1	$4.9	$1.0	$1.0
Interest cost	0.8	0.3	0.3	12.4	1.7	1.9

Expected return on assets	(0.9)	(0.3)	(0.3)	(5.8)	(1.3)	(1.4)

Net amortization of prior experience losses	—	—	—	0.5	0.2	0.3

Net Periodic Pension Cost	0.9	0.2	0.1	12.0	1.6	1.8

SFAS 88 Settlement/curtailment	(3.3)	—	—	—	0.5	2.4

Total Pension Cost	$(2.4)	$0.2	$0.1	$12.0	$2.1	$4.2

Pension plans have the following weighted-average asset allocations at December 31, 2004 and 2003:

	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
Equity securities	58%	50%	33%	70%
Debt securities	39%	49%	31%	24%
Real estate	0%	0%	13%	0%
Other	3%	1%	23%	3%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	U.S. Plans	Non-U.S. Plans
2005	$0.5	$24.0
2006	0.5	24.2
2007	0.5	24.9
2008	0.6	25.6
2009	0.8	27.3
Years 2010 - 2014	5.0	151.3
	Other Postretirement Benefits
			Non-U.S. Plans
	U.S. Plans
(millions)
	2004	2003	2004	2003
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2.1	$1.9	$—	$—
Service cost	0.1	0.1	—	—
Interest cost	0.2	0.1	—	—
Plan participants' contributions	—	—	—	—
Plan amendments	(0.2)	—	—	—
Acquisition of Dynamit Nobel	2.8	—	—	—
Actuarial (gain) / loss	0.4	0.1	—	—
Foreign exchange	—	—	—	—
Benefits paid	(0.2)	(0.1)	—	—
Curtailment / settlement	—	—	—	—
Benefit obligation at End of Year	$5.2	$2.1	$—	$—
Change in Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Actual return on assets	—	—	—	—
Employer contributions	0.2	0.1	—	—
Plan participants' contributions	—	—	—	—
Acquisition of Dynamit Nobel	—	—	—	—
Foreign exchange	—	—	—	—
Benefits paid	(0.2)	(0.1)	—	—
Curtailment / settlement	—	—	—	—
Fair value of Plan Assets at End of Year	$—	$—	$—	$—
Reconciliation of Funded Status at End of Year:
Funded status	$(5.2)	$(2.1)	$—	$—
Unrecognized prior service cost	(0.2)	—	—	—
Unrecognized net loss	1.0	0.6	—	—
Accrued Benefit Cost	$(4.4)	$(1.5)	$—	$—
Amount Recognized in the Consolidated Balance Sheets:
Accrued benefit liability	$(4.4)	$(1.5)	$—	$—
Intangible asset	—	—	—	—
Accumulated other comprehensive income	—	—	—	—
Net Amount Recognized	$(4.4)	$(1.5)	$—	$—
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount Rate	5.32%	5.29%	NA	NA
Rate of Compensation Increase	0.00%	NA	NA	NA

	U.S. Plans			Non-U.S. Plans
	2004	2003	2002	2004	2003	2002
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount Rate	5.84%	5.42%	7.00%	NA	NA	NA
Expected Return on Plan Assets	NA	NA	NA	NA	NA	NA
Rate of Compensation Increase	4.50%	NA	NA	NA	NA	NA
Components of Other Postretirement Benefit Costs:
Service cost	$0.1	$0.1	$0.1	$—	$—	$—
Interest cost	0.2	0.1	0.2	—	—	—
Expected return on assets	—	—	—	—	—	—
Net amortization of prior experience losses	0.1	—	—	—	—	—
	—	—	(1.6)	—	—	—

Net Periodic Pension Cost	0.4	0.2	(1.3)	—	—	—

SFAS 88 Settlement/curtailment	—	—	$(1.6)	—	—	—

Total Pension Cost	$0.4	$0.2	$(2.9)	$—	$—	$—

	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
Other Postretirement Benefit Plans
Assumed health care cost trend rates at December 31 (hourly plan/salaried plan):
Health care cost trend rate assumed for the following year	8.50%	8.10%	NA	NA
Ultimate trend rate (rate to which the cost trend rate is assumed to decline)	5.00%	5.00%	NA	NA
Year that the rate reaches the ultimate trend rate	2010	2007	NA	NA
	1% Decrease	1% Increase
2004 Healthcare cost trend rate sensitivity analysis:
Effect on annual total of service cost and interest cost	$—	$—
Effect on postretirement benefit obligation	(0.4)	0.5
Other Post retirement
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
2005	$0.2
2006	0.2
2007	0.2
2008	0.2
2009	0.2
Years 2010 - 2014	0.8
The following benefit payments are expected to be paid:
2005	$0.1

        Plans with accumulated benefit obligations in excess of plan assets—The Company's defined benefit plans all had accumulated benefit obligations in excess of plan assets.

        Contributions—During the year ended December 31, 2004, the Company made contributions of approximately $11.8 million to its defined benefit pension plans to cover benefit payments. For 2005,

the Company expects to make additional contributions of approximately $7.2 million to pension trusts and $16.2 million directly to plan participants as benefit payments.

        Investment policies and strategies—The Company's plans have varying statutory and plan governance requirements. Although the Company has representatives of local management involved in the governance of all plans, some plans or statutes also have representation by workers, employee unions, and/or corporate-level executives. Plans in the UK, Switzerland and the U.S. represent over 90% of total plan assets. In these countries, the general investment objectives are to maximize the expected return on the plans' assets without unduly prejudicing the security of the members' accrued benefits and with sufficient liquidity to meet current plan cash flow requirements. As each plan is locally governed, asset allocations may vary. In 2004, the plans were targeted to investment allocations within certain ranges that approximate the following:

	US	UK	Switzerland
Debt	42%	44%	48%
Equity	57%	51%	20%
Real Estate	0%	5%	28%
Insurance and Cash	1%	0%	4%

        Plan trustees regularly consult with professional investment advisors as to whether these allocations remain appropriate in light of relative investment performance and risk and/or actuarial changes related to plan participants. UK plan investments are limited to listed securities not affiliated with Rockwood or the investment adviser and equities are divided between domestic and foreign equity. US plan investments are generally limited to mutual funds. The Swiss plans have recently reset their targets to reduce the insurance allocation and increase the debt allocation.

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

Other Retirement Benefit Plans

        Savings Plans—The Company sponsors various defined contribution plans for certain employees. Contributions under the plans are based on specified percentages of employee compensation. In aggregate, the Company's contributions to these plans were $7.7 million, $6.5 million and $6.1 million in 2004, 2003 and 2002, respectively.

        Multiemployer Plans—The Company participates in two multiemployer plans. Contributions under the plans are based on specified percentages of associate contributions. The Company's contributions to the plans were $1.2 million, $0.2 million and $0.2 million in 2004, 2003 and 2002, respectively.

12.    STOCK-BASED COMPENSATION:

        In September 2004, Rockwood Holdings amended the Amended and Restated 2003 Stock Purchase and Option Plan (formerly the 2000 Stock Purchase and Option Plan) as amended, (the "Plan"), to increase the number of shares authorized under the Plan. Under the Plan, Rockwood Holdings may grant stock options and restricted stock to the Company's management personnel and directors and allow management personnel and directors to purchase shares of Rockwood Holdings' common stock. There are 165,000 authorized shares available for grant under the Plan.

        Restricted Stock—Restricted stock of Rockwood Holdings can be granted with or without payment of consideration with restrictions on the recipient's right to transfer or sell the stock. In each of the three years ended December 31, 2004, 2003 and 2002 $0.3 million or 666 shares vested.

        Stock Purchase—Eligible management personnel and directors can purchase shares of Rockwood Holdings' common stock at prices as determined by Rockwood Holdings' Board of Directors. Under the Plan, Rockwood Holdings sold 13,950 shares during the year ended December 31, 2004 at the fair market value of the stock as determined by the Board of Directors at the date of purchase for gross proceeds of $7.0 million.

        Stock Options—Stock options granted under this Plan shall have an exercise price at least equal to the fair market value of Rockwood Holdings' common stock on the date of grant. There are two types of options available for grant under the Plan. Time options have a life of ten years from the date of grant and vest as follows: time options granted prior to 2004 vest 10% in year one, 10% year two, 25% year three, 25% year four and 30% year five; time options granted in 2004 vest in installments of 20% on each of the first five anniversaries of the grant date. Performance options have a life of ten years and become exercisable with respect to 20% of the total performance options granted upon the achievement of certain performance targets. Performance options become exercisable on the eighth anniversary of the grant date to the extent that the options have not become otherwise exercisable or have not been terminated. In October 2004, the performance targets were modified as a result of the Dynamit Nobel Acquisition. Prior to 2004, none of the performance targets that would trigger exercisability had been achieved. However, certain targets were achieved for 2004 and as a result, 8,986 options vested as of December 31, 2004. Certain option holders have "company-wide performance targets," which targets are based on the achievement by Rockwood Holdings of certain implied equity values. Other option holders have "divisional performance targets," which targets are based on a particular division's achievement of annual or cumulative EBITDA.

        The Company recorded no compensation expense in the historical statements of operations related to the Plan. The measurement date for determining compensation expense for each option has been the option issuance date and at that time the market price of the stock was equal to the exercise price in each case. The time options have been accounted for as a fixed plan. The performance options have been treated similar to fixed stock option plans as the Company concluded the predefined (non-accelerated) vesting schedule is substantive as it is deemed to be more likely than not that the applicable individuals will remain employed with the Company through that vesting date, particularly if the performance trigger has not occurred. As such, the measurement date for these options is the option grant date in accordance with APB Opinion 25. The change to the applicable performance targets as a result of the Dynamit Nobel acquisition was a permitted change per the applicable stock option agreements; as such no modification occurred requiring a new measurement date calculation.

        Options were granted during 2004 as follows: 15,250 options granted September 24; 6,670 options granted October 15; 9,800 options granted October 29; 600 options granted November 15; and 28,800 options granted November 30 totaling 61,120 options. The purchase price, exercise price and fair value of each option was $500.00.

        A summary of the status of the Company's options granted by Rockwood Holdings at December 31, 2004, 2003, and 2002, and changes during the years ended on those dates is presented below:

	2004		2003			2002
	Shares	Weighted Average Exercise Price	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	52,880	$500	51,880		$500	62,280	$500
Granted	61,120	500	1,000		500	600	500
Forfeited	(400)	500	—		—	(11,000)	500

Outstanding at end of year	113,600	$500	52,880		$500	51,880	$500

Options exercisable at end of year	23,244	$500	6,358		$500	3,164	$500

Weighted average fair value of options granted during the year	$113.03		$97.64	(a)		$123.08

Weighted-Average Remaining Contractual Life (years)	8.20

(a)
The decrease from 2002 is due to the decrease in the assumed risk-free interest rate; see the table of "other assumptions used in fair-value pricing model" in Note 1-Description of Business and Summary of Significant Accounting Policies.

13.    IMPAIRMENT CHARGES:

        The Company recorded goodwill impairment charges of $4.0 million and $19.3 million in 2004 and 2003 related to the same reporting unit and $50.0 million in 2002 relating to a separate reporting unit within the Electronics segment. These charges were recognized based on Rockwood's annual impairment testing. In computing these impairments, fair value was determined by multiplying the adjusted EBITDA of the reporting unit projected for the following year by a discount factor based primarily on the ratio of enterprise value (generally market capitalization less long-term debt plus cash) to EBITDA of publicly-held companies in similar businesses, both historical and projected, as reported in published industry analysis.

        These impairments resulted from a significant decline, in earnings and operating cash flows, both historical and prospective, based on global economic conditions common to significant competitors, including overcapacity, as well as the erosion of the reporting units' relative competitive position due to continued industry concentration and resulting pricing pressure.

        Based on the circumstances described above the Company also performed impairment evaluations of the property, plant and equipment belonging to the respective reporting units and recorded impairment charges of $7.0 million and $15.7 million, respectively, in 2004 and 2003. In 2003 the evaluation was computed using the same calculations as described above for goodwill impairment. Based on the availability of additional relevant data, the 2004 impairment was computed by a discounted cash flow analysis of expected future cash flows of the reporting unit (as measured by Adjusted EBITDA).

14.    BUSINESS RESTRUCTURINGS AND ASSET SALES:

        The Company recorded $1.1 million, $1.8 million and $1.2 million of restructuring charges in 2004, 2003 and 2002, respectively, primarily severance related to headcount reduction actions at businesses in each of our reportable segments.

        Selected information for the 2001 headcount reduction restructuring program is as follows:

(millions)	Severance Costs
Liability balance, January 1, 2002	$6.7
Restructuring charge	1.2
Utilized in 2002	(7.2)

Liability balance, December 31, 2002	0.7
Utilized in 2003	(0.6)

Liability balance, December 31, 2003	0.1
Utilized in 2004	(0.1)

Liability balance, December 31, 2004	$—

        Coincident with the KKR Acquisition, the Company began a restructuring plan involving the closure and rationalization of certain facilities acquired.

        Selected information for the Acquisition related restructuring program is as follows:

(millions)	Severance Costs	Facility Closure Costs	Total
Liability balance, January 1, 2002	$3.5	$3.5	$7.0
Utilized in 2002	(1.7)	(0.1)	(1.8)
Adjustment recorded to goodwill	(0.4)	(0.5)	(0.9)

Liability balance, December 31, 2002	1.4	2.9	4.3
Utilized in 2003	(0.1)	(0.9)	(1.0)
Adjustment recorded to goodwill	(1.3)	(0.8)	(2.1)

Liability balance, December 31, 2003	—	1.2	1.2
Utilized in 2004	—	(0.8)	(0.8)

Liability balance, December 31, 2004	$—	$0.4	$0.4

2004 Restructuring Actions

  Dynamit Nobel Restructuring

        The Company began to assess and formulate specific plans to involuntarily terminate (relocate) certain employees and/or exit certain activities of Dynamit Nobel as of the Dynamit Nobel Acquisition date. This assessment has led to certain restructuring measures being taken by the Company as described below.

        The Company closed the former corporate office of Dynamit Nobel located in Troisdorf, Germany in the fourth quarter of 2004. We have recorded $16.2 million of restructuring charges related to this closure including severance costs of $8.0 million for 44 general and administrative personnel of the former Dynamit Nobel company, the cost of future lease payments on this building of $7.6 million and $0.6 million of relocation cost for the remaining 27 employees who were relocated to our new Frankfurt, Germany European corporate location.

        The Company believed at the time of the acquisition that reduction of certain selling, general and administrative headcount was an opportunity given a review of certain cost as a percentage of net sales metrics. As a result, $12.2 million of restructuring costs were incurred:

  •
  the Titanium Dioxide Pigments segment eliminated four high level sales personnel incurring $1.4 million of severance charges.

  •
  The former Custom Synthesis segment now known as Groupe Novasep downsized their organization by eliminating 12 staff positions. The president of this segment was also severed. Related severance costs incurred were $2.9 million. As part of the Troisdorf corporate office closure, 27 general and administrative employees of our Groupe Novasep segment that worked at this site were relocated to another location. The incurred relocation cost was $0.5 million. Closure costs were $0.4 million.

  •
  Specialty Chemicals eliminated 20 administrative employees including two executives from their business incurring severance charges of $7.0 million and relocation costs of $0.2 million.

  •
  Advanced Ceramics eliminated certain administrative employees incurring severance costs of $0.5 million.

        As part of an overall plant rationalization review contemplated at the acquisition date, in the third quarter of 2004 the Advanced Ceramics segment announced the closure of its New Lebanon plant in New York with consolidation into the Laurens, South Carolina plant. This closure and relocation of certain manufacturing plant employees and equipment is expected to occur in the second quarter of 2005. The total restructuring charge is estimated at $2.7 million with severance of $0.6 million related to 50 plant workers, relocation costs of $1.9 million and closure costs of $0.2 million. The related property, plant and equipment was recorded in the opening balance sheet at its appraised sale value. Related inventory write-offs of $0.3 million were also reflected in the opening balance sheet. Advanced Ceramics also plans to close another smaller facility for which they have accrued severance costs of $0.5 million and closure costs of $1.2 million.

  Johnson Matthey Pigments and Dispersions Restructuring

        As part of the acquisition of the Pigments and Dispersions business of Johnson Matthey the Company enacted a restructuring program. To date, 37 positions have been eliminated. All of these employees are selling, general and administrative personnel. Total restructuring charges of $0.9 million have been reflected in the applicable opening balance sheet.

        Selected information for the Dynamit Nobel, Johnson Matthey and other 2004 restructuring actions follows:

(millions)	Severance Costs	Facility Closure Costs	Relocation Costs	Total
Liability balance, January 1, 2004	$—	$—	$—	$—
Purchase accounting	21.9	9.8	2.7	34.4
Restructuring charge	1.1	—	—	1.1
Utilized in 2004	(4.7)	(0.4)	(0.4)	(5.5)
Historical Dynamit Nobel Restructuring program	—	3.6	—	3.6
Foreign Exchange	2.5	1.3	0.3	4.1

Liability balance, December 31, 2004	$20.8	$14.3	$2.6	$37.7

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

        These transactions qualified as sales under the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Gain or loss on the sale of receivables depends in part on the previous carrying amount of the financial assets involved in the sale, allocated between the assets sold and the retained interests, based on the relative fair value at the date of transfer. Fair value of the subordinated retained interest approximated carrying value due to the short-term nature of the receivables. Cash proceeds were $50.0 million for the 2001 transaction and $96.6 million for the 2002 transactions. There was no outstanding facility at December 31, 2004, 2003 or 2002. The Company serviced the receivables sold and had cash servicing income of $0.1 million in 2002. No significant credit losses occurred among the receivables sold.

16.    SALE AND LEASEBACK:

        In June 2002, a subsidiary included in Rockwood's Performance Additives segment entered into a sale and leaseback transaction involving real estate with a non-affiliated third party. The Company realized net proceeds of approximately $12.1 million from the sale. The resulting gain of approximately $4.1 million was deferred and is being amortized on a straight-line basis over the initial lease term of 15 years. The deferred gain is included in other liabilities on the accompanying consolidated balance sheet. The leaseback portion, classified as an operating lease, had an initial minimum annual base rent of $1.3 million, with adjustments based on a standard economic index. The Company has two 10-year renewal options beyond the initial lease term.

17.    COMMITMENTS AND CONTINGENCIES:

        Legal Proceedings—The Company is involved in various legal proceedings, including commercial, intellectual property, product liability and environmental matters of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these matters, in accordance with SFAS 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company's policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred. Although the Company expects to continue to pay legal fees in connection with certain legal actions related to chromated copper arsenate, based on currently available facts, the Company does not believe that these actions will have a material effect on the financial condition, results of operations or liquidity of the Company. In addition, the Company does not believe that there is any other individual legal proceeding that is likely to have a material adverse affect on its business or financial condition.

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

        Under the terms of the Sale and Purchase Agreement with mg technologies ag and its subsidiary MG NAH ("mg technologies"), mg technologies is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing, subject to certain limits and exclusions. In addition, the Company may be subject to indemnity claims relating to properties or business it divested. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to us or by us will not have a material effect on the Company's financial condition or results of operations.

Safety, Health and Environmental Matters

  General

        The Company is subject to extensive environmental, health and safety laws in the United States, the European Union and elsewhere at both the national and local level. Many of these laws impose requirements relating to clean-up of contamination, and impose liability in the event of damage to human beings, natural resources or property, and provide for substantial fines, injunctions and potential criminal sanctions for violations. The products, including the raw materials handled, are also subject to rigorous industrial hygiene regulations and investigation. The nature of the Company's operations exposes it to risks of liability for breaches of these laws and regulations as a result of the production, storage, transportation and sale of materials that can cause contamination or personal injury when released into the environment. Environmental laws are subject to change and have tended to become stricter over time. Such changes in environmental laws, or the enactment of new environmental laws, could result in materially increased capital, operating and compliance costs.

  Safety, Health and Environmental Systems

        The Company is committed to achieving and maintaining compliance with all applicable safety, health and environmental ("SHE") legal requirements, and the Company's subsidiaries have developed policies and management systems that are intended to identify the SHE legal requirements applicable to the operations, enhance compliance with such requirements, ensure the safety of the Company's employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although SHE legal requirements are constantly changing and are often difficult to comply with, these SHE management systems are designed to assist the Company in meeting its compliance goals and minimizing overall risk.

  Regulatory Developments

        In October 2003, the European Commission adopted a proposal for a new European Union framework for chemicals known as the Registration, Evaluation and Authorization of Chemicals, or REACH. While it is uncertain as to whether, when and in what form REACH will be finalized and become law, REACH may eventually significantly expand the European Union's regulation of chemicals. As currently proposed, REACH would include requirements that certain manufacturers and importers of chemicals register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. As a specialty chemicals company, it is possible that the Company is the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of the Company's products. The Company estimates it has over 400 products that might be subject to REACH.

        Under the European Union Integrated Pollution Prevention and Control Directive ("IPPC"), European Union member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, the Company has submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. The Company expects to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although it is not known with certainty what each IPPC permit will require, the Company believes, based upon its experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to its results of operations, financial position or liquidity.

  SHE Capital Expenditures

        The Company may incur future costs for capital improvements and general compliance under SHE laws. For the year December 31, 2004, the capital expenditures for SHE matters totaled approximately $23.9 million, excluding costs to maintain and repair pollution control equipment. For 2005 and 2006, the Company estimates capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in existing and new SHE laws, the Company cannot provide assurance that its recent expenditures will be indicative of future amounts required to comply with these laws.

  Remediation Liabilities

        Environmental laws have a significant effect on the nature and scope of any clean-up of contamination at current and former operating facilities, the costs of transportation and storage of chemicals and finished products and the costs of the storage and disposal of wastes. In addition, "Superfund" statutes in the United States as well as statutes in other jurisdictions impose strict, joint and several liability for clean-up costs on the entities that generated waste and/or arranged for its disposal at contaminated third party sites, as well as the past and present owners and operators of contaminated sites. Each responsible party may be required to bear some or all clean-up costs regardless of fault, legality of the original disposal or ownership of the disposal site.

        Environmental contamination is known to exist at certain of our present and former facilities, including our facilities located in Turin, Italy, St. Fromond, St. Cheron and Sens, France; Hainhaussen, Troisdorf, Schlebusch, Stadeln, Duisburg, Plochingen, Marktredwitz, Ronnenberg-Empelde and Langelsheim, Germany; Oss, The Netherlands; Kidsgrove, and Barrow, U.K.; Boksburg East, South Africa; Pratteln, Switzerland and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada and La Mirada, California. Soil contamination is also known to exist at our facilities at Freeport, Texas, Chasse-sur-Rhone, France and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport. We are currently operating groundwater remediation systems at our Hainhaussen, Troisdorf, Valdosta, and Silver Peak facilities. We also operate ground water remediation systems at our Schlebusch, Plochingen, Marktredwitz, Stadeln and Laurens facilities, for which prior owners or insurers have assumed responsibility and a soil remediation project at our facility in St. Cheron, and we continue to monitor groundwater at the Beltsville facility, which was previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond and Barrow facilities due to prior spills and at the Harrisburg facility due to a landfill closure. We are also required to monitor groundwater quality at our facilities at Mourenx, France and New Johnsonville, Tennessee. We believe that additional environmental studies, and possibly environmental remediations, will be required at the Turin and Harrisburg facilities. We are also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Pratteln, Langelsheim, Troisdorf and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities such as a former disposal site in Laurel, Maryland, we are responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; contamination at a closed Chemetall Oakite facility in Houston, Texas, contamination at a former Chemetall Foote facility in Sunbright, Virginia, contribution towards the clean-up of three industrial landfills in the Basel, Switzerland area, groundwater remediation at Stadeln and former sites operated by Dynamit Nobel's previously divested explosives business. The Company is also a de minimis participant in several Superfund matters.

        Although the Company cannot provide assurances in this regard, the Company does not believe that these issues will have a material adverse effect on its long-term business or financial condition. Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of the Company's and the Company's predecessor's former and present properties and/or at sites it and its predecessor disposed wastes could expose the Company to cleanup obligations and other damages in the future.

  Government Enforcement Proceedings and Civil Litigation

        During the course of the Company's business, the Company may receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable SHE laws. Currently, the Company is party to a consent order with the Metropolitan Sewer District ("MSD") in Saint Louis, Missouri to reduce ammonia concentrations in wastewater discharge to a city treatment plant. The entry into the consent order resulted from violations of its wastewater discharge permit. The order is presently stayed pending MSD's negotiation of its own National Pollution Discharge Elimination System permit with the State of Missouri. Although the Company may be required to make capital expenditures in connection with this matter, it does not believe that this issue will have a material adverse effect on its long-term business or financial condition.

  Environmental Indemnities

        Pursuant to the environmental deed entered into in connection with the KKR acquisition, Degussa, as successor to Laporte, is required to indemnify the Company and its subsidiaries for certain environmental matters that relate to the business as conducted prior to the closing of the KKR acquisition. The environmental deed provides that Degussa will indemnify the Company and its subsidiaries for claims for which notice is given within a period of two years for breaches of representations and warranties, which expired in 2002, and five years, which expires in September 2005, for claims related to the contamination of the Company's properties or its subsidiaries' properties (inclusive of contamination which leaks or escapes from the Company's properties or its subsidiaries' properties). These indemnity obligations are subject to a minimum per matter loss of $175,000 and are further subject to a $5.0 million deductible for the indemnity to be available. In addition, the environmental deed provides that Degussa will indemnify Rockwood and its subsidiaries for claims relating to properties that were formerly owned, occupied or used as of November 20, 2000, as well as properties owned by third parties (inclusive of disposal of waste and certain other identified issues prior to November 20, 2000). The environmental deed provides that in this instance, Degussa will be responsible for reasonable costs and expenses incurred.

        In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies ag and its subsidiary, MG North America Holdings Inc., are required to indemnify Rockwood and its subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of the Company or its subsidiaries' properties, if notified within ten years. If mg technologies and MG North America Holdings' responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten. mg technologies and MG North America Holdings are also obligated to indemnify the Company for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of Dynamit Nobel Acquisition, if notified within ten years. In addition, mg technologies and MG North America Holdings are obligated to indemnify us for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum per-claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, mg technologies and MG North America Holdings are obligated to indemnify us for certain environmental risks arising from certain "shared site" structures for a duration of ten years. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

        In the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that mg technologies, MG North America Holdings, Degussa or any other party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce its rights under the indemnities. However, the Company does not believe that resolution of the known environmental matters subject to indemnification obligations owed to it will have a material adverse effect on our long-term business or financial condition as such amounts are not significant.

  Environmental Reserves

        The Company has established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. The Company's liability estimates are based upon available facts, existing technology, past experience and, in some instances where the remediation costs are being paid directly by the Company's insurers, insurance recoveries, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company accrued approximately $51.9 million and $6.5 million for known environmental liabilities as of December 31, 2004 and 2003, respectively, all of which are classified as other non-current liabilities on our consolidated balance sheets for such periods. Included in the $51.9 million as of December 31, 2004 is $8.8 million that is discounted using 5.0% discount rate, and $3.3 million that is discounted using 5.5% discount rate. In certain cases, our remediation liabilities are payable over periods of up to 30 years.

        The Company believes these accruals are adequate based on currently available information. The Company may incur losses in excess of the amounts accrued, however, based on currently available information the Company does not believe the additional amount of potential losses would have a material effect on the Company's long-term results of operations, financial condition, or liquidity. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise our estimates based on new information becoming available.

        The Company is obligated to undertake soil remediation at two facilities in Europe in the event manufacturing operations are discontinued there at some future date. The Company does not contemplate any such action occurring in the foreseeable future, as these facilities' remaining lives are indefinite. Given the indeterminate useful life of these facilities and the corresponding indeterminate settlement date of any soil remediation obligations the Company does not have sufficient information to estimate a range of potential settlement dates for the obligations. Consequently, we cannot employ a present value technique to estimate fair value and, accordingly, we have not accrued for any related costs.

        The Company believes these environmental matters will not have a material adverse effect on our long-term results of operations and/or financial condition. However, these matters may have a material adverse effect on our results of operations or cash flows in any given accounting period.

Commitments

        As of December 31, 2004 the Company has unconditional purchase obligations of $10.0 million (of which $7.9 million is accrued) primarily consisting of take-or-pay contracts to purchase goods that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Amounts due within one year are estimated to be $5.8 million and the remainder is due during 2006 and 2007.

18.    CONSOLIDATING FINANCIAL INFORMATION:

        As described in Note 8—Long-term Debt, the Company issued the 2011 Notes in July 2003. The following consolidating financial statements present the results of operations, financial condition and cash flows, in separate columns, of the parent company (Rockwood Specialties Group, Inc.), which is the issuer of the 2011 Notes, guarantor subsidiaries, non-guarantor subsidiaries, elimination adjustments, and consolidated totals.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004
(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET SALES	$—	$741.0	$1,002.5	$1,743.5
COST OF PRODUCTS SOLD	—	537.5	730.1	1,267.6

GROSS PROFIT	—	203.5	272.4	475.9
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	0.2	124.4	203.1	327.7
IMPAIRMENT CHARGES	—	5.1	5.9	11.0
RESTRUCTURING CHARGE, net	—	0.2	0.9	1.1

OPERATING INCOME (LOSS)	(0.2)	73.8	62.5	136.1

OTHER INCOME (EXPENSES):
Intergroup interest, net	97.6	(50.6)	(47.0)	—
Interest, net	(104.1)	(1.3)	(22.3)	(127.7)
Intergroup other, net	—	(2.7)	2.7	—
Foreign exchange loss, net	(108.2)	(0.7)	(4.3)	(113.2)
Refinancing expenses	(24.4)	(0.5)	(1.2)	(26.1)
Other, net	—	(0.3)	(4.0)	(4.3)

Net	(139.1)	(56.1)	(76.1)	(271.3)

(LOSS) INCOME BEFORE TAXES	(139.3)	17.7	(13.6)	(135.2)
INCOME TAX PROVISION (BENEFIT)	14.2	(3.0)	1.8	13.0

NET (LOSS) INCOME	$(153.5)	$20.7	$(15.4)	$(148.2)

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003
(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET SALES	$—	$522.8	$274.5	$797.3
COST OF PRODUCTS SOLD	—	367.7	213.7	581.4

GROSS PROFIT	—	155.1	60.8	215.9
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	0.3	82.4	35.3	118.0
IMPAIRMENT CHARGES	—	15.9	19.1	35.0
RESTRUCTURING CHARGE, net	—	1.3	0.5	1.8

OPERATING INCOME (LOSS)	(0.3)	55.5	5.9	61.1

OTHER INCOME (EXPENSES):
Intergroup interest, net	57.6	(54.3)	(3.3)	—
Interest, net	(68.3)	(0.6)	(16.9)	(85.8)
Intergroup other, net	—	(3.4)	3.4	—
Foreign exchange loss, net	(7.5)	—	(11.0)	(18.5)
Refinancing expenses	(33.2)	—	(5.1)	(38.3)

Net	(51.4)	(58.3)	(32.9)	(142.6)

LOSS BEFORE TAXES	(51.7)	(2.8)	(27.0)	(81.5)
INCOME TAX (BENEFIT) PROVISION	(18.1)	7.7	0.9	(9.5)

NET LOSS	$(33.6)	$(10.5)	$(27.9)	$(72.0)

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2002
(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET SALES	$—	$505.3	$254.6	$759.9
COST OF PRODUCTS SOLD	—	349.1	193.4	542.5

GROSS PROFIT	—	156.2	61.2	217.4
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	0.3	79.2	33.4	112.9
IMPAIRMENT CHARGES	—	10.0	40.0	50.0
RESTRUCTURING CHARGE, net	—	—	1.2	1.2

OPERATING INCOME (LOSS)	(0.3)	67.0	(13.4)	53.3

OTHER INCOME (EXPENSES):
Intergroup interest, net	60.3	(59.4)	(0.9)	—
Interest, net	(74.5)	1.8	(15.5)	(88.2)
Intergroup other, net	(3.3)	(2.9)	6.2	—
Foreign exchange (loss) gain, net	(14.3)	(0.4)	(9.9)	(24.6)
Loss on receivables sold	—	(1.2)	—	(1.2)

Net	(31.8)	(62.1)	(20.1)	(114.0)

(LOSS) INCOME BEFORE TAXES	(32.1)	4.9	(33.5)	(60.7)
INCOME TAX (BENEFIT) PROVISION	(7.8)	(1.3)	3.6	(5.5)

NET (LOSS) INCOME	$(24.3)	$6.2	$(37.1)	$(55.2)

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004
(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79.1	$48.2	$(15.9)	$—	$111.4
Accounts receivable, net	—	112.4	388.5	—	500.9
Inventories	—	84.2	392.7	—	476.9
Deferred income taxes	(4.9)	16.9	26.5	—	38.5
Prepaid expenses and other current assets	0.1	7.6	104.3	—	112.0

Total current assets	74.3	269.3	896.1	—	1,239.7
PROPERTY, PLANT AND EQUIPMENT, net	—	192.7	1,388.2	—	1,580.9
INVESTMENT IN SUBSIDIARIES	1,756.1	83.0	—	(1,839.1)	—
GOODWILL	—	353.7	1,483.1	—	1,836.8
INTERGROUP RECEIVABLE	1,880.6	782.0	5,334.5	(7,997.1)	—
OTHER INTANGIBLE ASSETS, net	—	49.0	606.3	—	655.3
DEFERRED DEBT ISSUANCE COSTS, net	3.7	7.8	62.3	—	73.8
OTHER ASSETS	1.0	2.3	43.0	—	46.3

TOTAL ASSETS	$3,715.7	$1,739.8	$9,813.5	$(9,836.2)	$5,432.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$66.7	$259.4	$—	$326.1
Income taxes payable	(1.4)	1.6	19.2	—	19.4
Accrued compensation	—	20.3	64.2	—	84.5
Accrued expenses and other current liabilities	22.3	41.2	212.8	—	276.3
Long-term debt, current portion	7.6	—	39.6	—	47.2

Total current liabilities	28.5	129.8	595.2	—	753.5
LONG-TERM DEBT	2,648.9	—	428.0	—	3,076.9
PENSION AND RELATED LIABILITIES	—	12.3	362.7	—	375.0
INTERGROUP PAYABLE	—	1,330.8	6,666.3	(7,997.1)	—
DEFERRED INCOME TAXES	(34.3)	46.4	32.8	—	44.9
OTHER LIABILITIES	111.9	(60.3)	167.6	—	219.2

Total liabilities	2,755.0	1,459.0	8,252.6	(7,997.1)	4,469.5
MINORITY INTEREST	30.6	—	27.7	—	58.3
STOCKHOLDERS' EQUITY
Common stock	—	285.3	70.0	(355.3)	—
Paid-in capital	858.7	146.3	1,327.1	(1,483.8)	848.3
Accumulated other comprehensive income	155.3	13.1	237.6	—	406.0
Accumulated deficit	(83.9)	(163.9)	(101.5)	—	(349.3)

Total stockholders' equity	930.1	280.8	1,533.2	(1,839.1)	905.0
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,715.7	$1,739.8	$9,813.5	$(9,836.2)	$5,432.8

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2003
(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(43.1)	$79.2	$6.6	$—	$42.7
Accounts receivable, net	—	78.9	59.4	—	138.3
Inventories	—	47.6	40.2	—	87.8
Deferred income taxes	(0.4)	2.0	1.2	—	2.8
Prepaid expenses and other current assets	—	8.1	4.4	—	12.5

Total current assets	(43.5)	215.8	111.8	—	284.1
PROPERTY, PLANT AND EQUIPMENT, net	—	190.1	228.5	—	418.6
INVESTMENT IN SUBSIDIARIES	660.4	—	—	(660.4)	—
GOODWILL	—	362.4	321.5	—	683.9
INTERGROUP RECEIVABLE	609.0	602.2	91.0	(1,302.2)	—
OTHER INTANGIBLE ASSETS, net	—	5.7	20.0	—	25.7
DEFERRED DEBT ISSUANCE COSTS, net	2.2	9.6	2.2	—	14.0
OTHER ASSETS	—	6.4	0.3	—	6.7

TOTAL ASSETS	$1,228.1	$1,392.2	$775.3	$(1,962.6)	$1,433.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$52.6	$46.0	$—	$98.6
Income taxes payable	(0.6)	0.1	12.5	—	12.0
Accrued compensation	—	6.7	3.9	—	10.6
Restructuring liability	—	1.1	0.1	—	1.2
Accrued expenses and other current liabilities	12.2	22.1	14.1	—	48.4
Long-term debt, current portion	2.7	—	6.4	—	9.1

Total current liabilities	14.3	82.6	83.0	—	179.9
LONG-TERM DEBT	642.0	—	181.9	—	823.9
PENSION AND RELATED LIABILITIES	—	14.9	11.2	—	26.1
INTERGROUP PAYABLE	14.7	1,129.9	157.6	(1,302.2)	—
DEFERRED INCOME TAXES	(29.6)	19.0	17.9	—	7.3
OTHER LIABILITIES	20.2	8.6	13.3	0.1	42.2

Total liabilities	661.6	1,255.0	464.9	(1,302.1)	1,079.4

STOCKHOLDERS' EQUITY
Common stock	—	190.6	70.0	(260.6)	—
Paid-in capital	478.3	134.4	255.5	(399.9)	468.3
Accumulated other comprehensive income (loss)	18.6	(3.2)	71.0	—	86.4
Accumulated deficit	69.6	(184.6)	(86.1)	—	(201.1)

Total Stockholders' equity	566.5	137.2	310.4	(660.5)	353.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,228.1	$1,392.2	$775.3	$(1,962.6)	$1,433.0

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004
(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(153.5)	$20.7	$(15.4)	$(148.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	28.7	86.5	115.2
Amortization of deferred financing costs	0.4	1.6	3.6	5.6
Write-off of deferred debt issuance costs	23.4	0.6	1.1	25.1
Foreign exchange loss (gain)	108.2	0.7	4.3	113.2
Deferred income taxes	13.0	5.7	(27.3)	(8.6)
Impairment charges	—	5.1	5.9	11.0
Fair value adjustments of derivatives	(7.5)	—	1.5	(6.0)
Bad debt provision	—	1.0	1.8	2.8
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(7.0)	10.4	3.4
Inventories	—	3.6	19.0	22.6
Prepaid expenses and other assets	(0.1)	3.2	(0.9)	2.2
Accounts payable	—	2.1	8.0	10.1
Income taxes payable	1.2	9.4	(9.2)	1.4
Accrued expenses and other liabilities	3.9	(43.1)	69.0	29.8

Net cash provided by (used in) operating activities	(11.0)	32.3	158.3	179.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(2,113.6)	(32.3)	8.0	(2,137.9)
Capital expenditures	—	(20.5)	(92.3)	(112.8)
Proceeds on sale of property, plant and equipment	—	—	0.8	0.8
Net insurance proceeds from fire damage	—	—	—	—

Net cash used in investing activities	(2,113.6)	(52.8)	(83.5)	(2,249.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	410.9	(0.3)	0.0	410.6
Proceeds from long-term debt, net of issuance costs	2,998.3	(10.2)	206.7	3,194.8
Payments on long-term debt	(1,166.4)	—	(305.6)	(1,472.0)

Net cash used in financing activities	2,242.8	(10.5)	(98.9)	2,133.4

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4.0	—	1.6	5.6

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	122.2	(31.0)	(22.5)	68.7
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	(43.1)	79.2	6.6	42.7

CASH AND CASH EQUIVALENTS, END OF YEAR	$79.1	$48.2	$(15.9)	$111.4

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2003
(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33.6)	$(10.5)	$(27.9)	$(72.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	23.2	29.2	52.4
Amortization of deferred financing costs	3.0	0.6	0.7	4.3
Write-off of deferred debt issuance costs	31.8	—	5.1	36.9
Foreign exchange loss	7.5	—	11.0	18.5
Deferred income taxes	(17.1)	8.0	(8.1)	(17.2)
Impairment charges	—	15.9	19.1	35.0
Fair value adjustments of derivatives	3.4	—	2.6	6.0
Bad debt provision	—	1.2	0.5	1.7
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(7.0)	(2.1)	(9.1)
Inventories	—	(0.5)	1.3	0.8
Prepaid expenses and other assets	—	(4.6)	0.1	(4.5)
Accounts payable	—	1.6	(3.6)	(2.0)
Income taxes payable	(1.0)	(1.2)	(2.4)	(4.6)
Accrued expenses and other liabilities	(88.2)	85.2	2.5	(0.5)

Net cash provided by (used in) operating activities	(94.2)	111.9	28.0	45.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(12.3)	(5.4)	(17.7)
Capital expenditures	—	(15.5)	(18.8)	(34.3)
Proceeds on sale of property, plant and equipment	—	0.2	0.1	0.3
Net insurance proceeds from fire damage	—	—	3.2	3.2

Net cash used in investing activities	—	(27.6)	(20.9)	(48.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	95.0	—	—	95.0
Proceeds from long-term debt, net of issuance costs	634.0	(3.4)	170.8	801.4
Payments on long-term debt	(720.3)	—	(177.3)	(897.6)

Net cash used in financing activities	8.7	(3.4)	(6.5)	(1.2)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	3.8	3.8

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(85.5)	80.9	4.4	(0.2)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	42.4	(1.7)	2.2	42.9

CASH AND CASH EQUIVALENTS, END OF YEAR	$(43.1)	$79.2	$6.6	$42.7

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2002
(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(24.2)	$6.2	$(37.2)	$(55.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	21.5	24.8	46.3
Amortization of deferred financing costs	5.2	—	1.0	6.2
Foreign exchange loss	14.3	0.4	9.9	24.6
Deferred income taxes	(5.5)	(3.4)	(5.1)	(14.0)
Impairment charges	—	10.0	40.0	50.0
Fair value adjustments of derivatives	9.6	—	2.0	11.6
Bad debt provision	—	0.8	0.1	0.9
Net receivables sale activity	—	(50.0)	—	(50.0)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	3.9	0.1	4.0
Inventories	—	(2.5)	0.6	(1.9)
Prepaid expenses and other assets	—	(3.6)	(1.0)	(4.6)
Accounts payable	—	8.3	2.9	11.2
Income taxes payable	—	(0.1)	(0.2)	(0.3)
Accrued expenses and other liabilities	39.9	(53.1)	(19.0)	(32.2)

Net cash provided by (used in) operating activities	39.3	(61.6)	18.9	(3.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(7.3)	—	(7.3)
Capital expenditures	—	(22.5)	(13.5)	(36.0)
Proceeds on sale of property, plant and equipment	—	12.1	0.3	12.4
Net insurance proceeds from fire damage	—	—	0.5	0.5

Net cash used in investing activities	—	(17.7)	(12.7)	(30.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	0.4	—	—	0.4
Payments on long-term debt	(11.8)	—	(7.7)	(19.5)

Net cash provided by (used in) financing activities	(11.4)	—	(7.7)	(19.1)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	2.6	2.6

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	27.9	(79.3)	1.1	(50.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14.5	77.6	1.1	93.2

CASH AND CASH EQUIVALENTS, END OF YEAR	$42.4	$(1.7)	$2.2	$42.9

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

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based upon our inability to timely file our year-end financial statements in conjunction with our determination to incorporate into this Annual Report information obtained as a result of the registration process relating to the Form S-1 filed with the SEC by our ultimate parent company, Rockwood Holdings, Inc., our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures need to be enhanced to ensure their objectives are accomplished. Specifically, we have identified weaknesses in internal controls within the financial reporting process due to our dependence on external resources for data accumulation and analyses related to income taxes and pensions. Management has already initiated procedures to remediate the weaknesses, including the identification and hiring of qualified tax staff, the enhancement of our external reporting staff and the engagement of a global coordinating actuary.

        Section 404 of the Sarbanes-Oxley Act will require us to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accountants—to audit our assessment, as part of our Form 10-K for the year ended December 31, 2006. We are in the process of performing the system and process documentation, evaluation and testing required for us to make this assessment and for our independent registered public accountants to provide their attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources.

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Set forth below is certain information regarding the directors and executive officers of Rockwood Holdings Inc., our ultimate parent, and Rockwood Specialties Group, Inc. The business address of each of the directors is set forth below under Item 12—Security Ownership of Certain Beneficial Owners and Management—Beneficial Ownership. The information given is as of December 31, 2004.

Name	Age	Position
Seifi Ghasemi	60	Chairman and Chief Executive Officer of Rockwood Specialties Group and Rockwood Holdings
Robert J. Zatta	55	Senior Vice President and Chief Financial Officer and Director of Rockwood Specialties Group and Senior Vice President and Chief Financial Officer of Rockwood Holdings
Thomas J. Riordan	55	Senior Vice President, Law & Administration and Director of Rockwood Specialties Group and Senior Vice President, Law & Administration of Rockwood Holdings
Brian F. Carroll	33	Director of Rockwood Holdings
Todd A. Fisher	39	Director of Rockwood Holdings
Edward A. Gilhuly	45	Director of Rockwood Holdings
Perry Golkin	51	Director of Rockwood Holdings
Alex Morey	37	Director of Rockwood Holdings
Susan Schnabel	43	Director of Rockwood Holdings
Fredrik Sjödin	30	Director of Rockwood Holdings

        Seifi Ghasemi has been Chairman and Chief Executive Officer of Rockwood Holdings and Rockwood Specialties Group since November 2001. From 1997 to 2001 he was with GKN, plc, a $6.0 billion per year global industrial company. He served as a Director of the Main Board of GKN, plc and was Chairman and Chief Executive Officer of GKN Sinter Metals, Inc and Hoeganes Corporation. Before that, for 18 years, Mr. Ghasemi was with the BOC Group, plc, a $7 billion per year global industrial gas company. He was a Director of the Main Board of the BOC Group, plc; President, BOC Gases Americas and Chairman and Chief Executive Officer of BOC Process Plants, LTD and Cryostar. Mr. Ghasemi has a Masters of Science degree in Mechanical Engineering from Stanford University.

        Robert J. Zatta has been Senior Vice President and Chief Financial Officer of Rockwood Holdings and Rockwood Specialties Group since April 2001. Prior to joining Rockwood, he spent 12 years with the Campbell Soup Company, where he held several significant financial management positions, including his final position as Vice President responsible for Corporate Development and Strategic Planning. Prior to joining Campbell Soup Company in 1990, he worked for General Foods Corporation and Thomas J. Lipton, Inc. Mr. Zatta has a B.S. in Business Administration and a M.B.A. in Finance.

        Thomas J. Riordan has been Senior Vice President, Law and Administration of Rockwood Holdings and Rockwood Specialties Group since 2000 and prior to that was Vice President, Law & Administration since 1992. Mr. Riordan joined Laporte in 1989 from UOP, where from 1975 to 1989 he held various positions, most recently Chief Litigation Counsel. Prior to 1975, Mr. Riordan was within Operations Management at Time, Inc. Mr. Riordan has a B.A. in Liberal Arts, a M.B.A. and a J.D., is admitted to the Illinois Bar and is a member of the American Bar Association, and has taken part in the Wharton/Laporte Business Program.

        Brian F. Carroll has been a Director of Rockwood Holdings since 2000 and an executive of KKR since 1995. Prior to joining KKR, Mr. Carroll was with Donaldson Lufkin & Jenrette Securities Corporation. Mr. Carroll is a member of the Board of Directors of The Boyds Collection, Ltd. and

Sealy Inc. Mr. Carroll has a B.S. from the University of Pennsylvania and a M.B.A. from Stanford University.

        Todd A. Fisher has been a Director of Rockwood Holdings since 2000, a member of Kohlberg Kravis Roberts & Co. LLC, which serves as a general partner of KKR since January 2001 and an executive of KKR since 1993. Prior to joining KKR, he was with Goldman, Sachs & Co. in its Corporate Finance Department. Mr. Fisher is a member of the Board of Directors of Accuride Corporation, Alea Group Holdings (Bermuda) Ltd, Bristol West Holdings, Inc., Duales System Deutschland AG and Koninklijke Vendex KBB BV. Mr. Fisher has a B.A. from Brown University, a M.A. from Johns Hopkins University, and a M.B.A. from The Wharton School, University of Pennsylvania.

        Edward A. Gilhuly has been a Director of Rockwood Holdings since 2000. Mr. Gilhuly has been a member of Kohlberg Kravis Roberts & Co. L.L.C., which is the general partner of KKR, since 1996. Prior thereto, he was a general partner of KKR. Mr. Gilhuly is a member of the Board of Directors of Demag Holdings S.a.r.l., Medcath Corporation, Legrand SA, and Wincor Nixdorf AG. Mr. Gilhuly has a B.A. from Duke University and a M.B.A. from Stanford University.

        Perry Golkin has been a Director of Rockwood Holdings since 2000. Mr. Golkin has been an executive with KKR and a general partner of KKR since 1995. In 1996, he became a member of Kohlberg Kravis Roberts & Co. L.L.C. which serves as the general partner of KKR. Mr. Golkin is also a member of the Board of Directors of Bristol West Holdings, Inc., PRIMEDIA, Inc., Alea Group Holdings (Bermuda) Ltd, Willis Group Holdings Limited and Walter Industries, Inc. Mr. Golkin has a B.S., M.S. from The Wharton School, University of Pennsylvania and a J.D. from the University of Pennsylvania.

        Alex Morey has been a Director of Rockwood Holdings since July 2004. Mr. Morey is a Director of DLJ Merchant Banking, based in London. Prior to joining DLJ Merchant Banking in 1996, Mr. Morey was an Assistant Director with Arthur Andersen Corporate Finance which he joined in 1993. Previously, Mr. Morey spent five years with Price Waterhouse. Mr. Morey serves as a director of Nycomed Holdings A/S. Mr. Morey graduated with a B.Sc. from Cardiff University in 1988 and is a Chartered Accountant.

        Susan Schnabel has been a Director of Rockwood Holdings since July 2004. Ms. Schnabel joined DLJ's Investment Banking Division in 1990 and DLJ Merchant Banking in 1998. In 1997, she left DLJ's Investment Banking Division to serve as Chief Financial Officer of PETsMART, a high growth specialty retailer of pet products and supplies, and joined DLJ Merchant Banking in her present capacity in 1998. Ms. Schnabel is a director of DeCrane Aircraft Holdings, Inc., and Environmental Systems Products, Inc. Ms. Schnabel received a B.S. from Cornell University in 1983 and an M.B.A. from Harvard Business School in 1988.

        Fredrik Sjödin has been a Director of Rockwood Holdings since 2003 and an executive of KKR since 2000. Prior to joining KKR, Mr. Sjödin was with Salomon Brothers International Ltd. Mr. Sjödin has a M.Sc. from the Stockholm School of Economics, Sweden and the Leonard N. Stern School of Business, New York University.

        Set forth below is certain information regarding certain key employees of our subsidiaries. The information is given as of December 31, 2004.

Name	Age	Position
Stephen B. Ainscough	58	President—Timber Treatment Chemicals
Stephen M. D'Onfro	46	President—Water Treatment Chemicals
Monika Engel-Bader	45	President—Fine Chemicals
Robert Gingue	60	President—Specialty Compounds
Wolf-Dieter Griebler	59	President—Titanium Dioxide Pigments
Alexander Loh	50	Vice President, Human Resources of Rockwood Specialties Group
Roger-Marc Nicoud	42	President—Groupe Novasep
Bruce R. Olson	52	President—Surface Treatment and Electronic Chemicals
Ronald L. Rapaport	60	President—Color Pigments and Services
Vernon Sumner	53	President—Clay-based Additives
Ulf D. Zimmermann	55	President—Advanced Ceramics

        Stephen B. Ainscough has been President of the Timber Treatment Chemicals business line since 1990. Mr. Ainscough originally joined Laporte in 1970, and spent five years with Interox Chemicals Ltd. before rejoining Laporte in 1985. Mr. Ainscough has a B.Sc. in Industrial Chemistry, a degree in Business Administration and has taken part in the Wharton/Laporte Business Program.

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

        Monika Engel-Bader has been President of the Fine Chemicals business line since February 2004. Prior to joining Dynamit Nobel AG, Mrs. Engel-Bader spent 15 years with Celanese (former Hoechst AG) in various positions, including as Vice President of Ticona, the technical Polymer Division of Celanese since 2002. Engel-Bader has a PhD in Chemistry from the University of Mainz in Germany, and a degree from the University of Economics, Cologne.

        Robert Gingue has been President of the Specialty Compounds segment since 1997. Mr. Gingue joined the Gary Corporation in 1979, where he was Vice President and General Manager. Mr. Gingue has a B.Sc. in Polymer Technology, an Associates degree in Mechanical Engineering, and has taken part in the Wharton/Laporte Business Program.

        Wolf-Dieter Griebler has been President of the Titanium Dioxide Pigments segment since 1999. Dr. Griebler joined mg technologies ag in 1980 and has served in various positions, including as the president of the Executive Board of Sachtleben Chemie GmbH, the Titanium Dioxide Pigments business segment of Dynamit Nobel AG since 1998. Dr. Griebler has a degree in Chemistry from the University of Marburg in Germany.

        Alexander Loh has been our Vice President, Human Resources of Rockwood Specialties Group since the Dynamit Nobel Acquisition and a member of the Executive Board of Dynamit Nobel AG since 1998. Mr. Loh joined mg technologies ag in 1995 and served in several positions, including as Head of Global Human Resources. He has a degree in Economics from the University of Tübingen in Germany.

        Roger-Marc Nicoud has been the President of our Groupe Novasep segment since December 2004. Mr. Nicoud is the founder and has been the President of Groupe Novasep SAS since 1995. Prior to forming Novasep, he worked for Separex from 1987 to 1995 where he was a research engineer and managing director. In addition, from 1993 to 1995, Mr. Nicoud was a Professor of Chemical Engineering at the University of Nancy (France). In 1995, Mr. Nicoud formed Novasep, which in December 2004 was combined with our segment formerly known as the Custom Synthesis segment. Mr. Nicoud holds a Ph.D. in Chemical Engineering.

        Bruce R. Olson has been President of Surface Treatment and Electronic Chemicals business lines since September 2004. Prior to joining Rockwood, Mr. Olson spent four years with Bayer AG in Leverkusen, Germany during which he held the positions of Business Unit Manager Polymer Additives, Business Group General Manager Specialty Products, and Member of the Board of Management Bayer Chemicals. Before joining Bayer AG, Mr. Olson spent 22 years with Air Products in various sales, marketing, and general management positions. Mr. Olson has a B.S. from Valparaiso University and an M.B.A. from Lehigh University.

        Ronald L. Rapaport has been President of the Color Pigments and Services business line since 1998. Mr. Rapaport joined Rockwood Pigment NA, Inc. in 1978, which became part of Laporte following an acquisition in 1992. Mr. Rapaport served as a Naval Supply Officer from 1967 to 1971. Mr. Rapaport has a B.S. in Accounting, an M.B.A. from the University of Michigan, has been a C.P.A., and has taken part in the Wharton/Laporte Business Program.

        Vernon Sumner has been President of the Clay-based Performance Additives business line since 2001. Previously, he was President and General Manager of Air Products Polymers LP. Mr. Sumner has a degree in Chemistry and an M.B.A. from Lehigh University and spent 27 years in various management roles with Air Products.

        Ulf D. Zimmermann has been President of the Advanced Ceramics business segment since 2001. Dr. Zimmerman had been President of the Westfalia Seperator AG, a GEA AG Group Company, which became a part of mg technologies ag in 1998 by an acquisition since 1996. He has also been a member of the Executive Board of Dynamit Nobel AG since 2001. Dr. Zimmermann has a degree in Engineering and Business Administration from the University of Berlin in Germany.

Board of Directors—Composition of Board

        In connection with the Dynamit Nobel Acquisition, Rockwood Holdings, affiliates of KKR and DLJMB entered into a stockholders' agreement, dated as of July 29, 2004. The stockholders' agreement provides that the board of directors of Rockwood Holdings will initially consist of eight directors, five of whom will be designated by affiliates of KKR, two of whom will be designated by DLJMB and one of whom will be the Chief Executive Officer of Rockwood Holdings. At such time that DLJMB ceases to own at least 10% of the outstanding common stock of Rockwood Holdings, DLJMB will cease to have the right to designate directors to the board of directors of Rockwood Holdings. For a more detailed description of the stockholders' agreement, see Item 13 Certain Relationships and Related Transactions Agreement with Affiliates of KKR, DLJMB and/or Management.

Audit Committee

        Our ultimate parent, Rockwood Holdings, has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is comprised of Brian F. Carroll, Todd A. Fisher, Alex Morey and Fredrik Sjödin. The audit committee is responsible for (1) selecting the independent auditors, (2) approving the overall scope of the audit, (3) assisting the board in monitoring the integrity of our financial statements, the independent accountant's qualifications and independence, the performance of the independent accountants and our internal audit function and our compliance with legal and regulatory requirements and (4) handling such other matters that are specifically delegated to the audit committee by the board of directors from time to time.

        Rockwood Holdings' board of directors will adopt a written charter for the audit committee which will be available on our website.

Audit Committee Financial Expert

        The Board of Directors of Rockwood has determined that Todd A. Fisher is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act and is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Code of Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to Rockwood's principal executive officer, principal financial officer, principal accounting officer, controller, and all other employees of the Company, including its directors and other officers. The Code of Business Conduct and Ethics is available on our website at www.rocksp.com. Any changes to, or waivers from, the Code of Business Conduct and Ethics will be posted on our website.

Item 11. Executive Compensation

        The following table shows all compensation awarded to, earned by, or paid to our Chief Executive Officer and our other two executive officers during the years 2004, 2003 and 2002 whose salary and bonus exceeded $100,000. We refer to them as the "named executive officers."

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Award(2)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation
Seifi Ghasemi Chairman and Chief Executive Officer	2004 2003 2002	$1,150,000 1,037,500 1,000,000	$3,207,899 648,690 1,421,727	$230,736 46,732 49,364	$277,778 333,335 333,335	— — —	— — —	$1,120,130 608,280 3,204,280	(3) (3) (3)
Robert J. Zatta Senior Vice President and Chief Financial Officer	2004 2003 2002	396,938 368,313 351,250	831,487 149,685 328,064	29,053 27,662 32,949	— — —	— — —	— — —	20,850 18,000 17,500	(4) (4) (4)
Thomas J. Riordan Senior Vice President, Law & Administration	2004 2003 2002	313,500 290,500 276,500	656,978 118,062 258,754	31,449 4,239 22,496	— — —	— — —	— — —	43,156 42,725 31,694	(5) (5) (5)

(1)
For each of Mr. Ghasemi, Mr. Zatta, and Mr. Riordan, the amounts for 2004, 2003 and 2002 include gross up and taxable portion of company-provided basic life insurance and auto allowances. The amounts for Mr. Ghasemi include a car allowance of $32,724 for 2004 and approximately $36,000 for 2003 and 2002. The amount for Mr. Ghasemi in 2004 includes $192,000 (four payments of $48,000) in lieu of contributions into his supplemental pension pursuant to the terms of Mr. Ghasemi's amended employment agreement with Rockwood Holdings. The amounts include car allowances for Mr. Zatta of $26,168 for 2004, and $30,000 for 2003 and 2002; and car allowances of $30,288, $3,500 and $20,000 for Mr. Riordan for 2004, 2003 and 2002, respectively. See Item 11—Executive Compensation—Employment and Other Agreements—Agreements with Seifi Ghasemi.

(2)
These restricted stock units (payable in shares of Rockwood Holdings' common stock) were granted under Mr. Ghasemi's employment agreement with Rockwood Holdings and are fully vested. See Item 11—Executive Compensation—Employment and Other Agreements—Agreements with Seifi Ghasemi. Amounts reported represent the dollar value of the aggregate restricted stock units held by Mr. Ghasemi which vested during the respective years.

(3)
For 2004, represents (i)$384,000 ($48,000 per month for eight months) into a non-qualified supplemental pension; (ii) a one-time payment of $200,000 in connection with the termination of the non-qualified supplemental pension; (iii) $501,000 cumulative net gain on rabbi trust; (iv) $20,850 in company contributions into a qualified plan and (v) $14,280 of annual premium paid by us with respect to life insurance benefit of Mr. Ghasemi. For 2003, represents (i) $576,000 ($48,000 per month) into a non-qualified supplemental pension, (ii) $18,000 in company contributions into a qualified plan and

  (iii) $14,280 of annual premium paid by us with respect to life insurance benefit of Mr. Ghasemi. For 2002, represents (i) an initial contribution of $2.5 million to a non-qualified supplemental pension benefit made in January 2002, (ii) an aggregate contribution of $576,000 ($48,000 per month) into the grantor trust established for the benefit of Mr. Ghasemi, plus (iii) an additional contribution of $96,000 into the trust for November and December 2001 that had been deferred until 2002, and (iv) $14,280 of annual premium paid by us during 2002 with respect to life insurance for the benefit of Mr. Ghasemi. The contributions to the non-qualified supplemental pension are fully vested. See Item 11—Executive Compensation—Employment and Other Agreements—Agreements with Seifi Ghasemi.

(4)
Represents our contributions into various qualified plans.

(5)
Represents our contributions into various qualified and non-qualified plans.

Option/SAR grants in Last Fiscal Year

	Individual Grants
					Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Option/Sars Granted (#)	Percent of Total Options/ SARs Granted To Employees In Fiscal Year
Name			Exercise of Base Price	Expiration Date
					5% ($)	10% ($)
Seifi Ghasemi	15,250	25%	$500	9/24/2014	$12,420,322	$19,777,286
Robert J. Zatta	2,320	4%	$500	10/15/2014	$1,889,518	$3,008,741
Thomas J. Riordan	3,000	5%	$500	10/15/2014	$2,443,342	$3,890,614

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at FY-End (%)
	Shares Acquired on Exercise ($)(1)				Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
Name		Value Realized ($)(1)
			Exercisable(2)	Unexercisable(2)
Seifi Ghasemi	—	—	7,200	20,050	—
Robert J. Zatta	—	—	1,520	4,480	—
Thomas J. Riordan	—	—	2,200	4,800	—

(1)
None of the named executive officers exercised any stock options during 2004.

(2)
Effective as of the date of this Annual Report, a portion of Mr. Ghasemi's, Mr. Zatta's and Mr. Riordan's unexercisable options became exercisable in the following amounts: 1,800 options for Mr. Ghasemi, 692 options for Mr. Zatta, and 800 options for Mr. Riordan.

Directors' Compensation

        We pay $30,000 annually as compensation for our non-management directors for fulfilling their duties as directors, together with reimbursement of expenses. Our management director is not separately compensated for his services as director.

Employment and Other Agreements

Agreements with Seifi Ghasemi

        Our ultimate parent, Rockwood Holdings has entered into an employment agreement, dated as of September 28, 2001, as amended as of August 9, 2004 and September 24, 2004, with Mr. Ghasemi pursuant to which he is serving as our Chairman and Chief Executive Officer. The agreement automatically renews for successive one-year periods, unless either party gives 60 days advance written notice not to renew the term of the agreement prior to any such extension date. Either party may terminate the agreement at any time; however, Mr. Ghasemi must give at least 180 days advance written notice to terminate his employment (other than in connection with his notice not to renew the terms of the employment agreement, as otherwise described above).

        The agreement initially provided Mr. Ghasemi with an annual base salary of $1,000,000 and as amended, provided Mr. Ghasemi with an annual base salary of $1,250,000 effective August 1, 2004, and a target annual bonus award equal to 125% of his base salary (subject to our achievement of specified performance targets), both of which may be increased in the discretion of Rockwood Holdings' board of directors.

        Pursuant to the first amendment, Mr. Ghasemi's supplemental executive retirement plan, or SERP, and the related rabbi trust, were terminated and the assets were distributed to him. Rockwood Holdings will continue to make payments of $48,000 per month to Mr. Ghasemi as a supplemental pension benefit. In addition, in connection with the termination of the SERP, Mr. Ghasemi was granted a special one-time payment of $200,000.

        Pursuant to the original agreement, Mr. Ghasemi agreed to purchase a certain number of shares of Rockwood Holdings' common stock, and in connection therewith, received a grant of restricted stock units (payable in shares of Rockwood Holdings' common stock) which vest in equal quarterly installments over a three-year period and a grant of time options to purchase a certain number of shares of Rockwood Holdings' common stock which vest over a five-year period.

        In connection with the second amendment, Mr. Ghasemi agreed pursuant to the Amended and Restated Management Stockholder's Agreement to purchase an additional number of shares of Rockwood Holdings' common stock, and in connection therewith, was granted a time/performance option to purchase an additional number of shares of Rockwood Holdings' common stock. At the same time, Mr. Ghasemi was granted a separate time option to purchase a certain number of shares of Rockwood Holdings' common stock. The time/performance option vests over a five-year period as to 40% of the shares of Rockwood Holdings' common stock subject to the option and vests, as to the remaining 60%, over a five-year period and in the event and to the extent certain performance targets are achieved. The time option vests over a period ending January 1, 2008.

        Mr. Ghasemi's agreement also provides that if his employment is terminated by Rockwood Holdings without "cause" (which includes Rockwood Holdings' nonrenewal of the term of the employment agreement as described above), or if he resigns for "good reason," he will be entitled to receive:

  •
  accrued but unpaid current compensation and supplemental pension benefit;

  •
  continued payment, in equal installments over the 24-month period following any such termination, of an amount equal to two times the sum of (x) his then base salary and (y) the average of his annual bonuses, if any, earned or payable in respect of the two full fiscal years of Rockwood Holdings prior to the date of his termination, such bonus amount depending upon whether Mr. Ghasemi's employment terminates before or after such two fiscal years have elapsed; and

  •
  continued monthly supplemental benefit contributions for a period of 12 months following such termination.

Mr. Ghasemi's employment agreement also contains certain restrictive covenants relating to confidentiality, non-competition and non-solicitation.

Agreements with Robert Zatta

        We have entered into an employment agreement with Mr. Zatta, dated as of March 21, 2001, as amended as of October 19, 2004, pursuant to which he is serving as our Senior Vice President and Chief Financial Officer. The agreement provides for an annual base salary, subject to potential increase on an annual basis, a signing bonus, a company automobile and entitles him to participate in our health, welfare, retirement and bonus programs.

        Mr. Zatta's employment agreement may be terminated upon twelve months' prior written notice by us or six months' prior written notice by Mr. Zatta. Mr. Zatta's employment agreement also provides that if his employment is involuntarily terminated, other than for "cause," as defined in the agreement, or he resigns with "good reason," as defined in the agreement, he will be entitled to (i) a lump sum cash payment equal to his three months base salary, (ii) continuation of health care coverage, to the extent applicable for a specified period of time, (iii) continued use of a company car for a period of twelve months, (iv) a severance payment equal to two weeks base salary plus one week salary for each year of service and (v) a further severance payment of three months salary.

        Under his employment agreement, Mr. Zatta was entitled to purchase shares of Rockwood Holdings' common stock in accordance with the terms and conditions of the Management Stockholder's Agreement, which he did, and in connection therewith, was granted a time/performance option to purchase an additional number of shares of Rockwood Holdings' common stock. In October 2004, Mr. Zatta was granted the right to purchase an additional number of shares of Rockwood Holdings' common stock, which he did, and in connection therewith, was granted a time/performance option and a performance option to purchase an additional number of shares of Rockwood Holdings' common stock in accordance with the terms and conditions of the Amended and Restated Management Stockholder's Agreement.

        Mr. Zatta's employment agreement also contains certain restrictive covenants relating to confidentiality and non-competition.

Agreements with Thomas Riordan

        We have entered into an employment agreement with Mr. Riordan, dated October 13, 1994, pursuant to which he is serving as our Senior Vice President, Law & Administration. The employment agreement provides for base monthly salary, subject to potential increase on an annual basis, a company automobile, and entitles him to participate in our health, welfare, retirement and bonus programs.

        Mr. Riordan's employment agreement may be terminated upon twelve months' prior written notice by us or six months' prior written notice by Mr. Riordan. Mr. Riordan's employment agreement also provides that if his employment is involuntarily terminated, other than for "cause," as defined in the agreement, or he resigns with "good reason," as defined in the agreement, he will be entitled to (i) a lump sum cash payment equal to his three months base salary, (ii) continuation of health care coverage, to the extent applicable for a specified period of time, (iii) continued use of a company car for a period of twelve months, (iv) a severance payment equal to two weeks base salary plus one week salary for each year of service and, (v) a further severance payment of three months salary.

        Mr. Riordan's employment agreement contains provisions relating to confidential information and covenants not to compete for a period of one year in the event we continue to pay current salary and benefits for that period.

        Under the Management Stockholder's Agreement Mr. Riordan entered into in 2001, he purchased shares of Rockwood Holdings' common stock and in connection therewith, was granted a time/performance option to purchase an additional number of shares of Rockwood Holdings' common stock. In October 2004, Mr. Riordan was granted the right to purchase an additional number of shares of

Rockwood Holdings' common stock, which he did, and in connection therewith, was granted a time/performance option and a performance option to purchase an additional number of shares of Rockwood Holdings' common stock in accordance with the terms and conditions of the Amended and Restated Management Stockholder's Agreement.

Compensation Committee Report

Compensation Committee Membership

        Rockwood Holdings has a separately designated standing Compensation Committee. The Compensation Committee is comprised of Brian Carroll, Todd A. Fisher, who are both executives of KKR, and Susan Schnabel who is an executives of DLJMB.

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

        Rockwood Holdings and its subsidiaries seek to attract and retain highly qualified and talented professionals. The marketplace in which we compete is highly competitive. Further, our compensation policies, while designed to secure the services of appropriate professionals, must also support our vision of creating a dynamic company, and delivering superior value and growth.

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
  Long-term equity compensation.

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

        Targets set at Company and business unit levels relate to derivations of Earnings Before Interest, Tax, Depreciation and Amortization ("EBITDA") and as well as to other specific quantifiable goals. Annual Performance Bonus Plan payments are made in March following receipt of audited results of the prior year's financial performance and those of the Chairman and Chief Executive Officer and executive officers are reviewed and approved by the Compensation Committee.

Long Term Equity Compensation

        Owning an equity interest is a fundamental part of our compensation philosophy and furthers the goal of aligning the interests of shareholders and management. Our Chairman and Chief Executive Officer, all of our executive officers and certain key employees have ownership in Rockwood Holdings' shares, principally through the Stock Purchase Plan. In addition, those persons were granted options under the Plan. In connection with the acquisition of the four businesses of Dynamit Nobel, certain key employees and managers were offered the opportunity to purchase shares of common stock and participate in the Plan and were also entitled to receive options to purchase additional shares of common stock depending on the initial number of shares each employee purchased. Participation was determined based upon individual performance, retention considerations, level of management and other considerations.

        All option grants made under this Plan have been made in the form of qualified and non-qualified stock options at exercise prices equal to the fair market value of Rockwood Holdings' common stock at the date of grant.

Basis for Chairman and Chief Executive Officer's Compensation

        The compensation for our Chairman and Chief Executive Officer, Mr. Seifi Ghasemi, is designed primarily with reference to our quantifiable and qualitative annual performance compared to earlier years. These include the Company's growth in net sales, EBITDA and other quantitative factors as well as Mr. Ghasemi's overall leadership and influence on the performance and direction of the Company. In particular, the Company completed the acquisition of the four businesses of Dynamit Nobel and the pigments and dispersion business of Johnson-Matthey, as well as the transaction with Groupe Novasep. In addition, the Company achieved certain financial targets set for 2004 and successfully refinanced the subordinated debt relating to the Dynamit Nobel Acquisition.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The following table provides information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which our ultimate parent company, Rockwood Holdings' equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	113,600	$500	51,400
Equity compensation plans not approved by security holders	—	—	—

Total	113,600	$500	51,400

Stock Purchase and Option Plan

        We have adopted the Amended and Restated 2003 Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (formerly the 2000 Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries) (the "Plan"), which provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), options that are not incentive stock options, and various other stock-based grants, including the shares of common stock of Rockwood Holdings ("Holdings Stock") sold to, and options granted to the executive officers and other key employees, as described below under "—Management Equity Programs." In September 2004, Rockwood Holdings' board of directors approved an amendment to increase the number of authorized shares available for grants under the Plan. As of December 31, 2004, we have granted under the Plan certain options as incentive stock options to the maximum extent permitted by applicable law and the remainder as non-incentive stock options. The options are generally granted as follows: 50% vest and become exercisable over the passage of time, which we refer to as "time options", assuming the optionee continues to be employed by us, and 50% vest and become exercisable over time based upon the achievement of certain performance targets, which we refer to as "performance options."

        Exercise Price.    The exercise price of the options is the fair market value of the shares underlying the options on the date of the grant of the option, unless otherwise specified for particular options.

        Vesting of Time Options.    Time options granted in 2004 generally become exercisable by the holder of the option in installments of 20% on each of the first five anniversaries of the "initial vesting date" which is generally defined as the grant date. Time options granted prior to 2004 vest as follows: 10% in year one, 10% in year two, 25% in year three, 25% in year four and 30% in year five.

        Vesting of Performance Options.    Performance options generally become exercisable as to 100% of the options on the eighth anniversary of the grant date; however, they will become earlier exercisable as to 20% of the total performance options on December 31 of each fiscal year of Rockwood Holdings beginning with the 2004 fiscal year upon the completion of the audit for the then ending period, subject to certain employment restrictions, in the event and to the extent that Rockwood Holdings, or a division of Rockwood Holdings, as applicable, achieves certain performance targets. Certain option holders have "company-wide performance targets," which targets are based on the achievement by Rockwood Holdings of certain implied equity values. Other option holders have "divisional performance targets," which targets are based on a particular division's achievement of annual or cumulative EBITDA. In the event that performance targets are not achieved in any given fiscal year but the cumulative targets are achieved in a subsequent year, the performance option will become exercisable as to the previously unexercisable percentage of the performance options from the missed years, as well as with respect to the percentage of the performance options in respect of the fiscal year in which the performance targets are achieved. Options generally are not exercisable as to any shares following the termination of an optionee's employment with us or our subsidiaries.

        Effect of Change in Control of Rockwood Holdings.    In addition, upon the occurrence of a change in control of Rockwood Holdings, as defined in the Plan, the exercisability of the time options will automatically accelerate with respect to 100% of the shares of common stock of Rockwood Holdings subject to the time options. Immediately prior to a change of control, a ratable portion of unvested performance options will automatically vest if the board of directors makes a good faith determination that the applicable performance target(s) would have been met for the year in which the change of control occurs, but for the change of control. The board of directors, in its discretion, may further determine to accelerate the vesting of all performance options.

        Miscellaneous.    The options will only be transferable by will or pursuant to applicable laws of descent and distribution upon the death of the optionee. The Plan may be amended or terminated by Rockwood Holdings' board of directors at any time.

        Management Equity Programs.    In connection with the KKR Acquisition, we implemented a management equity program, which we refer to as the 2001 management equity program, under which certain members of our senior management and other key employees were given the opportunity to purchase shares of common stock of Rockwood Holdings, and were entitled to receive options to purchase additional shares of common stock of Rockwood Holdings, depending upon the initial number of shares each employee purchased. In connection with the 2001 management equity program, 11,720 shares were purchased and options to purchase 52,480 shares were granted net of subsequent redemptions and forfeitures, each at the same price per share paid by affiliates of KKR.

        In connection with the Dynamit Nobel Acquisition, we implemented a new management equity program, which we refer to as the 2004 management equity program, under which certain of our employees, including our executive officers, in the United States, Germany and other countries were given the opportunity to purchase shares of Rockwood Holdings' common stock and were entitled to receive options to purchase additional shares of Rockwood Holdings' common stock, depending upon the initial number of shares each employee purchased. In connection with the 2004 management equity program, 13,950 shares were purchased and options to purchase 61,120 shares were granted, each at the same price per share paid by affiliates of KKR and DLJMB.

        As a result of the 2001 management equity program and the 2004 management equity program, management hold approximately 8.8% of the outstanding shares of common stock of Rockwood Holdings, on a fully-diluted basis.

        Pursuant to the 2001 management equity program, we made loans to ten employees including Mr. Zatta and Mr. Riordan in order to assist them in purchasing, in whole or in part, their shares of common stock of Rockwood Holdings. The loans are repayable on the earliest to occur of (i) the fifth anniversary of the date the employee purchases his or her shares of common stock of Rockwood Holdings, (ii) certain terminations of employment or (iii) the receipt by the employee of any proceeds from the sale or other disposition of his or her shares of common stock of Rockwood Holdings. We have full recourse against the employees and all of their assets for repayment of principal or interest on the loans. The loans are secured by all of an employee's shares of common stock of Rockwood Holdings, including any shares of common stock of Rockwood Holdings obtained upon exercise of any stock options held by the employee. As of December 31, 2004, we had approximately $0.7 million in outstanding loans made to employees.

        The shares of common stock of Rockwood Holdings purchased by the employees, the options granted to the employees and the shares of common stock of Rockwood Holdings an employee may receive upon exercise of an option under both the 2001 management equity program and 2004 management equity program, are subject to transfer restrictions until the fifth anniversary of the date the employees originally purchased their shares of common stock of Rockwood Holdings, and are also subject to Rockwood Holdings' right, prior to such fifth anniversary, to repurchase the shares of common stock of Rockwood Holdings and vested options upon termination of an employee's employment. See the information described under Item 13—Certain Relationships and Related Transactions.

Beneficial Ownership

        Rockwood Holdings owns 100% of the issued and outstanding shares of common stock of Rockwood Specialties Consolidated, Inc., which owns 100% of the issued and outstanding shares of common stock of Rockwood Specialties International, Inc., which owns 100% of our issued and outstanding shares of our common stock. The following table sets forth information as of March 31, 2005 with respect to the beneficial ownership of the common stock of Rockwood Holdings, by:

  •
  each person who is known by us to beneficially own more than 5% of the common stock of Rockwood Holdings;

  •
  each of the directors and executive officers of Rockwood Holdings and our named executive officers; and

  •
  all directors and executive officers of Rockwood Holdings and us as a group.

        Unless otherwise indicated, the address of each person named in the table below is c/o Rockwood Specialties Group, Inc., 100 Overlook Center, Princeton, NJ 08540.

Name and Address of Beneficial Owner	Beneficial Ownership of Common Stock of Rockwood Holdings(1)	Percentage of Common Stock of Rockwood Holdings
KKR(2)	1,123,250	74.8%
DLJMB(3)	318,750	21.6%
Seifi Ghasemi(4)	13,200	*
Robert J. Zatta(5)	2,790	*
Thomas J. Riordan(6)	3,700	*
Brian F. Carroll(2)	1,123,250	74.8%
Todd A. Fisher(2)	1,123,250	74.8%
Edward A. Gilhuly(2)	1,123,250	74.8%
Perry Golkin(2)	1,123,250	74.8%
Alex Morey(3)	—	—
Susan Schnabel(3)	—	—
Fredrik Sjödin(2)	1,123,250	74.8%
All directors and executive officers of Rockwood Holdings and us as a group (10 persons)	1,139,648	75.5%

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

(2)
KKR affiliates currently beneficially own 1,123,250 shares of Rockwood Holdings' common stock as follows:

  •
  157,900 shares are beneficially owned by KKR Millennium Fund L.P., for which KKR Associates Millennium L.P. is the general partner, and for which KKR Millennium GP LLC is the general partner of that limited partnership and exercises sole voting and investment power with respect to such shares; 28,000 of the 157,900 shares of Rockwood Holdings' common stock shown as beneficially owned by KKR Millennium Fund L.P. reflect shares of common stock issuable upon exercise of warrants issued in connection with the July 2003 debt refinancing.

  •
  559,200 shares are beneficially owned by KKR 1996 Fund L.P., for which KKR Associates 1996 L.P. is the general partner, and for which KKR 1996 GP LLC is the general partner of that limited partnership and exercises sole voting and investment power with respect to such shares;

  •
  4,800 shares are beneficially owned by KKR Partners II, L.P.;

    •
    11,650 shares are beneficially owned by KKR Partners III, L.P. (Series F), for which KKR GP III LLC is the general partner and exercises sole voting and investment power with respect to such shares; and

    •
    389,700 shares are beneficially owned by KKR European Fund, Limited Partnership, for which KKR Associates Europe, Limited Partnership is the general partner, and for which KKR Europe Limited is the general partner of that limited partnership and exercises sole voting and investment power with respect to such shares.

  In addition, KKR affiliates may be deemed by virtue of their rights under the stockholders' agreement entered into with us and DLJMB, to share investment power with respect to the shares held by DLJMB but disclaim beneficial ownership of such shares.

  Messrs. Henry R. Kravis, George R. Roberts, Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Perry Golkin, Scott M. Stuart, Edward A. Gilhuly, Johannes P. Huth, Todd A. Fisher and Alexander Navab, as members of KKR Millennium GP LLC, KKR 1996 GP LLC and KKR Europe Limited, and Marc S. Lipschultz and Jacques Garaialde, as members of KKR Millennium GP LLC and KKR Europe Limited, may be deemed to share beneficial ownership of the shares controlled by these entities, but disclaim such beneficial ownership. Messrs. Brian F. Carroll and Fredrik Sjödin are our directors and executives of KKR, and as such may be deemed to share beneficial ownership of any shares beneficially owned by KKR, but disclaim such beneficial ownership. The address of KKR Millennium GP LLC, KKR 1996 GP LLC, KKR GP III LLC, KKR Europe Limited and each individual listed above is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

(3)
DLJMB currently beneficially own 318,750 shares of Rockwood Holdings' common stock as follows: (a) 252,520 shares are beneficially owned by DLJ Merchant Banking Partners III, L.P.; (b) 4,461 shares are beneficially owned by DLJ Offshore Partners III-1, C.V.; (c) 3,178 shares are beneficially owned by DLJ Offshore Partners III-2, C.V.; (d) 17,383 shares are beneficially owned by DLJ Offshore Partners III, C.V.; (e) 2,108 shares are beneficially owned by DLJMB PartnersIII GmbH & Co. KG; (f) 1,434 shares are beneficially owned by Millennium Partners II, L.P.; and (g) 37,666 shares are beneficially owned by MBP III Plan Investors, L.P., all of which form a part of Credit Suisse First Boston's Alternative Capital Division. The address for each of the foregoing is 11 Madison Avenue, New York, New York, 10010, except that the address of DLJ Offshore Partners III-1, DLJ Offshore Partners III-2 and DLJ Offshore Partners III, C.V. is John B. Gosiraweg 14, Willemstad, Curacao, Netherlands Antilles. Alex Morey and Susan Schnabel are directors of Rockwood Holdings and are employees of Credit Suisse First Boston's Alternative Capital Division, of which DLJMB is a part. Alex Morey and Susan Schnabel do not have sole or shared voting or dispositive power over shares held by DLJMB and therefore do not have beneficial ownership of such shares.

(4)
Shares of Rockwood Holdings' common stock shown as beneficially owned by Mr. Ghasemi include 7,200 shares underlying exercisable stock options held by him, 2,000 shares underlying vested restricted stock units, and 4,000 shares purchased by Mr. Ghasemi pursuant to the management equity programs.

(5)
Shares of Rockwood Holdings' common stock shown as beneficially owned by Mr. Zatta include 1,520 shares underlying exercisable stock options held by him, and 1,270 shares purchased by Mr. Zatta pursuant to the management equity programs.

(6)
Shares of Rockwood Holdings' common stock shown as beneficially owned by Mr. Riordan include 2,200 shares underlying exercisable stock options held by him, and 1,500 shares purchased by Mr. Riordan pursuant to the management equity programs.

Item 13. Certain Relationships and Related Transactions.

Agreements with KKR, DLJMB and/or Management

2001 Management Stockholder's Agreements

        Rockwood Holdings entered into management stockholder's agreements, generally dated as of February 2, 2001, with certain members of its management that purchased shares of its common stock under the 2001 management equity program. The following summary of the terms of those agreements should be read together with the information described in Item 11 under the caption Stock Purchase and Option Plan.

        Restrictions on Transfers.    The management stockholder's agreements impose significant restrictions on transfers of shares of common stock. Pursuant to the management stockholder's agreements, except for certain permitted non-public transfers, sales of shares of common stock pursuant to an effective registration statement under the Securities Act (not including registration statements on Form S-8) and transfers made pursuant to the sale participation agreement (described below), the shares of common stock generally will be non-transferable by any means at any time prior to the fifth anniversary of the investment date.

        Rockwood Holdings' Obligation to Repurchase Stock and Options of the Stockholder. If, prior to the fifth anniversary of the management stockholder's agreement, the stockholder's employment is terminated as a result of the death or permanent disability of the stockholder, then the stockholder will have the right, for a period of 60 days following 181 days after the date of death or permanent disability, to require Rockwood Holdings to purchase all of the shares of common stock then held by such stockholder at a per share price equal to the fair market value per share. In the event the stockholder exercises this right, Rockwood Holdings will also be required to purchase all of the outstanding exercisable options held by the stockholder for an amount equal to the product of (x) the excess, if any, of the fair market value per share over the exercise price of the option and (y) the number of exercisable options.

        Rockwood Holdings' Right to Repurchase Stock and Options of the Stockholder.    If, prior to the fifth anniversary of the management stockholder's agreement, the stockholder's employment is terminated by Rockwood Holdings or any of its subsidiaries for "cause" (as such term is defined in the agreement) or the management stockholder effects an impermissible transfer of the shares of common stock, then Rockwood Holdings will have the right to repurchase shares of common stock held by the stockholder at a per share price equal to the lesser of the purchase price the stockholder paid for the share and the fair market value per share, and all options (whether then exercisable or not) held by the stockholder will terminate without any payment. If, prior to the fifth anniversary of the management stockholder's agreement, the stockholder's employment is terminated with or without "good reason" (as such term is defined in the agreement) by the management stockholder or by his death or permanent disability or without "cause" by Rockwood Holdings or any of its subsidiaries, then Rockwood Holdings will have the right to repurchase shares of common stock held by the stockholder at a per share purchase price equal to the fair market value per share. In the event Rockwood Holdings exercises this right, Rockwood Holdings will also purchase all of the outstanding exercisable options held by the stockholder for an amount equal to the product of the excess, if any, of the fair market value per share over the option exercise price and the number of exercisable options. In the event such amount is zero or a negative number, all such outstanding exercisable options will be automatically terminated without any payment.

        "Piggyback" Registration Rights.    Until the later of (i) one year after the occurrence of a (a) registered public offering relating to sales of Rockwood Holding's common stock by affiliates of KKR or (b) a "qualified public offering," and (ii) the sixth anniversary of the date the management stockholder entered into the management stockholder's agreement, the management stockholder agrees to be bound by the registration rights agreement (described below), and in the event of a proposed registered sale of Rockwood Holdings' common stock by affiliates of KKR, the management stockholder is entitled to register in the proposed sale the maximum number of shares of common stock held by him or acquired under exercisable options, which number is proportional to the number of shares being sold by affiliates of KKR in relation to the number of shares then owned by affiliates of KKR.

2004 Management Stockholder's Agreements

        Rockwood Holdings entered into management stockholder's agreements with members of its management and certain other employees that purchased shares of its common stock under the 2004 management equity program. The terms of the 2004 management stockholder's agreements are substantially the same as those of the 2001 management stockholder's agreements described above.

2001 Sale Participation Agreements

        Affiliates of KKR entered into a sale participation agreement, dated February 2, 2001, with each member of our management who purchased shares of common stock of Rockwood Holdings under the 2001 management stockholder's agreement.

        Tag-Along Rights.    The sale participation agreement grants to the stockholders the right to participate in any sale for cash or other consideration (other than a registered public offering or a sale to another affiliate of KKR) of shares of common stock of Rockwood Holdings by affiliates of KKR occurring prior to the fifth anniversary of the first registered public offering of Rockwood Holdings' common stock. The stockholder will be able to sell the maximum number of shares of common stock of Rockwood Holdings then held by such stockholder or acquired under exercisable options, which is proportional to the number of shares being sold by affiliates of KKR in relation to the number of shares then owned by affiliates of KKR.

        Drag-Along Rights.    If affiliates of KKR receive an offer from a third party to purchase at least a majority of the shares of common stock then owned by affiliates of KKR prior to the fifth anniversary of the first registered public offering of Rockwood Holdings' common stock, the stockholder may be required, if so requested by affiliates of KKR, to sell in such transaction on the same terms and conditions as to be paid and given to affiliates of KKR, up to the same number of shares of common stock that the stockholder would be able to sell pursuant to the preceding paragraph.

2004 Sale Participation Agreements

        Affiliates of KKR entered into sale participation agreements with other members of our management who purchased shares of common stock of Rockwood Holdings under the 2004 management equity program. The terms of the 2004 sale participation agreements are substantially the same as those of the 2001 sale participation agreements described above.

Registration Rights Agreement

        Rockwood Holdings is a party to a registration rights agreement, dated November 20, 2000, as amended as of July 23, 2003, with certain of its stockholders, including affiliates of KKR, DLJMB, stockholders party to the investors' rights agreement described below and members of management and certain other employees who are parties to the management stockholder's agreements described above. Pursuant to the registration rights agreement, if Rockwood Holdings proposes to register shares of its common stock for sale under the Securities Act, the other parties to the registration rights agreement are entitled to request that Rockwood Holdings include their shares in such sale. In addition, following an initial public offering of common stock of Rockwood Holdings, affiliates of KKR and DLJMB (that own a specified number of shares of common stock of Rockwood Holdings) are entitled to make requests that Rockwood Holdings affect the registration under the Securities Act of all or a portion of their shares of common stock.

Pledge Agreements

        In connection with our 2001 management equity program, our subsidiary, Rockwood Specialties Inc. made loans to certain members of our management, including two of our executive officers, in order to assist them in purchasing, in whole or in part, their shares of Rockwood Holdings' common stock, and in connection with the making of such loans, each such member of our management entered into a pledge agreement. Pursuant to this agreement, each such member of our management pledged all of his shares of Rockwood Holdings' common stock, including shares received upon exercise of any stock options that may be issued to him by Rockwood Holdings, as collateral security for the loan.

        These loans accrue interest at the applicable federal rate at the time of investment, and are repayable upon the earliest to occur of (1) the fifth anniversary of the date the shares of Rockwood Holdings' common stock was purchased, (2) certain terminations of employment and (3) the receipt by the borrower of any proceeds from the sale or other disposition of his shares of Rockwood Holdings' common stock. At December 31, 2004, the outstanding principal balance of the loans amounted to $0.7 million. These loans have not been materially modified since July 30, 2002. As of December 31, 2004 the outstanding principal balance of the loans to our two executive officers amounted to $0.2 million. Rockwood Specialties has full recourse against these two executive officers and all of their assets for repayment of the principal of or interest on these loans. Through December 31, 2004, all current members of management were current in their payments of principal and interest. See Item 12—Security Ownership of Certain Beneficial Owners and Management—Stock Purchase and Option Plan.

Investors' Rights Agreement

        In connection with the KKR Acquisition, Rockwood Holdings entered into an investors' rights agreement, dated November 20, 2000, with Merrill Lynch Capital Corporation and affiliates of KKR. Pursuant to this agreement, Rockwood Holdings issued 30,273 shares of its common stock to Merrill Lynch Capital Corporation for a purchase price of $1.00 per share (as adjusted to reflect the 100-for-1 reverse stock split effective January 30, 2001), in consideration for making the pay-in-kind loans to Rockwood Specialties Consolidated, Inc. In connection with the assignment of $70.0 million of the pay-in-kind loans to Allianz Lebensversicherungs—AG, Stuttgart and the replacement of such loans for pay-in-kind notes, the agreement was amended as of February 7, 2001 to provide for the transfer of certain shares of Rockwood Holdings' common stock by Merrill Lynch to Allianz. In addition, in connection with the assignment of the remaining $30.0 million of the pay-in-kind loans to SPCP Group, L.L.C., an affiliate of Silver Point Capital LP, the agreement was further amended as of January 14, 2005 to provide for the transfer of remaining shares of Rockwood Holdings' common stock held by Merrill Lynch to SPCP Group, L.L.C.

        Tag-Along and Drag-Along Rights.    If affiliates of KKR sell shares of common stock representing more than 40% of the number of shares originally purchased by them to any third party, then the investors have customary rights to participate in the sale on a pro rata basis with affiliates of KKR. In addition, if affiliates of KKR propose to transfer more than 50% of the number of shares originally purchased by them to any third party, affiliates of KKR may require that such investors transfer their shares on the same terms.

        Registration Rights.    Each investor agrees to be bound by the registration rights agreement dated November 20, 2000, as amended, and is entitled to all of the rights and privileges of the registration rights agreement as if such investor were an original holder of shares of common stock under the registration rights agreement.

Stockholders' Agreement with Affiliates of KKR and DLJMB

        In connection with the Dynamit Nobel Acquisition, Rockwood Holdings, affiliates of KKR and DLJMB entered into a stockholders' agreement, dated as of July 29, 2004. The stockholders' agreement provides that the board of directors of Rockwood Holdings will initially consist of eight directors, five of whom will be designated by affiliates of KKR, two of whom will be designated by DLJMB and one of whom will be the Chief Executive Officer of Rockwood Holdings. At such time that DLJMB ceases to own at least 10% of the outstanding common stock of Rockwood Holdings, DLJMB will cease to have the right to designate directors to the board of directors of Rockwood Holdings. In connection with an initial public offering of the common stock of Rockwood Holdings, the board of directors of Rockwood Holdings may be reconstituted, subject to compliance with applicable law and the listing rules of the applicable securities exchange; provided that, DLJMB will be entitled to designate one director to the board of directors for so long as they continue to own at least 10% of the outstanding common stock of Rockwood Holdings after giving effect to the initial public offering.

        Restrictions on Transfers.    Prior to the fifth anniversary of the Dynamit Nobel Acquisition, DLJMB may not generally transfer shares of Rockwood Holdings' common stock, other than to certain permitted transferees, pursuant to a registered sale or pursuant to tag-along and drag-along rights described below. Following the fifth anniversary of the Dynamit Nobel Acquisition, DLJMB may transfer their shares subject to tag-along and drag-along rights described below and, if prior to the consummation of an initial public offering of Rockwood Holdings' common stock, subject to KKR's right of first offer. Affiliates of KKR may transfer their shares by any means at any time, subject to DLJMB's tag-along rights.

        Right of First Offer; Tag-Along Rights; Drag-Along Rights.    At any time after the fifth anniversary of the Dynamit Nobel Acquisition and prior to the occurrence of an initial public offering of Rockwood Holdings' common stock, DLJMB may transfer their shares of common stock subject to affiliates of KKR's right of first offer, or if such right of first offer is waived, subject to affiliates of KKR's tag-along rights. At any time prior to the consummation of a qualified public offering (as such term is defined in the agreement), if a stockholder proposes to sell its shares, then other stockholders have the right to participate in such sale on similar terms and conditions. If at any time affiliates of KKR and any other holder of shares of common stock of Rockwood Holdings receive a bona fide offer from any third party to purchase at least a majority of the outstanding common stock of Rockwood Holdings and such offer is accepted, then DLJMB will, if required by affiliates of KKR, transfer to such third-party on the terms of the accepted offer such number of shares of common stock held by them as is proportional to the number of shares being sold by affiliates of KKR and other holders in relation to the number of shares then owned by them.

        Registration Rights.    Each stockholder party to the agreement agrees to be bound by the registration rights agreement dated November 20, 2000, as amended. DLJMB is entitled to make up to three separate written requests that Rockwood Holdings effect the registration under the Securities Act of all or some of their shares of common stock pursuant to the terms of the registration rights agreement; provided, however, DLJMB may not make any such request until the earlier of (i) the termination of any applicable "lock-up" period and the end of any period during which dealers must deliver a prospectus in connection with the sale of any shares of Rockwood Holdings' common stock by any affiliates of KKR pursuant to the exercise of its second demand registration right and (ii) the sixth anniversary of the closing of the Dynamit Nobel Acquisition if no affiliate of KKR has exercised its demand registration right to date. Affiliates of KKR are entitled to make an unlimited number of requests that we effect the registration under the Securities Act of their shares of common stock.

        Pre-emption Rights.    Prior to the occurrence of an initial public offering of Rockwood Holdings' common stock, affiliates of KKR and DLJMB are entitled, subject to certain customary exceptions, to pro rata pre-emption rights on new issuances of (i) shares of common stock of Rockwood Holdings, (ii) rights to acquire common stock of Rockwood Holdings or (iii) any other securities of Rockwood Holdings or any of its subsidiaries; provided that, in the case of clause (iii), affiliates of KKR are acquiring such common stock or other securities in connection with such new issuances.

Stock Subscription Agreement

        In connection with the Dynamit Nobel Acquisition, Rockwood Holdings, affiliates of KKR and DLJMB entered into a stock subscription agreement, dated as of July 29, 2004, pursuant to which Rockwood Holdings issued 531,250 shares of its common stock to affiliates of KKR and 318,750 shares of its common stock to DLJMB for a purchase price of $500.00 per share. This agreement terminated upon the closing of the Dynamit Nobel Acquisition.

Management Services Agreement with KKR and DLJ Merchant Banking III, Inc.

        In connection with the Dynamit Nobel Acquisition, Rockwood Holdings has entered into a management services agreement, dated as of July 29, 2004, with KKR and DLJ Merchant Banking III, Inc. Under the agreement, KKR and DLJ Merchant Banking III have agreed to provide certain management, business strategy, consulting and financial services to Rockwood Holdings and its subsidiaries. These services include (i) advice regarding the structure, distribution, and timing of debt and equity offerings, (ii) advice regarding our business strategy, (iii) advice regarding dispositions and/or acquisitions and (iv) other services of the type customarily performed by KKR and DLJ Merchant Banking III.

        The aggregate annual fee under the management services agreement is $2.0 million, which amount will be increased by 5% each year and is payable quarterly to KKR and DLJ Merchant Banking III on a pro rata basis based on their respective percentage equity interest in Rockwood Holdings. This annual fee is paid by our U.S. subsidiaries. Under the agreement, Rockwood Holdings paid a transaction fee of $21.0 million to KKR and $9.0 million to DLJ Merchant Banking III (or an aggregate fee of $30.0 million) in connection with the closing of the Dynamit Nobel Acquisition. Rockwood Holdings also agrees to indemnify and hold each of KKR and DLJ Merchant Banking III and their respective partners, executives, officers, directors, employees, agents, controlling persons and affiliates harmless from and against any losses and/or liabilities relating to or arising out of the services contemplated by the agreement or the retention of KKR or their affiliates' performance of the services contemplated by, the agreement. In connection with the initial public offering of the common stock of Rockwood Holdings, the affiliates of KKR and DLJMB have agreed to terminate the management services agreement for an aggregate consideration of $10.0 million.

Rockwood Specialties International, Inc. Senior Discount Notes

        Concurrently with the private offering of the 2011 Notes in July 2003, Rockwood Specialties International, Inc., our immediate parent company, issued senior discount notes resulting in gross proceeds of $70.0 million ($112.3 million aggregate principal amount at maturity). The proceeds of these senior discount notes were contributed to us as common equity. The initial purchasers of the 2011 Notes and/or their affiliates purchased the senior discount notes and immediately following such purchase sold the senior discount notes to affiliates of KKR. Rockwood Holdings intends to redeem the outstanding principal amount of the senior discount notes with a portion of the net proceeds from the initial public offering of the common stock of Rockwood Holdings.

        These senior discount notes do not require Rockwood Specialties International to pay cash interest until 2007, at which point interest will accrue on the notes at a rate of 12% per year. Rockwood

Specialties International will rely on income generated from our operations, paid to it as dividends, to make these interest payments. The senior discount notes contain various restrictive covenants which limit Rockwood Specialties International's and its subsidiaries' ability to, among other things, incur indebtedness, pay dividends on, redeem or repurchase its or Rockwood Holdings' capital stock, make investments, create certain liens, sell assets, restrict dividends or other payments to Rockwood Specialties International, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of its assets. The senior discount notes will mature on August 15, 2011. As of December 31, 2004, the aggregate principal amount of such notes had accreted to $82.8 million.

        Affiliates of KKR that own the senior discount notes as a result of such purchase will not sell the senior discount notes until the maturity date of the senior discount notes (or such earlier date on which they are redeemed, repaid or are otherwise no longer outstanding), except that such affiliates of KKR may sell the senior discount notes (i) to other affiliates, including, potentially, a small portion thereof to members of our management, (ii) in connection with or following a change of control transaction or event after which affiliates of KKR own less than 50% of the voting stock of Rockwood Holdings (or any successor thereto) and (iii) if the pay-in-kind loans and notes of Rockwood Specialties Consolidated, Inc. have been redeemed or repaid with the proceeds of an equity offering or cash flow generated by us and our subsidiaries.

Rockwood Holdings Redeemable Convertible Preferred Stock

        In connection with the July 2003 debt refinancing, Rockwood Holdings, our ultimate parent company, issued 25,000 shares of redeemable convertible preferred stock to an affiliate of KKR. The redeemable convertible preferred stock accumulates dividends at 15% per year of the sum of (i) $1,000 original issue price per share and (ii) accumulated and unpaid dividends on such share from the original issue date. Holders of the redeemable convertible preferred stock also participate in any dividends paid on the common stock (other than excluded shares, as defined below). The redeemable convertible preferred stock is redeemable by Rockwood Holdings at its option at any time. The redeemable convertible preferred stock is also convertible into Rockwood Holdings' common stock, at the option of the holder, on or after this offering at a conversion price equal to the then current market price, subject to adjustment. When the redeemable convertible preferred stock is redeemed or converted into common stock, the holder will also receive 1% of the aggregate value of Rockwood Holdings' common stock (other than excluded shares) in cash or, in the case of conversion, additional shares of Rockwood Holdings' common stock, subject to adjustment. In addition, upon a change of control of Rockwood Holdings, the holder will be able to require Rockwood Holdings to repurchase the redeemable convertible preferred stock at 101% of the aggregate liquidation preference and accumulated and unpaid dividends plus 1% of the aggregate consideration paid to holders of common stock (other than excluded shares) in the change of control transaction, subject to adjustment. "Excluded shares" mean the shares of common stock issued to affiliates of KKR and DLJMB in connection with the Dynamit Nobel Acquisition, the shares of common stock issued pursuant to the 2004 management equity program and pursuant to employee stock options granted after July 29, 2004 prior to December 31, 2004 and any other shares of common stock issued to DLJMB. Rockwood Holdings intends to redeem the outstanding shares of redeemable convertible preferred stock with a portion of the net proceeds from the initial public offering of the common stock of Rockwood Holdings. As of December 31, 2004 the redemption value of the redeemable convertible preferred stock was $34.3 million.

        Warrants.    In addition, in connection with the issuance of redeemable convertible preferred stock, Rockwood Holdings issued to an affiliate of KKR warrants, exercisable at any time at a specified exercise price, to purchase 28,000 additional shares of common stock of Rockwood Holdings. The warrants expire July 23, 2013.

Rockwood Specialties Consolidated Pay-in-Kind Notes

        In connection with the KKR Acquisition, Rockwood Specialties Consolidated, Inc., one of our parent companies, borrowed $100.0 million under a pay-in-kind, unsecured subordinated loan facility made by Merrill Lynch Capital Corporation. The proceeds of the Rockwood Specialties Consolidated pay-in-kind loans were contributed to us as common equity.

        In February 2001, $70.0 million of the pay-in-kind loans were assigned to Allianz Lebensversicherungs-AG, Stuttgart, or Allianz, and replaced through an exchange with Rockwood Specialties Consolidated for pay-in-kind notes. In November 2003, the remaining $30.0 million of the pay-in-kind loans were assigned to SPCP Group, L.L.C., an affiliate of Silver Point Capital LP. At the closing of the Dynamit Nobel Acquisition, $20.0 million of the pay-in-kind notes issued as interest payment on the initial $70.0 million of the pay-in-kind notes were repaid in cash, and the remaining pay-in-kind notes were exchanged for new €82.6 million aggregate principal amount of pay-in-kind notes bearing pay-in-kind interest at the same rate as the old pay-in-kind notes, which rate equals 15% per year, and have a maturity date of January 31, 2015. Also, there is a prepayment penalty equal to 2% of the accreted value of the pay-in-kind Notes being repaid. The pay-in-kind loans may not be prepaid before November 20, 2005. As of December 31, 2004, the aggregate principal amount of pay-in-kind loans had accreted to $54.4 million, and the aggregate principal amount of new pay-in-kind notes had accreted to €87.8 million ($119.3 million) or a total of $173.7 million.

        The agreements governing the pay-in-kind loans and notes contain various restrictive covenants which limit Rockwood Specialties Consolidated's and its subsidiaries' ability to, among other things, incur indebtedness, pay dividends on, redeem or repurchase its or Rockwood Holdings' capital stock, make investments, create certain liens, sell assets, restrict dividends or other payments to Rockwood Specialties Consolidated, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of its assets.

Stockholders' Agreement with Management of Groupe Novasep SAS

        In connection with the combination of the three business lines of our Custom Synthesis segment with Groupe Novasep SAS, we, our subsidiary Knight Specialite Synthese SAS (which is now renamed Groupe Novasep, but which we refer to below as Knight), and certain members of management of Groupe Novasep SAS entered into a stockholders' agreement, dated as of December 31, 2004.

        Exchange Rights; Call Rights.    The Groupe Novasep SAS management stockholders have the right to convert their shares of common stock of Knight into shares of our common stock in the event of a "change of control" (as defined in the agreement) of Knight pursuant to a formula specified in the agreement which is based on the respective values of Knight's common stock and Rockwood Holdings' common stock. In the event a Groupe Novasep SAS management stockholder does not exchange his or her shares upon a change of control, Knight has a right to buy such management stockholder's shares. In addition, following the occurrence of certain events such as death, disability or termination of the Groupe Novasep SAS manager's employment, subject to the call right described below, each manager has a right to convert his shares of common stock of Knight into shares of Rockwood Holdings' common stock pursuant to a formula specified in the agreement.

        Company Call Right.    Rockwood Holdings has the right to purchase Groupe Novasep SAS management stockholders' shares of common stock of Knight prior to December 31, 2008 in certain circumstances such as death, permanent disability or termination of managers' employment at purchase prices specified in the agreement.

        Registration Rights.    Following December 31, 2007 and prior to either (1) an initial public offering by Knight or (2) the date on which Rockwood Holdings ceases to hold a majority of shares of common stock of Knight, Roger-Marc Nicoud has the right to cause Knight to effect an initial public offering of shares of common stock of Knight if the intended listing price for shares of common stock of Knight would imply a value of Knight that is 2.75 times the "value per share" (as defined in this agreement) of Knight common stock. Each Groupe Novasep SAS manager also has piggyback registration rights under the terms and conditions of the registration rights agreement with respect to any of Rockwood Holdings' shares he acquires pursuant to the agreement.

Board Observers' Agreement

        As part of the issuance of Rockwood Specialties Consolidated's pay-in-kind loans, Merrill Lynch Capital Corporation entered into a board observer's agreement, dated as of November 20, 2000, with Rockwood Specialties Consolidated. Merrill Lynch Capital Corporations rights thereunder were assigned to Allianz, in connection with the purchase by Allianz of $70.0 million initial face value of pay-in-kind loans and to SPCP Group, L.L.C. in connection with SPCP Group, L.L.C.'s purchase of the remaining $30.0 million initial face value of pay-in-kind loans. The agreement provides that at all times that any pay-in-kind loans and notes are outstanding, the holders holding a majority in principal amount of the pay-in-kind loans and notes have the right to appoint one individual who will have the right to participate in meetings of the board of directors of Rockwood Specialties Consolidated. Given that Allianz's pay-in-kind notes will be redeemed immediately upon the closing of the initial public offering of Rockwood Holdings, Inc, our ultimate parent, pursuant to the agreement, SPCP Group, L.L.C. will retain observer rights until November 20, 2005 when its pay-in-kind loans will be repaid.

Item 14. Principal Accountant Fees and Services

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

        The following table summarizes aggregate fees billed to us by Deloitte for the fiscal years below, calculated in part based on amounts billed through March 31, 2005, with the following notes explaining the services underlying the table captions:

(millions)	2004	2003
Audit fees	$6.0	$2.6
Audit-related fees	8.0	0.4
Tax fees	1.6	1.0
All other fees	0.2	0.1

Total	$15.8	$4.1

        The Audit-related fees includes services for:

  •
  Due diligence related to potential and consummated mergers, acquisitions, and dispositions, including the Dynamit Nobel Acquisition;

  •
  Sarbanes-Oxley Act, Section 404 advisory services; and

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

  •
  Assistance with tax planning and compliance regarding our agreement with the Seller including tax indemnification matters; and

  •
  Intra-group financing and dividends.

        All other fees include services for human capital advisory services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

        List of documents filed as part of this report:

		Page
1.	Financial Statements

	Financial Statements:
	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	111
	Consolidated Balance Sheets as of December 31, 2004 and 2003	112
	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	113
	Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2004, 2003 and 2002	114
	Notes to Consolidated Financial Statements	115

2.	Financial Statement Schedules:

	None

3.	Exhibits:

Exhibit No.		Description of Exhibit
2.1	(A)	Business and Share Sale and Purchase Agreement, dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
2.2	(B)	Sale and Purchase Agreement dated April 19, 2004 among mg technologies ag and MG North America Holdings Inc., as Sellers and other parties named as purchasers therein.
3.1	(A)	Amended and Restated Certificate of Incorporation of Rockwood Specialties Group, Inc., as amended
3.2	(A)	By-Laws of Rockwood Specialties Group, Inc.
4.1	(A)	Indenture dated as of July 23, 2003 among Rockwood Specialties Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee
4.2	(J)	Supplemental Indenture, dated as of July 31, 2004, among Rockwood Specialties Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee
4.3	(C)	Indenture, dated as of November 10, 2004, among Rockwood Specialties Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee
10.1	(D)
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

10.2	(A)
Form of Security Agreement dated as of July 23, 2003 among Rockwood Specialties International, Inc., Rockwood Specialties Group, Inc. as US Borrower and each of the Subsidiaries of the US Borrower as listed in the Agreement and JPMorgan Chase Bank as Administrative Agent for the Lenders party to the Credit Agreement dated as of July 23, 2003
10.3	(A)
Form of Pledge Agreement dated as of July 23, 2003 among Rockwood Specialties International, Inc., Rockwood Specialties Group, Inc. as US Borrower and each of the Subsidiaries of the US Borrower as listed in the Agreement and JPMorgan Chase Bank as Administrative Agent for the Lenders party to the Credit Agreement dated as of July 23, 2003
10.4	(A)
Form of Guarantee dated as of July 23, 2003 among Rockwood Specialties International, Inc., Rockwood Specialties Group, Inc. as US Borrower and each of the Subsidiaries of the US Borrower as listed in the Agreement and JPMorgan Chase Bank as Administrative Agent for the Lenders party to the Credit Agreement dated as of July 23, 2003
10.5	(A)	Deed of Tax Covenant dated November 20, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.6	(A)	Environmental Deed dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.7	(A)	Form of Management Stockholder's Agreement, dated as of February 2, 2001, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.8	(A)
Form of Sale Participation Agreement, dated as of February 2, 2001, among Rockwood Holdings, Inc., each Management Stockholder party to the Management Stockholders' Agreement, dated as of Feburary 2, 2001, KKR Partners II L.P and KKR 1996 Fund L.P
10.9	(A)	Form of Pledge Agreement in favor of Rockwood Specialties, Inc. made by an executive officer in connection with management equity participation
10.10	(A)	Form of Promissory Note made by an executive officer in connection with management equity participation
10.11	(D)	Amended and Restated 2003 Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries
10.12	(A)	Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.13	(A)	Employment Agreement dated as of March 21, 2001 between Rockwood Specialties, Inc. and Robert J. Zatta
10.14	(A)	Employment Agreement dated as of October 14, 1994 and amended as of August 26, 1999 between Laporte Inc. and Thomas J. Riordan
10.15	(A)	Profit-Sharing/401(K) Plan for Employees of Rockwood Specialties, Inc.
10.16	(A)	The Rockwood Specialties, Inc. Money Purchase Pension Plan
10.17	(A)	Supplementary Savings Plan of Laporte Inc.

10.18	(A)	Rockwood Specialties, Inc. Deferred Compensation Plan
10.19	(A)	Lease Agreement dated as of June 25, 2002 between ADVA 15 (GA) LLC and Advantis Technologies, Inc.
10.20	(A)	Lease Agreement dated as of August 9, 2000 between The Second Industrial Partnership Limited and Micro Image Technology Limited
10.21	(A)	Lease Agreement dated as of August 1, 2002 between N. Dennis Berg Revocable Living Trust and the Richard and Elizabeth Berg Family Trust and Exsil, Inc.
10.22	(A)
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
10.23	(E)
Credit Agreement, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., Rockwood Specialties Limited, Rockwood Specialties International, Inc., the lenders party thereto, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative agent and Collateral agent, and UBS Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents
10.24	(F)
First Amendment, dated as of October 8, 2004, to the Credit Agreement, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., Rockwood Specialties Limited, Rockwood Specialties International, Inc., the lenders party thereto, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative agent and Collateral agent, and UBS Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents
10.25	(G)
Second Amendment, dated as of December 10, 2004, to the Credit Agreement, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., Rockwood Specialties Limited, Rockwood Specialties International, Inc., the lenders party thereto, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative agent and Collateral agent, and UBS Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents
10.26	(E)
Security Agreement, dated as of July 30, 2004, among Rockwood Specialties International, Inc., Rockwood Specialties Group, Inc., as US Borrower, the Subsidiaries of the U.S. Borrower named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative agent
10.27	(E)
Pledge Agreement, dated as of July 30, 2004, among Rockwood Specialties International, Inc., Rockwood Specialties Group, Inc., as U.S. Borrower, the Subsidiaries of the U.S. Borrower named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative agent
10.28	(E)
Guarantee, dated as of July 30, 2004, among Rockwood Specialties International, Inc., Rockwood Specialties Group, Inc., as U.S. Borrower, the Subsidiaries of the U.S. Borrower named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative agent

10.29	(E)
Guarantee, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., the Subsidiaries of Rockwood Specialties Limited named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative agent
10.30	(E)
Senior Subordinated Loan Agreement, dated as of July 30, 2004, among Rockwood Specialties Group, Inc., the lenders party thereto, Credit Suisse First Boston, acting through its Cayman Islands Branch, UBS Securities LLC and Goldman Sachs Credit Partners L.P., as Lead Arrangers, Credit Suisse First Boston, acting through its Cayman Islands Branch, as Administrative Agent, Goldman Sachs Credit Partners L.P., as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent
10.31	(E)
Guarantee, dated as of July 30, 2004, among the Subsidiaries of Rockwood Specialties Group, Inc. named therein and Credit Suisse First Boston, acting through its Cayman Islands Branch, UBS Securities LLC and Goldman Sachs Credit Partners L.P. and UBS AG, Stamford Branch, as Agents
10.32	(J)	Form of Management Stockholder's Agreement, dated as of November 30, 2004 between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.33	(J)	Form of Amended and Restated Management Stockholder's Agreement, dated as of October , 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.34	(J)
Form of Sale Participation Agreement, dated as of November 30, 2004, among KKR 1996 Fund L.P., KKR Partners II L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P. and KKR European Fund, Limited Partnership and each Management Stockholder (as defined therein)
10.35	(J)	Form of Amended and Restated Sale Participation Agreement, dated as of October , 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.36	(H)	Amended and Restated Management Stockholder's Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifollah Ghasemi
10.37	(H)
Amended and Restated Sale Participation Agreement, dated as of September 24, 2004, among Seifollah Ghasemi, KKR 1996 Fund L.P., KKR Partners II, L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P. and KKR European Fund, Limited Partnership
10.38	(H)
Time Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifollah Ghasemi (included as Exhibit A to the Second Amendment to the Employment Agreement listed as Exhibit 10.36 herewith)
10.39	*
Time/Performance Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifollah Ghasemi (included as Exhibit B to the Second Amendment to the Employment Agreement listed as Exhibit 10.52 herewith)
10.40	(I)	Amended and Restated Management Stockholder's Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.41	(I)	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.42	(I)	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta

10.43	(I)	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.44	(J)	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.45	(I)	Amended and Restated Management Stockholder's Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.46	(I)	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.47	(I)	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.48	(I)	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.49	(J)	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.50	(J)	First Amendment to Amended and Restated 2003 Stock Purchase and Option Plan for Rockwood Holdings, Inc.
10.51	(H)	First Amendment, dated as of August 9, 2004, to the Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.52	*	Second Amendment, dated as of September 24, 2004, to the Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.53	(I)	Amendment, dated as of October 19, 2004, to the Employment Agreement, dated as of March 21, 2001 between Rockwood Specialties, Inc. and Robert J. Zatta
21.1	*	List of Subsidiaries
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(A)
Incorporated by reference to the Registration Statement (File No. 333-109686) on Form S-4 of the Registrant filed on October 14, 2003.

(B)
Incorporated by reference to the Current Report on Form 8-K of the Registrant filed on May 4, 2004.

(C)
Incorporated by reference to the Current Report on Form 8-K of the Registrant filed on November 12, 2004.

(D)
Incorporated by reference to Amendment No. 1 to Registration Statement (File No. 333-109686) on Form S-4 of the Registrant filed on December 18, 2003.

(E)
Incorporated by reference to the Current Report on Form 8-K of the Registrant filed on August 4, 2004.

(F)
Incorporated by reference to the Current Report on Form 8-K of the Registrant filed on October 12, 2004.

(G)
Incorporated by reference to the Current Report on Form 8-K of the Registrant filed on December 14, 2004.

(H)
Incorporated by reference to the Current Report on Form 8-K of the Registrant filed on September 30, 2004.

(I)
Incorporated by reference to the Current Report on Form 8-K of the Registrant filed on October 19, 2004.

(J)
Incorporated by reference to the Registration Statement on Form S-1 of Rockwood Holdings, Inc. filed on February 11, 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD SPECIALTIES GROUP, INC.
By:	/s/ SEIFI GHASEMI
Seifi Ghasemi Chairman of the Board and Chief Executive Officer Date: April 29, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Name	Title	Date
/s/ SEIFI GHASEMI By: Seifi Ghasemi	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	Date: April 29, 2005
/s/ ROBERT J. ZATTA By: Robert J. Zatta	Senior Vice President and Chief Financial Officer and Director (Principal Financial Officer)	Date: April 29, 2005
/s/ JAMES T. SULLIVAN By: James T. Sullivan	Corporate Controller (Principal Accounting Officer)	Date: April 29, 2005
/s/ THOMAS J. RIORDAN By: Thomas J. Riordan	Senior Vice President Law and Administration and Director	Date: April 29, 2005

QuickLinks

TABLE OF CONTENTS FORM 10-K
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in millions, except per share amounts)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF OPERATIONS YEAR ENDED DECEMBER 31, 2004 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF OPERATIONS YEAR ENDED DECEMBER 31, 2003 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF OPERATIONS YEAR ENDED DECEMBER 31, 2002 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING BALANCE SHEET DECEMBER 31, 2004 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING BALANCE SHEET DECEMBER 31, 2003 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2004 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2003 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2002 (Dollars in millions)
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES