Form 10-K/A
period 2004-12-31
ROCKWOOD SPECIALTIES GROUP INC
filed 2005-05-13
CIK 1261302

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

        We are amending our Form 10-K to:

  a)
  revise the determination of unaudited pro forma net loss disclosed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Pro Forma Net Sales, Net Income (Loss) and Adjusted EBITDA" and Item 8. "Financial Statements and Supplementary Data—Note 2—Acquisitions—Dynamit Nobel". Specifically, we have excluded an adjustment to the historical results of operations which had eliminated the charge to cost of products sold for the fair value adjustment assigned to inventory included in the acquisition of Dynamit Nobel and the pigments and dispersions business of Johnson Matthey. This revision has increased Item 7 previously reported Pro Forma Net Loss for the year ended December 31, 2004 by $39.7 million to $127.3 million and Item 8 previously reported unaudited Pro Forma Net Loss for the year ended December 31, 2004 by $39.1 million to $138.1 million,

  b)
  correct an immaterial error in the determination of the fair value of deferred income and restructuring reserves for the former corporate offices of Dynamit Nobel as part of purchase accounting. This correction had the following impact to Item 8. "Financial Statements and Supplementary Data—Rockwood Specialties Group, Inc. and Subsidiaries Consolidated Balance Sheet": Accrued expenses and other current liabilities decreased $13.0 million, Restructuring liability decreased $3.0 million, Goodwill decreased $10.0 million and Deferred income tax asset decreased $6.0 million. See further discussion at Item 8. "Financial Statements and Supplementary Data—Note 2—Acquisitions—Dynamit Nobel," and

  c)
  revise additional items in Item 1. "Business," Item 6, "Selected Financial Data," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 8. "Financial Statements and Supplementary Data," Item 11. "Executive Compensation," Item 12. "Security Ownership of Certain Beneficial Owners and Management" and Item 13. "Certain Relationships and Related Transactions".

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

        In September 2004, we acquired the assets of the pigments and dispersions business of Johnson Matthey Plc., which included facilities located in Kidsgrove and Sudbury, U.K., and Braeside, Australia for approximately $47.1 million. The pigments and dispersions business produces transparent iron oxide pigments and dispersions, color concentrates and complex inorganic color pigments used in the surface and wood coatings, plastics, building materials and print ink markets. In addition, we acquired the assets of Hamburger Color Company Inc., a producer of liquid pigments, which included a facility in King of Prussia, Pennsylvania.

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

        As a result of the combination, we own approximately 79% of the combined company (now renamed Groupe Novasep) and the company's management owns the remaining approximately 21%. We believe this combination strengthens this segment by joining together Groupe Novasep SAS proprietary separation technologies with our capabilities of developing and manufacturing advanced intermediates and active ingredients for the pharmaceutical and performance chemical industries. We believe the capabilities of new Groupe Novasep will enhance our ability to meet our customers' demands for higher purity levels, cost efficient solutions, strict regulatory and operational controls, and shorter times to market.

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

  Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology, past experience and, in some instances where the remediation costs are being paid directly by our insurers, insurance recoveries, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, we have accrued approximately $51.9 million and $6.5 million for known environmental liabilities as of December 31, 2004 and 2003, respectively, all of which are classified as other non-current liabilities on our consolidated balance sheets for such periods. Included in the $51.9 million as of December 31, 2004 is $8.8 million that is discounted using 5.0% discount rate (undiscounted amount equals $13.5 million), and $3.3 million that is discounted using 5.5% discount rate (undiscounted amount equals $5.2 million). In certain cases, our remediation liabilities are payable over periods of up to 30 years.

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

        In addition, the discovery of contamination arising from historical industrial operations at some of our former and present properties has exposed us, and in the future may continue to expose us, to cleanup obligations and other damages. For example, soil and groundwater contamination is known to exist at several of our facilities, including some that we acquired in the Dynamit Nobel Acquisition. Under the sale and purchase agreement, mg technologies ag is required to indemnify us for certain environmental matters, subject to certain limitations. We currently have approximately $45.1 million in reserves for estimated liabilities related to environmental matters in connection with the Dynamit Nobel Acquisition. However, mg technologies ag may not adhere to its indemnity obligations to us and the indemnity may not adequately cover any related environmental matters, and we may have to institute proceedings to pursue recovery for such matters. Such legal proceedings may be costly and may require a substantial amount of management attention. See Item 1—Business—Safety, Health and Environmental Matters.

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

        Affiliates of KKR and DLJMB beneficially own, indirectly 89.3% of Rockwood Holdings' common stock on a fully-diluted basis. In addition, representatives of KKR and DLJMB occupy a majority of the seats on Rockwood Holdings' board of directors. As a result, affiliates of KKR and DLJMB have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of the board of directors or the stockholders regardless of whether or not other members of the board of directors or stockholders believe that any such transactions are in their own best interests. For example, affiliates of KKR and DLJMB could cause us to sell revenue-generating assets, which could impair our long-term ability to declare dividends or grow our business. Additionally, KKR and DLJMB are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as affiliates of KKR and DLJMB continue to hold a majority of Rockwood Holdings' outstanding common stock, they will be entitled to nominate a majority of Rockwood Holdings' board of directors, and will have the ability to control the vote in any election of directors. See Item 12—Security Ownership of Certain Beneficial Owners and Management—Beneficial Ownership and Item 13—Certain Relationships and Related Transactions—Agreements with KKR, DLJMB and/or Management.

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

        We have identified weaknesses in internal controls within the financial reporting process mainly due to our dependence on external resources for data accumulation and analyses related to income taxes and pensions. In addition, we have idendified other areas of internal controls that may need improvement, such as internal controls related to the segregation of duties at certain smaller locations, system access and user security profiles, formal financial reporting, operating policies and procedures and in each case particularly with respect to newly acquired businesses. As we are still in the evaluation process, we may identify conditions that may be categorized as significant deficiencies or material weaknesses in the future.

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

PART II

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

	Successor or Rockwood						Predecessor
						Period from November 21, 2000 through December 31, 2000	Period from January 1, 2000 through November 20, 2000
	Year Ended December 31,
(millions)
	2004	2003	2002	2001	2000(1)
Statement of operations data:
Net sales:
Performance Additives(2)	$630.9	$477.3	$443.8	$418.4	$452.6	$42.5	$410.1
Specialty Compounds	200.4	176.4	168.8	171.7	208.0	19.8	188.2
Electronics	168.1	143.6	147.3	152.5	174.2	20.2	154.0
Specialty Chemicals	321.1	—	—	—	—	—	—
Titanium Dioxide Pigments	175.7	—	—	—	—	—	—
Advanced Ceramics	146.3	—	—	—	—	—	—
Groupe Novasep	101.0	—	—	—	—	—	—

Total net sales	1,743.5	797.3	759.9	742.6	834.8	82.5	752.3

Cost of products sold	1,267.6	581.4	542.5	546.5	604.1	69.7	534.4

Total gross profit	475.9	215.9	217.4	196.1	230.7	12.8	217.9

Selling, general and administrative expenses	327.7	118.0	112.9	147.5	171.2	21.8	149.4
Impairment charges(3)	11.0	35.0	50.0	—	—	—	—
Restructuring charges(4)	1.1	1.8	1.2	9.2	3.9	—	3.9

Operating income (loss)	136.1	61.1	53.3	39.4	55.6	(9.0)	64.6
Other income (expenses):
Interest expense, net(5)	(127.7)	(85.8)	(88.2)	(89.3)	(56.3)	(10.9)	(45.4)
Foreign exchange (loss) gain(6)	(113.2)	(18.5)	(24.6)	9.6	(19.3)	(16.7)	(2.6)
Refinancing expenses(7)	(26.1)	(38.3)	—	—	—	—	—
Gain on sale of investment(8)	—	—	—	—	1.0	—	1.0
Loss on receivables sold	—	—	(1.2)	(1.2)	—	—	—
Stamp duty tax and other(9)	(4.3)	—	—	—	—	—	—

(Loss) income before taxes	(135.2)	(81.5)	(60.7)	(41.5)	(19.0)	(36.6)	17.6
Income tax provision (benefit)	13.0	(9.5)	(5.5)	0.6	5.1	(4.8)	9.9

Net (loss) income	$(148.2)	$(72.0)	$(55.2)	$(42.1)	$(24.1)	$(31.8)	$7.7

Cash flow data:
Net cash provided by (used in) operating activities	$179.6	$45.7	$(3.4)	$113.5	$48.4	$(0.5)	$48.9
Net cash (used in) provided by investing activities	(2,249.9)	(48.5)	(30.4)	(31.6)	(1,171.5)	(1,181.4)	9.9
Net cash provided by (used in) financing activities	2,133.4	(1.2)	(19.1)	(33.6)	1,103.0	1,207.2	(104.2)
Effect of exchange rate changes on cash	5.6	3.8	2.6	0.1	8.1	19.5	(11.4)

Net increase (decrease) in cash and cash equivalents	$68.7	$(0.2)	$(50.3)	$48.4	$(12.0)	$44.8	$(56.8)

	Successor or Rockwood						Predecessor
						Period from November 21, 2000 through December 31, 2000	Period from January 1, 2000 through November 20, 2000
	Year Ended December 31,
(millions)
	2004	2003	2002	2001	2000(1)
Other data:
Depreciation and amortization	$115.2	$52.4	$46.3	$74.7	$72.2	$10.6	$61.6
Capital expenditures	112.8	34.3	36.0	34.5	51.4	6.4	45.0
EBITDA(10)	107.7	56.7	73.8	122.5	109.5	(15.1)	124.6
Non-cash charges and gains included in EBITDA(11)	149.3	90.4	74.6	(9.6)	19.3	16.7	2.6
Other special charges and gains included in EBITDA(12)	75.4	2.4	2.1	27.5	34.4	13.0	21.4
	As of December 31,
(millions)
	2004	2003	2002	2001	2000
Balance sheet data:
Cash and cash equivalents	$111.4	$42.7	$42.9	$93.2	$44.8
Working capital	496.2	104.2	67.6	69.3	144.4
Property, plant and equipment, net	1,580.9	418.6	407.0	391.2	407.5
Total assets	5,416.8	1,433.0	1,407.0	1,410.8	1,513.4
Total long-term debt, including current portion	3,124.1	833.0	876.2	854.9	891.6
Shareholders' equity	905.0	353.6	278.2	298.2	356.7

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

  •
  The continued growth in demand in certain North American end-use markets, such as construction, contributed to an increase in sales, specifically in our Color Pigments and Services and Timber Treatment Chemicals businesses. In particular, a continuing trend towards the increased use of colored concrete products in the North American construction market has had a positive effect on our Color Pigments and Services business line. Timber Treatment Chemicals also benefited from high levels of activity in home improvement areas, although growth in demand for treated wood has been impacted by the increasing use of wood substitutes and poor weather during the first quarter of 2005 in many regions.

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

  •
  Raw material costs have increased in general in the Performance Additives segment in 2004 and continue to trend upward currently, particularly in the Timber Treatment Chemicals and Color Pigments and Services businesses. Increased raw material costs for copper and mono-ethanolamine, primary components in the ACQ production process, are expected to continue to increase in the near future. The ability to pass on some or all of these increases is uncertain.

  Specialty Compounds

  •
  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. A sustained downturn in the telecommunications market and related sectors caused a significant decline in the volume of our products sold during the first half of 2002. Sales of these products have been relatively stable in 2003 and the first half of 2004 with demand improving moderately in the second half of 2004 and continued moderate gains in the first quarter of 2005.

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

  •
  Raw material costs have increased in the Specialty Compounds segment during 2004 and continue to trend upward in 2005. This is particularly true with respect to PVC resin and plasticizers, primary components in the production of wire and cable products. Also, the price of ammonium octamolybdate, another key raw material used in the production of wire and cable products, has increased in 2005 and we expect this trend to continue. The ability to pass on some or all of these increases is uncertain.

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

  •
  Demand for our lithium products in the Fine Chemical business line of our Specialty Chemicals segment is generally driven in part by demand of lithium carbonate in industrial applications, the aluminum business, battery products and higher general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Market conditions for lithium products in the industries served have been stable in 2003 and 2004. Through the first quarter of 2005, we have experienced price increases related to a key raw material used in producing metal sulfides.

  •
  Pricing for lithium products is very competitive, particularly in the butyllithium market.

  Titanium Dioxide Pigments

  •
  Demand for our titanium dioxide products in anatase form is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile form and our functional additives is driven by demand in the coatings, paper and plastics industries. Volumes sold of our titanium dioxide products in anatase form increased from mid-2002 through 2004. In contrast, volumes sold of our titanium dioxide products in rutile form decreased during 2002 due to continued weak global conditions and remained flat in 2003 and 2004. We have experienced a decrease in volume in our titanium dioxide business line in early 2005 due, in part, to the lower cost of cotton, which has negatively affected demand for synthetic fibers and in turn our products. In addition, a significant portion of our sales generated in Asia are denominated in euro and, the strengthening of the euro may negatively impact our net sales in this region in 2005 by either resulting in pricing pressure or loss of customers.

  •
  Although price levels of titanium dioxide products in anatase form remained relatively stable globally in 2003, during 2004 we experienced pricing pressure in Europe from global suppliers and in Asia from Chinese suppliers during 2004. Although price levels of titanium products in rutile form gradually increased in 2003, we experienced pricing pressures during 2004.

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

  •
  Beginning in 2003, the markets for our electronic products stabilized, although we experienced less demand as a result of the shift in the market focus to Asia. We have experienced some pricing pressure in our electronic products business in early 2005. Similarly, sales of ceramic products for use in cutting tool products and mechanical applications have been negatively impacted by strong pricing pressure from Asian competitors in 2003 and 2004. We also experienced lower market growth as these applications are for more mature industries.

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

Income Taxes

        As of December 31, 2004, we have global tax loss carryforwards (excluding state and local amounts) of approximately $393.2 million, of which $190.8 million expire in years 2005 through 2024 and $202.4 million have no current expiration date. For financial reporting purposes, a valuation allowance has been recognized to reduce the deferred tax assets related to certain tax loss carryforwards for which it is more likely than not that the related tax benefits will not be realized. Our net deferred tax assets include certain amounts of tax loss carryforwards as well as certain tax deductible temporary differences which we believe are realizable through a combination of future taxable income, reversal of deferred tax liabilities and anticipated tax planning strategies. Failure to achieve future taxable income might affect the ultimate realization of any remaining recorded net deferred tax assets. In addition, a significant issuance of our common stock or a significant shift in ownership of our currently outstanding common stock may result in an ownership change under the Internal Revenue Code of 1986, as amended, that may subject our federal net operating loss carryforwards to an annual usage limitation, which could limit our ability to use our federal net operating loss carryforwards to offset our post-ownership-change taxable income.

Acquisitions

        Since February 2002, pursuant to our business strategy of achieving profitable growth through selective acquisitions, we have acquired seven businesses at purchase prices ranging from approximately $3.0 million (a Canadian color pigments asset acquisition by our Performance Additives segment) to $2,274.0 million (the four businesses of Dynamit Nobel); and combined the three business lines of our Custom Synthesis segment (now known as our Groupe Novasep segment) with the businesses of Groupe Novasep SAS.

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

        The allocation of purchase price to the identifiable assets acquired is complete, except that the purchase price is subject to possible post-closing adjustments, including adjustments related to Closing Net Financial Debt and Closing Working Capital (as each term is defined in the Sale and Purchase Agreement dated April 19, 2004). mg technologies ag has notified us of several adjustments which would result in our paying an additional €31.5 million; however, we have notified mg technologies ag of counterclaims in the aggregate of €34.7 million. We believe the potential future consideration due to mg technologies ag ranges from $0 to $30.0 million. We expect to finalize this matter within the next 12 months. Finalization of this amount may change the recorded amount of goodwill, net of tax, as applicable.

        The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill and this indefinite-lived asset is subject to annual impairment review. Goodwill in the transaction totaled $931.6 million at December 31, 2004. This represents a $19.1 million increase to goodwill from the initial allocation of the purchase price contained in our September 30, 2004 balance sheet and was primarily due to refinement and reallocation of identifiable asset valuation estimates by the independent appraiser and the recognition of additional liabilities for which management was seeking additional information and did not have sufficient information to record as of September 30, 2004.

        In September 2004, one of our subsidiaries acquired the pigments and dispersions business of Johnson Matthey Plc. and in connection therewith borrowed €41.9 million (or $50.4 million based on the September 27, 2004 exchange rate of €1.00=$1.2029) under a term loan of the senior secured credit facilities.

        In December 2004, we completed a combination of the three business lines of our Custom Synthesis segment (now known as our Groupe Novasep segment) with Groupe Novasep SAS. Pursuant to this transaction, one of our subsidiaries acquired 69.4% of the stock of Groupe Novasep SAS from outside investors and Groupe Novasep SAS management for a total purchase price of approximately $148.2 million, including assumed debt of $48.6 million; cash acquired of $14.6 million and exchange of the remaining 30.6% of the stock of Groupe Novasep SAS for stock in our acquiring subsidiary, valued at $39.7 million. As a result of the combination, we own approximately 79% of the combined new Groupe Novasep. We believe this combination strengthens this segment by joining together Groupe Novasep SAS' proprietary separation technologies with our capabilities of developing and manufacturing advanced intermediates and active ingredients for the pharmaceutical and performance chemical industries, which we expect will position us better in this highly competitive market.

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

Pro Forma Net Sales, Net Income (Loss) and Adjusted EBITDA

        Our company has changed significantly since the Dynamit Nobel Acquisition. Our historical results of operations on an actual basis for 2004, presented immediately prior to this pro forma information, include only the results of operations for the four segments acquired as part of the Dynamit Nobel Acquisition since the consummation date of July 31, 2004 in accordance with accounting principles generally accepted in the United States, which we refer to as U.S. GAAP in this report. As such, we believe the following supplemental unaudited pro forma information is helpful in highlighting trends by segment and on a consolidated basis. The following supplemental unaudited pro forma net sales, net income (loss) and Adjusted EBITDA is prepared on a pro forma basis as if the Dynamit Nobel Acquisition, the pigments and dispersions acquisition and the Groupe Novasep combination had occurred at January 1, 2004. The following supplemental unaudited pro forma information is provided for informational purposes only and is not intended to be indicative of the results that would have actually been attained had the Dynamit Nobel Acquisition, the pigments and dispersions acquisition and the Groupe Novasep combination occurred as of January 1, 2004 or that may be attained in the future. The supplemental unaudited pro forma information has been prepared based upon currently available information and assumptions that we believe are reasonable. Such currently available information and assumptions may prove to be inaccurate over time.

        The following table presents net sales, net income (loss) and Adjusted EBITDA for the year ended December 31, 2004 on a pro forma basis:

(millions)	Pro Forma Net Sales	Pro Forma Net Income (Loss)	Pro Forma Adjusted EBITDA
Year Ended December 31, 2004:
Performance Additives	$674.8	$84.2	$154.9
Specialty Compounds	200.4	12.2	28.8
Electronics	168.1	(6.7)	28.9
Specialty Chemicals	759.6	0.3	141.4
Titanium Dioxide Pigments	422.0	7.3	84.6
Advanced Ceramics	349.5	(13.8)	80.3
Groupe Novasep	338.6	(5.8)	61.1
Corporate	—	(205.0)	(40.1)

Total	$2,913.0	$(127.3)	$539.9

See the reconciliation of pro forma net income (loss) to pro forma Adjusted EBITDA following this section.

        We revised the determination of pro forma net loss in the table above. Specifically, we have excluded an adjustment to the historical results of operations which had eliminated the charge to cost of products sold for the fair value adjustment assigned to inventory included in the acquisition of Dynamit Nobel and the pigments and dispersions business of Johnson Matthey. This revision has increased pro forma net loss previously reported for the year ended December 31, 2004 by $61.1 million, less the tax effect of $21.4 million, for a net increase of $39.7 million, decreased pro forma net income in the Performance Additives segment by $0.7 million net of tax effect, decreased pro forma net income in the Specialty Chemicals segment by $16.5 million net of tax effect, decreased pro forma net income in the Titanium Dixoide Pigments segment by $4.3 million net of tax effect, increased pro forma net loss in the Advanced Ceramics segment by $13.5 million net of tax effect and increased pro forma net loss in the Groupe Novasep segment by $4.7 million net of tax effect.

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

Pro Forma Net Income (Loss)

        Net loss on a pro forma basis was $127.3 million in 2004. This amount included $84.2 million pro forma net income in the Performance Additives segment, $12.2 million pro forma net income in the Specialty Compounds segment, $6.7 million pro forma net loss in the Electronics segment, $0.3 million pro forma net income in the Specialty Chemicals segment, $7.3 million pro forma net income in the Titanium Dioxide Pigments segment, $13.8 million pro forma net loss in the Advanced Ceramics segment and $5.8 million pro forma net loss in the Groupe Novasep segment. Also included in Adjusted EBITDA on a pro forma basis in 2004 were losses at Corporate of $205.0 million.

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

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate	Consolidated
Year Ended December 31, 2004
Net income (loss)	$84.2	$12.2	$(6.7)	$0.3	$7.3	$(13.8)	$(5.8)	$(205.0)	$(127.3)
Income tax (benefit) provision	4.4	8.6	(4.6)	29.7	11.2	14.4	23.3	(42.9)	44.1
Interest expense, net	30.0	(0.5)	6.6	47.9	30.9	32.7	10.8	60.2	218.6
Depreciation and amortization	34.2	7.7	20.8	38.1	28.4	25.5	24.1	1.0	179.8
Impairment charges	—	—	11.0	—	—	—	—	—	11.0
Restructuring and related charges	0.5	0.3	—	0.3	—	—	—	—	1.1
Systems/organization establishment expenses	0.2	—	0.2	0.1	—	—	—	4.3	4.8
Investor write-up reversal	1.0	—	—	25.4	6.6	20.8	7.3	—	61.1
Acquisition and disposal costs	—	—	0.2	—	—	—	—	0.3	0.5
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0
Loss from disposed businesses	—	—	—	—	—	—	0.8	—	0.8
Refinancing expenses	0.4	0.2	0.1	—	—	—	—	25.4	26.1
Foreign exchange loss (gain)	0.3	—	1.4	(0.9)	—	—	0.2	112.2	113.2
Other	(0.3)	0.3	(0.1)	0.5	0.2	0.7	0.4	0.4	2.1

Total Adjusted EBITDA(a)	$154.9	$28.8	$28.9	$141.4	$84.6	$80.3	$61.1	$(40.1)	$539.9

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

Contractual Obligations

        The following table details Rockwood's fixed contractual cash obligations as of December 31, 2004:

(millions)	Total	Less than 1 year	2-3 Years	4-5 Years	After 5 years
Debt, including current portion(1)	$4,540.6	$236.9	$524.4	$541.7	$3,237.6
Operating leases	74.7	22.0	24.1	10.8	17.8
Purchase obligations(2)	227.6	124.6	102.3	0.7	—

Total(3)(4)	$4,842.9	$383.5	$650.8	$553.2	$3,255.4

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

        2011 notes and 2014 notes.    The Company's 2011 notes have an aggregate principal amount of $375.0 million, and mature on May 15, 2011 and the 2014 notes have an aggregate principal amount of €375.0 million (or approximately $509.7 million) in the case of the euro notes and $200.0 million in the case of the dollar notes, and mature on November 15, 2014. Interest on both the 2011 notes and 2014 notes are payable semi-annually on May 15 and November 15. Interest on the 2011 notes accrues at the rate of 10.625% per year, and interest on the 2014 notes accrues at the rate of 7.625% in the case of euro notes and 7.500% in the case of dollar notes. Certain of our domestic subsidiaries guarantee the 2011 notes and 2014 notes on a senior subordinated unsecured basis.

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

  Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology, past experience and, in some instances where the remediation costs are being paid directly by our insurers, insurance recoveries, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, we have accrued approximately $51.9 million and $6.5 million for known environmental liabilities as of December 31, 2004 and 2003, respectively, all of which are classified as other non-current liabilities on our consolidated balance sheets for such periods. Included in the $51.9 million as of December 31, 2004 is $8.8 million that is discounted using 5.0% discount rate (undiscounted amount equals $13.5 million), and $3.3 million that is discounted using 5.5% discount rate (undiscounted amount equals $5.2 million). In certain cases, our remediation liabilities are payable over periods of up to 30 years.

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

        Some of our business combinations have complex terms that may result in conflicting claims between buyer and seller concerning the purchase price itself. Management is required to assess the probability and amount (or range of amounts) of such claims, and, where possible, determine the most likely amount due. For example, in the Dynamit Nobel Acquisition, management is currently aware of several claims which could result in an increased purchase price and has estimated a range from $0 to approximately $30.0 million possibly due for such claims, which we expect to finalize within the next 12 months.

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

        We have estimated and established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. On a consolidated basis, we have accrued approximately $51.9 million for known environmental liabilities as of December 31, 2004. Included in the $51.9 million as of December 31, 2004 is $8.8 million that is discounted using 5.0% discount rate (undiscounted amount equals $13.5 million), and $3.3 million that is discounted using 5.5% discount rate (undiscounted amount equals $5.2 million). Some of these liabilities were assumed as part of business combinations, others resulted from charges to operations when the underlying costs were probable and could be reasonably estimated. Given that these obligations may be paid/relieved over extended time periods (30 years in some cases), charges or credits to operations may be required as information is gathered and estimates refined.

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

        For example, we had a headcount restructuring program, initiated in late 2001, with an original estimated charge to operations of $6.6 million. In 2002, after many of the specific restructuring actions took place, we took an additional charge of $1.3 million to refine our estimate. Similarly, we have accrued liabilities of $33.7 million to cover restructuring liabilities for employee severance and facility closure costs in connection with the Dynamit Nobel Acquisition. Although under the rules of purchase accounting, this is not charged to operations, in the event that our estimates of such costs are too low, an additional charge to operations would be required.

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

/s/ DELOITTE & TOUCHE LLP Parsippany, New Jersey April 29, 2005 (except for the effects of the last two paragraphs of the Dynamit Nobel section of Note 2 as to which the date is May 13, 2005)

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111.4	$42.7
Accounts receivable, net	500.9	138.3
Inventories	476.9	87.8
Deferred income taxes	32.5	2.8
Prepaid expenses and other current assets	112.0	12.5

Total current assets	1,233.7	284.1
PROPERTY, PLANT AND EQUIPMENT, net	1,580.9	418.6
GOODWILL	1,826.8	683.9
OTHER INTANGIBLE ASSETS, net	655.3	25.7
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $6.2 and $0.8, respectively	73.8	14.0
OTHER ASSETS	46.3	6.7

TOTAL ASSETS	$5,416.8	$1,433.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$326.1	$98.6
Income taxes payable	19.4	12.0
Accrued compensation	84.5	10.6
Restructuring liability	35.1	1.2
Accrued expenses and other current liabilities	225.2	48.4
Long-term debt, current portion	47.2	9.1

Total current liabilities	737.5	179.9
LONG-TERM DEBT	3,076.9	823.9
PENSION AND RELATED LIABILITIES	375.0	26.1
DEFERRED INCOME TAXES	44.9	7.3
OTHER LIABILITIES	219.2	42.2

Total liabilities	4,453.5	1,079.4

MINORITY INTEREST	58.3	—
STOCKHOLDERS' EQUITY:
Common stock ($.01 par value, 1,000,000 shares authorized; 382,000 shares issued and outstanding)	—	—
Paid-in capital	848.3	468.3
Accumulated other comprehensive income	406.0	86.4
Accumulated deficit	(349.3)	(201.1)

Total stockholders' equity	905.0	353.6

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,416.8	$1,433.0

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

        The Company is an indirect wholly-owned subsidiary of Rockwood Holdings, Inc. ("Rockwood Holdings"), an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") and DLJ Merchant Banking Partners III, L.P. ("DLJMB"), and was formed in connection with an acquisition of certain assets, stock and businesses from Laporte plc ("Laporte") on November 20, 2000. The cost of the acquisition (the "KKR Acquisition"), along with related fees and expenses, was financed using aggregate proceeds of $1,227.0 million, consisting of a $382.0 million equity contribution made to the Company by its parent companies, with $100.0 million in borrowings by Rockwood Specialties Consolidated, Inc. under a payment-in-kind ("pay-in-kind") subordinated loan facility ("pay-in-kind Notes") and a $282.0 million equity investment in Rockwood Holdings by affiliates of KKR, and $845.0 million of borrowings under senior secured credit facilities and a senior subordinated loan facility. These borrowings were refinanced in July 2003 (the "July 2003 Refinancing").

        On July 31, 2004, the Company completed the acquisition of four businesses of Dynamit Nobel from mg technologies ag. The businesses acquired are focused on highly specialized markets and consist of: white pigments; surface treatment and lithium chemicals; ceramics; and pharmaceutical intermediates. The cost of the acquisition (the "Dynamit Nobel Acquisition"), along with related fees and expenses, as well as the repayment of the borrowings under the Company's then existing senior secured facilities (the "2003 Senior Secured Credit Facilities") and $20.0 million of the pay-in-kind notes issued by Rockwood Specialties Consolidated was financed using new equity contributions from affiliates of KKR and DLJMB, and borrowings under the new senior secured credit facilities (the "Senior Secured Credit Facilities") and the new senior subordinated loan facility (the "Senior Subordinated Loan Facility") (collectively, the "Acquisition Financing") from certain lending institutions including Credit Suisse First Boston, an affiliate of DLJMB. Certain components of these borrowings were refinanced subsequently (the "Refinancing"). See Note 2—Acquisitions and Note 8—Long Term Debt for a more complete description of the Dynamit Nobel Acquisition, the Acquisition Financing and the Refinancing.

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

        The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker. See Note 3—Segment Information for further segment reporting information.

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

        The allocation of purchase price to the identifiable assets acquired is complete except that the purchase price is subject to possible post-closing adjustments, including adjustments related to Closing Net Financial Debt and Closing Working Capital (as each term is defined in the Sale and Purchase Agreement dated April 19, 2004). mg technologies has notified the Company of several adjustments which would result in the Company paying an additional €31.5 million; however, the Company has notified mg technologies ag of counterclaims in the aggregate of €34.7 million. Management believes the potential future consideration due to mg technologies ag ranges from $0 to $30.0 million. We expect to finalize this matter within the next 12 months. Finalization of this item may change the recorded amount of goodwill, net of tax, as applicable.

        The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill. Goodwill in the transaction totaled $931.6 million at December 31, 2004. This represents a $19.1 million increase to goodwill from the initial allocation of the purchase price contained in our September 30, 2004 balance sheet and was primarily due to refinement and reallocation of identifiable asset valuation estimates by the independent appraiser and the recognition of additional liabilities for which management was seeking additional information and did not have sufficient information to record as of September 30, 2004.

        Estimated fair value of assets acquired and liabilities assumed has been allocated to the estimated purchase price as of July 31, 2004 as follows:

(millions)
Estimated purchase price (including fees and expenses)		$2,034.4
Net assets acquired	$1,041.9
Adjustments to net assets acquired:
Existing goodwill	(399.0)
Existing intangibles	(19.4)
Deferred tax asset	(396.6)
Deferred tax liability—current	5.4
Deferred tax liability—non-current	51.6
Liabilities to related parties	345.5

Adjusted net assets acquired		629.4

Estimated purchase price in excess of book value of assets acquired and liabilities assumed		1,405.0
Fair value in excess of book value of assets acquired and liabilities assumed:
Inventory	$55.4
Property, plant and equipment	30.1
Intangible assets identified:
Patents and other intellectual property	273.5
Customer relationships	155.6
Trade names and trademarks	98.4
Pension liabilities	(46.4)
Deferred tax liability, net	(10.7)
Restructuring program liabilities	(30.5)
Other liabilities	(52.0)

Total fair value in excess of book value of identifiable net assets acquired		473.4

Estimated goodwill		$931.6

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

•
Liabilities assumed were as follows:

(millions)
Fair value of assets acquired	$2,967.7
Cash purchase price	2,034.4

$933.3

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(millions)	At July 31, 2004
Inventory	$331.0
Property, plant and equipment	927.3
Intangible assets	527.5
Goodwill	931.6
Other assets	250.3

Total assets acquired	2,967.7

Other liabilities	(747.2)
Long-term debt	(186.1)

Total liabilities assumed	(933.3)

Net assets acquired	$2,034.4

        The following unaudited pro forma financial information has been prepared as if the Dynamit Nobel Acquisition had occurred at the beginning of each period presented. The pro forma amounts include certain adjustments to historical results of operations including depreciation and amortization expense (based upon the estimated fair values and useful lives of property, plant and equipment and intangible assets other than goodwill, as determined by appraisal), an increase in interest expense resulting from the Acquisition Financing, plus the amortization of new deferred financing costs and reduction of amortization of deferred financing costs for long-term debt subsequently repaid.

        Such pro forma information does not purport to be indicative of the results of operations that would have been achieved had the transactions for which we are giving pro forma effect actually occurred on the date referred to above or the results of operations that may be expected in the future.

	Year ended December 31
(millions)
	2004	2003
Net sales	$2,773.8	$2,393.2
Net loss	$(138.1)	$(49.2)

        We revised the determination of unaudited pro forma net loss in the table above by excluding an adjustment to the historical results of operations which had eliminated the charge to cost of products sold for the fair value adjustment assigned to inventory included in the acquisition of Dynamit Nobel. This correction has increased pro forma net loss previously reported for the year ended December 31, 2004 by $60.1 million, less the tax effect of $21.0 million for a net increase of $39.1 million.

        The Company corrected an immaterial error in the determination of the fair value of deferred income and restructuring reserves for the former corporate offices of Dynamit Nobel as part of purchase accounting. This revision has decreased the previously reported Consolidated Balance Sheet accounts: Accrued expenses and other current liabilities by $13.0 million, Restructuring liability by $3.0 million, Goodwill by $10.0 million and Deferred income tax assets by $6.0 million. These corrections are reflected in the tables above and Note 3—Segments, Note 6—Goodwill, Note 9—Taxes on Income, Note 14—Business Restructurings and Asset Sales and Note 18—Consolidating Financial Information.

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

        Summarized financial information for each of the reportable segments is provided in the following table.

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate	Consolidated
Year Ended December 31, 2004
Net sales	$630.9	$200.4	$168.1	$321.1	$175.7	$146.3	$101.0	$—	$1,743.5
Impairment charges	—	—	11.0	—	—	—	—	—	11.0
Adjusted EBITDA	149.2	28.8	28.9	60.0	37.8	35.8	23.0	(31.1)	332.4
Depreciation and amortization	32.0	7.7	20.8	17.4	15.0	11.5	9.8	1.0	115.2
Identifiable assets	1,170.0	256.7	309.5	1,653.9	707.5	750.6	683.9	(115.3)	5,416.8
Capital expenditures	19.0	2.2	6.3	15.5	19.6	30.8	19.4	—	112.8
Year Ended December 31, 2003
Net sales	$477.3	$176.4	$143.6	$—	$—	$—	$—	$—	$797.3
Impairment charges	—	—	35.0	—	—	—	—	—	35.0
Adjusted EBITDA	112.5	23.9	24.8	—	—	—	—	(11.7)	149.5
Depreciation and amortization	27.4	7.2	17.1	—	—	—	—	0.7	52.4
Identifiable assets	1,015.6	254.2	318.6	—	—	—	—	(155.4)	1,433.0
Capital expenditures	16.3	3.6	14.4	—	—	—	—	0.0	34.3
Year Ended December 31, 2002
Net sales	$443.8	$168.8	$147.3	$—	$—	$—	$—	$—	$759.9
Impairment charges	—	—	50.0	—	—	—	—	—	50.0
Adjusted EBITDA	106.4	26.0	33.4	—	—	—	—	(15.4)	150.4
Depreciation and amortization	23.4	6.7	15.4	—	—	—	—	0.8	46.3
Identifiable assets	862.3	239.6	323.1	—	—	—	—	(17.9)	1,407.1
Capital expenditures	19.0	3.4	12.4	—	—	—	—	1.2	36.0

        The following table represents summarized geographic information with net sales based on seller's location:

	Year ended December 31,
(millions)
	2004	2003	2002
Net sales:
United States	$741.0	$523.0	$505.4
Germany	483.7	34.3	30.8
Rest of Europe	391.7	183.0	171.0
Rest of world	127.1	57.0	52.7

	$1,743.5	$797.3	$759.9

	December 31,
(millions)
	2004	2003
Long-lived assets:
United States	$194.7	$190.1
Germany	703.0	27.0
Rest of Europe	470.6	190.7
Rest of world	212.6	10.8

	$1,580.9	$418.6

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

        In addition, property, plant and equipment at December 31, 2004 includes items recorded under capital leases by businesses included in the Dynamit Nobel Acquisition as follows:

(millions)
Land	$0.2
Buildings and improvements, including land improvements	58.0
Machinery and equipment	11.4
Furniture and fixtures	4.6

74.2
Accumulated depreciation	(1.9)

Total	$72.3

6.     GOODWILL:

        Below are goodwill balances and activity by segment:

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Total
Balance, January 1, 2003	$424.6	$101.3	$133.5	$—	$—	$—	$—	$659.4
Impairment charges	—	—	(19.3)	—	—	—	—	(19.3)
Acquisitions	6.7	—	3.7	—	—	—	—	10.4
Adjustment to restructuring liability	(2.1)	—	—	—	—	—	—	(2.1)
Foreign exchange	21.7	9.0	4.8	—	—	—	—	35.5

Balance, December 31, 2003	450.9	110.3	122.7	—	—	—	—	683.9
Impairment charges	—	—	(4.0)	—	—	—	—	(4.0)
Acquisitions	3.3	—	0.1	575.3	152.4	203.9	60.9	995.9
Foreign exchange	9.6	5.2	5.4	84.0	20.0	26.8	—	151.0

Balance, December 31, 2004	$463.8	$115.5	$124.2	$659.3	$172.4	$230.7	$60.9	$1,826.8

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

        The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	December 31,
(millions)
	2004	2003
Current deferred tax assets:
Allowance for doubtful accounts	$4.1	$0.8
Restructuring	1.7	0.6
Other current reserves and accruals	26.7	1.4

Total current deferred tax assets	32.5	2.8
Noncurrent deferred tax assets:
Pension and postretirement benefits	29.3	6.0
Goodwill and other intangibles	(77.3)	9.4
Tax loss carryforwards	138.5	53.5
Other non-current reserves and accruals	41.5	11.5

Total noncurrent deferred tax assets	132.0	80.4

Total deferred tax assets	164.5	83.2
Valuation allowance	(88.6)	(16.4)

Net deferred tax assets	75.9	66.8
Deferred tax liabilities—property plant and equipment	88.3	71.3

Net deferred tax liability	$(12.4)	($4.5)

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

        As of December 31, 2004, the Company has U.S. federal and foreign tax loss carryforwards (excluding state and local amounts) of approximately $393.2 million, of which $190.8 million expire in years 2005 through 2024 and $202.4 million have no current expiration date. The Company also has state and local tax loss carryforwards of approximately $101.9 million expiring in years 2007 through 2024.

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

        The Company closed the former corporate office of Dynamit Nobel located in Troisdorf, Germany in the fourth quarter of 2004. We have recorded $13.2 million of restructuring charges related to this closure including severance costs of $8.0 million for 44 general and administrative personnel of the former Dynamit Nobel company, closure costs on this building of $4.6 million and $0.6 million of relocation cost for the remaining 27 employees who were relocated to our new Frankfurt, Germany European corporate location.

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

        Selected information for the Dynamit Nobel, Johnson Matthey and other 2004 restructuring actions follows:

(millions)	Severance Costs	Facility Closure Costs	Relocation Costs	Total
Liability balance, January 1, 2004	$—	$—	$—	$—
Purchase accounting	21.9	6.8	2.7	31.4
Restructuring charge	1.1	—	—	1.1
Utilized in 2004	(4.7)	(0.4)	(0.4)	(5.5)
Historical Dynamit Nobel Restructuring program	—	3.6	—	3.6
Foreign Exchange	2.5	1.3	0.3	4.1

Liability balance, December 31, 2004	$20.8	$11.3	$2.6	$34.7

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

  Environmental Reserves

        The Company has established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. The Company's liability estimates are based upon available facts, existing technology, past experience and, in some instances where the remediation costs are being paid directly by the Company's insurers, insurance recoveries, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company accrued approximately $51.9 million and $6.5 million for known environmental liabilities as of December 31, 2004 and 2003, respectively, all of which are classified as other non-current liabilities on our consolidated balance sheets for such periods. Included in the $51.9 million as of December 31, 2004 is $8.8 million that is discounted using 5.0% discount rate (undiscounted amount equals $13.5 million), and $3.3 million that is discounted using 5.5% discount rate (undiscounted amount equals $5.2 million). In certain cases, our remediation liabilities are payable over periods of up to 30 years.

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

18.    CONSOLIDATING FINANCIAL INFORMATION:

        As described in Note 8—Long-term Debt, the Company issued the 2011 Notes in July 2003 and the 2014 Notes in November 2004. The following consolidating financial statements present the results of operations, financial condition and cash flows, in separate columns, of the parent company (Rockwood Specialties Group, Inc.), which is the issuer of the 2011 Notes and the 2014 Notes, guarantor subsidiaries, non-guarantor subsidiaries, elimination adjustments, and consolidated totals.

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004
(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79.1	$48.2	$(15.9)	$—	$111.4
Accounts receivable, net	—	112.4	388.5	—	500.9
Inventories	—	84.2	392.7	—	476.9
Deferred income taxes	(4.9)	16.9	20.5	—	32.5
Prepaid expenses and other current assets	0.1	7.6	104.3	—	112.0

Total current assets	74.3	269.3	890.1	—	1,233.7
PROPERTY, PLANT AND EQUIPMENT, net	—	192.7	1,388.2	—	1,580.9
INVESTMENT IN SUBSIDIARIES	1,756.1	83.0	—	(1,839.1)	—
GOODWILL	—	353.7	1,473.1	—	1,826.8
INTERGROUP RECEIVABLE	1,880.6	782.0	5,334.5	(7,997.1)	—
OTHER INTANGIBLE ASSETS, net	—	49.0	606.3	—	655.3
DEFERRED DEBT ISSUANCE COSTS, net	3.7	7.8	62.3	—	73.8
OTHER ASSETS	1.0	2.3	43.0	—	46.3

TOTAL ASSETS	$3,715.7	$1,739.8	$9,797.5	$(9,836.2)	$5,416.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$66.7	$259.4	$—	$326.1
Income taxes payable	(1.4)	1.6	19.2	—	19.4
Accrued compensation	—	20.3	64.2	—	84.5
Accrued expenses and other current liabilities	22.3	41.2	196.8	—	260.3
Long-term debt, current portion	7.6	—	39.6	—	47.2

Total current liabilities	28.5	129.8	579.2	—	737.5
LONG-TERM DEBT	2,648.9	—	428.0	—	3,076.9
PENSION AND RELATED LIABILITIES	—	12.3	362.7	—	375.0
INTERGROUP PAYABLE	78.5	1,252.3	6,666.3	(7,997.1)	—
DEFERRED INCOME TAXES	(34.3)	46.4	32.8	—	44.9
OTHER LIABILITIES	33.4	18.2	167.6	—	219.2

Total liabilities	2,755.0	1,459.0	8,236.6	(7,997.1)	4,453.5
MINORITY INTEREST	30.6	—	27.7	—	58.3
STOCKHOLDERS' EQUITY
Common stock	—	285.3	70.0	(355.3)	—
Paid-in capital	858.7	146.3	1,327.1	(1,483.8)	848.3
Accumulated other comprehensive income	155.3	13.1	237.6	—	406.0
Accumulated deficit	(83.9)	(163.9)	(101.5)	—	(349.3)

Total stockholders' equity	930.1	280.8	1,533.2	(1,839.1)	905.0
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,715.7	$1,739.8	$9,797.5	$(9,836.2)	$5,416.8

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

PART III

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

(1)
For each of Mr. Ghasemi, Mr. Zatta, and Mr. Riordan, the amounts for 2004, 2003 and 2002 include gross up and taxable portion of company-provided basic life insurance and auto allowances. The amounts for Mr. Ghasemi include a car allowance of $32,724 for 2004 and approximately $36,000 for 2003 and 2002. The amount for Mr. Ghasemi in 2004 includes $192,000 (four payments of $48,000) in lieu of contributions into his supplemental pension pursuant to the terms of Mr. Ghasemi's amended employment agreement with Rockwood Holdings. See "—Employment and Other Agreements—Agreements with Seifi Ghasemi." The amounts include car allowances for Mr. Zatta of $26,168 for 2004, and $30,000 for 2003 and 2002; and car allowances of $30,288, $3,500 and $20,000 for Mr. Riordan for 2004, 2003 and 2002, respectively.

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

        Pursuant to the original agreement, Mr. Ghasemi agreed to purchase a certain number of shares of Rockwood Holdings' common stock, and in connection therewith, received a grant of 2,000 restricted stock units (payable in shares of Rockwood Holdings' common stock) which vest in equal quarterly installments over a three-year period and a grant of time options to purchase a certain number of shares of Rockwood Holdings' common stock which vest over a five-year period. Except in the event of a sale of shares of Rockwood Holdings' common stock by affiliates of KKR giving rise to tag-along or drag-along rights under Mr. Ghasemi's amended and restated sale participation agreement, the shares of common stock underlying vested restricted stock units are issuable upon the later of (i) the date such shares can be sold in the public market without restriction on transfer, which, given the expected initial public offering of Rockwood Holdings, is expected to be November 1, 2006 and (ii) the termination of Mr. Ghasemi's employment. Pursuant to the agreement governing the restricted stock units, if a cash dividend is paid on the outstanding shares of common stock, Mr. Ghasemi will receive, at the time he becomes entitled to receive the shares of Rockwood Holdings' common stock underlying the restricted stock units, an additional number of shares of Rockwood Holdings' common stock equal to the quotient of (a) the product of the amount of the dividend paid with respect to one share of Rockwood Holdings' common stock multiplied by the number of vested restricted stock units then held by Mr. Ghasemi (plus any number of shares of Rockwood Holdings' common stock previously calculated in respect of any other cash dividend) divided by (b) the fair value per share of Rockwood Holdings' common stock at the time the dividend is paid. The number of shares of Rockwood Holdings' common stock issuable is subject to adjustment in the event of a stock dividend, split, combination, recapitalization, change of control or other similar event.

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

Name and Address of Beneficial Owner	Beneficial Ownership of Common Stock of Rockwood Holdings(1)	Percentage of Common Stock of Rockwood Holdings
KKR(2)	1,123,250	75.0%
DLJMB(3)	318,750	21.7%
Seifi Ghasemi(4)	11,200	*
Robert J. Zatta(5)	2,790	*
Thomas J. Riordan(6)	3,700	*
Brian F. Carroll(2)	1,123,250	75.0%
Todd A. Fisher(2)	1,123,250	75.0%
Edward A. Gilhuly(2)	1,123,250	75.0%
Perry Golkin(2)	1,123,250	75.0%
Alex Morey(3)	—	—
Susan Schnabel(3)	—	—
Fredrik Sjödin(2)	1,123,250	75.0%
All directors and executive officers of Rockwood Holdings and us as a group (10 persons)	1,140,940	75.6%

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

(4)
Shares of Rockwood Holdings' common stock shown as beneficially owned by Mr. Ghasemi include 7,200 shares underlying exercisable stock options held by him and 4,000 shares purchased by Mr. Ghasemi pursuant to the management equity programs. Excludes 2,000 vested restricted stock units held by Mr. Ghasemi. See "Item 11—Employment and Other Agreements—Agreements with Seifi Ghasemi."

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

        In addition, our directors Brian F. Carroll, Todd A. Fisher, Edward A. Gilhuly and Fredrick Sjödin may be deemed to share beneficial ownership of 100% of the redeemable convertible preferred stock issued by Rockwood Holdings, which is beneficially owned by KKR Millennium Fund, L.P., but disclaim such beneficial ownership.

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

Restricted Stock Units

        Rockwood Holdings entered into a restricted stock unit award agreement with our chairman and chief executive officer, effective November 2001, pursuant to which he received a grant of 2,000 restricted stock units which vested in equal quarterly installments over a three-year-period. The restricted stock units are payable in shares of Rockwood Holdings' common stock issuable upon the later to occur of (i) the date the shares of common stock underlying the restricted stock units can be sold in the public market without restriction on transfer, which, given the expected initial public offering of Rockwood Holdings, is expected to be November 1, 2006 and (ii) the termination of his employment. Pursuant to the agreement, if a cash dividend is paid on the outstanding shares of Rockwood Holdings' common stock, he will receive, at the time he becomes entitled to receive the shares of Rockwood Holdings' common stock underlying the restricted stock units, an additional number of shares of Rockwood Holdings' common stock equal to the quotient of (a) the product of the amount of the dividend paid with respect to one share of Rockwood Holdings' common stock multiplied by the number of vested restricted stock units then held by him (plus any number of shares of Rockwood Holdings' common stock previously calculated in respect of any other cash dividend) divided by (b) the fair value per share of Rockwood Holdings' common stock at the time the dividend is paid. The number of shares of Rockwood Holdings' common stock issuable is subject to adjustment in the event of a stock dividend, split, combination, recapitalization, change of control or other similar event.

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

        The aggregate annual fee under the management services agreement is $2.0 million, which amount will be increased by 5% each year and is payable quarterly to KKR and DLJ Merchant Banking III on a pro rata basis based on their respective percentage equity interest in Rockwood Holdings. This annual fee is paid by our U.S. subsidiaries. Under the agreement, Rockwood Holdings paid a transaction fee of $21.0 million to KKR and $9.0 million to DLJ Merchant Banking III (or an aggregate fee of $30.0 million) in connection with the closing of the Dynamit Nobel Acquisition. Rockwood Holdings also agrees to indemnify and hold each of KKR and DLJ Merchant Banking III and their respective partners, executives, officers, directors, employees, agents, controlling persons and affiliates harmless from and against any losses and/or liabilities relating to or arising out of the services contemplated by the agreement or the retention of KKR or their affiliates' performance of the services contemplated by, the agreement. In connection with the expected initial public offering of the common stock of Rockwood Holdings, the affiliates of KKR and DLJMB have agreed to terminate the management services agreement for an aggregate consideration of $10.0 million.

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

Board Observers' Agreement

        As part of the issuance of Rockwood Specialties Consolidated's pay-in-kind loans, Merrill Lynch Capital Corporation entered into a board observer's agreement, dated as of November 20, 2000, with Rockwood Specialties Consolidated. Merrill Lynch Capital Corporations rights thereunder were assigned to Allianz, in connection with the purchase by Allianz of $70.0 million initial face value of pay-in-kind loans and to SPCP Group, L.L.C. in connection with SPCP Group, L.L.C.'s purchase of the remaining $30.0 million initial face value of pay-in-kind loans. The agreement provides that at all times that any pay-in-kind loans and notes are outstanding, the holders holding a majority in principal amount of the pay-in-kind loans and notes have the right to appoint one individual who will have the right to participate in meetings of the board of directors of Rockwood Specialties Consolidated. Accordingly, upon the closing of the expected initial public offering of Rockwood Holdings, Inc, our ultimate parent, these rights will terminate.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

        (a)    The following documents are filed as part of this Form 10-K/A:

        3. Exhibits:

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD SPECIALTIES GROUP, INC.
By:	/s/ SEIFI GHASEMI
Seifi Ghasemi Chairman of the Board and Chief Executive Officer Date: May 13, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Name	Title	Date
/s/ SEIFI GHASEMI By: Seifi Ghasemi	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	Date: May 13, 2005
/s/ ROBERT J. ZATTA By: Robert J. Zatta	Senior Vice President and Chief Financial Officer and Director (Principal Financial Officer)	Date: May 13, 2005
/s/ JAMES T. SULLIVAN By: James T. Sullivan	Corporate Controller (Principal Accounting Officer)	Date: May 13, 2005
/s/ THOMAS J. RIORDAN By: Thomas J. Riordan	Senior Vice President Law and Administration and Director	Date: May 13, 2005

QuickLinks

PART I
  Item 1. Business.
PART II
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
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF OPERATIONS YEAR ENDED DECEMBER 31, 2004 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF OPERATIONS YEAR ENDED DECEMBER 31, 2003 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF OPERATIONS YEAR ENDED DECEMBER 31, 2002 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING BALANCE SHEET DECEMBER 31, 2004 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING BALANCE SHEET DECEMBER 31, 2003 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2004 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2003 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2002 (Dollars in millions)
PART III
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES