Form 10-Q
period 2005-03-31
ROCKWOOD SPECIALTIES GROUP INC
filed 2005-05-16
CIK 1261302

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-109686

Rockwood Specialties Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2277390 (I.R.S. Employer Identification No.)
100 Overlook Center, Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)
(609) 514-0300 (Registrant's telephone number, including area code)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        As of May 13, 2005, there were outstanding 382,000 shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS
FORM 10-Q

PART I—FINANCIAL INFORMATION

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
NET SALES	$769.7	$227.4
COST OF PRODUCTS SOLD	544.1	165.0

GROSS PROFIT	225.6	62.4
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	150.2	35.2
RESTRUCTURING CHARGE, net	2.9	—

OPERATING INCOME	72.5	27.2

OTHER INCOME (EXPENSES):
Interest, net	(48.2)	(16.6)
Foreign exchange gain, net	41.9	12.2

Net	(6.3)	(4.4)
INCOME BEFORE TAXES AND MINORITY INTEREST	66.2	22.8
INCOME TAX PROVISION	24.9	7.8

NET INCOME BEFORE MINORITY INTEREST	41.3	15.0
MINORITY INTEREST	0.8	—

NET INCOME	$42.1	$15.0

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$237.3	$111.4
Accounts receivable, net	497.8	500.9
Inventories	473.8	476.9
Deferred income taxes	31.1	32.5
Prepaid expenses and other current assets	66.9	112.0

Total current assets	1,306.9	1,233.7
PROPERTY, PLANT AND EQUIPMENT, net	1,534.1	1,580.9
GOODWILL	1,758.3	1,826.8
OTHER INTANGIBLE ASSETS, net	616.3	655.3
DEFERRED DEBT ISSUANCE COSTS, net	69.5	73.8
OTHER ASSETS	48.1	46.3

TOTAL ASSETS	$5,333.2	$5,416.8

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$264.5	$326.1
Income taxes payable	18.5	19.4
Accrued compensation	67.2	84.5
Accrued expenses and other current liabilities	256.3	260.3
Senior secured revolving credit facility	175.0	—
Long-term debt, current portion	67.4	47.2

Total current liabilities	848.9	737.5
LONG-TERM DEBT	2,994.8	3,076.9
PENSION AND RELATED LIABILITIES	360.0	375.0
DEFERRED INCOME TAXES	54.6	44.9
OTHER LIABILITIES	172.3	219.2

Total liabilities	4,430.6	4,453.5
MINORITY INTEREST	54.9	58.3
STOCKHOLDERS' EQUITY:
Common stock ($.01 par value, 1,000,000 shares authorized; 382,000 shares issued and outstanding)	—	—
Paid-in capital	848.3	848.3
Accumulated other comprehensive income	306.6	406.0
Accumulated deficit	(307.2)	(349.3)

Total stockholders' equity	847.7	905.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,333.2	$5,416.8

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	For the Three Months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42.1	$15.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53.2	13.8
Deferred financing costs amortization	2.5	0.5
Foreign exchange gain	(41.9)	(12.3)
Fair value adjustment of derivatives	(7.6)	(2.3)
Bad debt provision	0.2	0.6
Deferred income taxes	18.2	3.8
Minority interest	(0.8)	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(11.5)	(23.7)
Inventories, including fair value write-up charge	(11.9)	(4.7)
Prepaid expenses and other assets	(12.9)	(3.1)
Accounts payable	(7.8)	(0.9)
Income taxes payable	1.0	2.8
Accrued expenses and other liabilities	(30.1)	11.8

Net cash provided by operating activities	(7.3)	1.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, excluding capital leases	(35.7)	(6.7)
Proceeds on sale of property, plant and equipment	0.2	—

Net cash used in investing activities	(35.5)	(6.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured revolving credit facility	260.0	—
Repayment of senior secured revolving credit facility	(85.0)	—
Payments on long-term debt	(5.9)	(4.5)

Net cash provided by (used in) financing activities	169.1	(4.5)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.4)	(0.4)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	125.9	(10.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111.4	42.7

CASH AND CASH EQUIVALENTS, END OF PERIOD	$237.3	$32.4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net	$23.7	$8.0
Income taxes paid, net of refunds	$4.8	$1.2
NON-CASH INVESTING ACTIVITIES
Acquisition of equipment under capital leases	$4.8	$—

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

        The Company is an indirect wholly-owned subsidiary of Rockwood Holdings, Inc. ("Holdings"), an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") and DLJ Merchant Banking Partners III, L.P.("DLJMB"), and was formed in connection with an acquisition of certain assets, stock and businesses from Laporte plc ("Laporte") on November 20, 2000.

        On July 31, 2004, the Company completed the acquisition of four businesses of Dynamit Nobel from mg technologies ag and Mg North America Holdings, Inc. The businesses acquired are focused on highly specialized markets and consist of: white pigments; surface treatment and lithium chemicals; ceramics; and pharmaceutical intermediates. See Note 2—Acquisitions for a more complete description of the Dynamit Nobel Acquisition.

        Basis of Presentation—The accompanying condensed consolidated balance sheets and the related condensed consolidated statements of operations and cash flows of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

        The interim financial statements included herein are unaudited. The condensed consolidated financial statements are presented based upon accounting principles generally accepted in the United States of America ("US GAAP"), except that certain information and footnote disclosures, normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, this information contains all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the periods presented.

        The results of operations and cash flows since January 1, 2005 of the businesses acquired in the Dynamit Nobel Acquisition, the Groupe Novasep combination and the pigments and dispersions business of Johnson Matthey Plc. are included in the condensed consolidated financial statements for the three month period ended March 31, 2005 along with the financial position of such operations as of March 31, 2005.

        The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

        Nature of Operations/ Segment Reporting—The Company is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials. The Company operates in various business lines within its seven reportable segments consisting of: (1) Performance Additives, which includes color pigments and services, timber treatment chemicals, clay-based additives, and water treatment chemicals, (2) Specialty Compounds, which consists of plastic compounds, (3) Electronics, which consists of electronic chemicals, wafer reclaim and photomasks, (4) Specialty Chemicals, which includes lithium compounds and chemicals, metal surface treatment chemicals, and synthetic metal sulfides, (5) Titanium Dioxide Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds, (6) Advanced Ceramics, which includes ceramic-on-ceramic ball head and liner components used in hip-joint prostheses systems, ceramics cutting tools and a range of other ceramic components, and (7) Groupe Novasep (formerly known as Custom Synthesis), which includes hazardous chemistry and chiral technologies for the synthesis of pharmaceutical compounds.

        The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker (our chief executive officer). See Note 3—Segment Information for further segment reporting information.

        Use of Estimates—The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include, among other things, assessing the collectibility of accounts receivable, the use and recoverability of inventory, the valuation of deferred tax assets, impairment of goodwill as well as property, plant and equipment and other intangible assets, and the useful lives of tangible and intangible assets, among others. Actual results could differ from those estimates.

        Such estimates also include the fair value of assets acquired and liabilities assumed allocated to the purchase price of business combinations consummated (See Note 2—Acquisitions).

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

        Related party transactions—Rockwood has engaged in transactions with certain related parties including KKR, DLJMB and affiliates of each.

        Through the date of the Dynamit Nobel Acquisition, KKR provided consulting and management advisory services to Rockwood for an annual fee of $0.6 million. Since the date of the Dynamit Nobel Acquisition, KKR and DLJ Merchant Banking III, Inc. have provided the Company with consulting and management advisory services for an annual fee of $2.1 million, increasing 5% annually. In connection with the expected initial public offering of the common stock of Rockwood Holdings, the affiliates of KKR and DLJMB have agreed to terminate the management services agreement effective upon the closing of such offering for an aggregate consideration of $10.0 million.

        Revenue Recognition—The Company recognizes revenue when the earnings process is complete, except for approximately 1% of consolidated revenues derived from long-term contracts accounted for under the percentage of completion method within our Groupe Novasep segment. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company's experience. Revenue under service agreements is realized when the service is performed.

        Foreign Currency Translation—The functional currency of each of the Company's foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency), should be included in determining net income for the period in which exchange rates change. However, the related gains or losses on certain intercompany transactions that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future are reported and accumulated in the same manner as translation adjustments.

        Derivatives—The Company accounts for derivatives based on Statement of Financial Accounting Standard ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized currently in earnings. The Company uses derivative instruments to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. See Note 1—Comprehensive Income—for the impact of the Company's net investment hedge. The Company does not enter into derivative contracts for trading purposes nor does it use leveraged or complex instruments.

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

        Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carry forward period available under the tax law. The Company's policy is to consider the following sources of taxable income which may be available under the tax law to realize a tax benefit for deductible temporary differences and carry forwards:

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

        For any specific jurisdiction where a history of three years of cumulative losses has occurred or where there has been a substantial change in the business (e.g. a major acquisition or divestiture), the Company does not rely on projections of future taxable income as described above. Instead, the Company determines its need for a valuation allowance on deferred tax assets, if any, by determining an average steady-state normalized taxable income amount over the last three years, adjusted for acquisitions or divestitures if necessary.

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

        Comprehensive Income—Comprehensive income includes net income and the other comprehensive income components which include unrealized gains and losses from foreign currency translation and from certain intracompany transactions that are of a long-term investment nature as well as minimum pension liability adjustments that are recorded directly into a separate section of stockholders' equity in the balance sheets. Also included is the net investment hedge discussed below. Foreign currency translation amounts are not adjusted for income taxes since they relate to indefinite length investments in non-U.S. subsidiaries and certain intercompany debt.

	Three months ended March 31,
(millions)
	2005	2004
Net income	$42.1	$15.0
Foreign currency translation	(40.5)	(4.1)
Net investment hedge, net of tax	6.2	—
Other comprehensive income	(65.1)	—

Total comprehensive (loss) income	$(57.3)	$10.9

        The Company completed the sale of €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 ("2014 Notes"). In connection with the 2014 notes, the Company entered into cross currency interest rate swaps with a five year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed rate debt in respect of the dollar notes sold into euro fixed rate debt. The Company has designated this contract as a hedge of the foreign currency exposure of its net investment in its euro denominated operations. There was no ineffective portion of the net investment hedge as of March 31, 2005. The Company does not expect any of the loss on the net investment hedge residing in other comprehensive income at March 31, 2005 to be reclassified into earnings during the subsequent 12 months.

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

Recent Accounting Pronouncements

FIN 47	Accounting for Conditional Asset Retirement Obligations—An Interpretation of Statement of Financial Accounting Standard ("SFAS") 143
SFAS 123R	Accounting for Share-Based Payment

        FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective December 31, 2005 for the Company.

        SFAS 123R revises SFAS 123 Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB 25. This standard is effective for the Company beginning in the first quarter of 2006. As we are not a publicly traded equity company, we will apply SFAS 123R on a prospective basis. New awards, modifications to existing awards, repurchases or cancellations subsequent to February 11, 2005 (the date on which the Company's parent filed its Form S-1) will be accounted for in accordance with SFAS 123R on the modified prospective basis.

        Stock-Based Compensation—At March 31, 2005, the Company had in place the Amended and Restated 2003 Stock Purchase and Option Plan of Rockwood Holdings, Inc., as amended, (formerly the 2000 Stock Purchase and Option Plan), (the "Plan"). The Company accounts for the Plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation is reflected in net income related to this Plan, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Volatility is assumed to be zero as there is no public market for the underlying stock. Dividend yield is also assumed to be zero.

	Three months ended March 31,
(millions)
	2005	2004
Net income, as reported	$42.1	$15.0
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(0.2)	(0.1)

Pro forma net income	$41.9	$14.9

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

        The allocation of the purchase price to the identifiable assets acquired is complete except that the purchase price is subject to possible post-closing adjustments, including adjustments related to Closing Net Financial Debt and Closing Working Capital (as each term is defined in the Sale and Purchase Agreement dated April 19, 2004). mg technologies ag has notified the Company of several adjustments which would result in the Company paying an additional €31.5 million; however, the Company has notified mg technologies ag of counterclaims in the aggregate of €34.7 million. The Company believes the potential future consideration due to mg technologies ag ranges from $0 to approximately $30.0 million dollars. Given the complexities of the underlying claims, the Company's inability to predict the success of negotiating a resolution and the possibility of eventual arbitration of some or all of the claims the Company believes that no estimate within this range is better than another. The Company expects to finalize the post-closing adjustments within the next 12 months. The recorded amount of goodwill, net of tax, as applicable may change when the post-close adjustments are finalized.

Groupe Novasep Combination

        In December 2004, in connection with the combination of the three business lines of the Custom Synthesis segment (now known as our Groupe Novasep segment) with Groupe Novasep SAS, one of the subsidiaries acquired 69.4% of the stock of Groupe Novasep SAS for a total purchase price of approximately $148.2 million, including assumed debt of $48.6 million, cash acquired of $14.6 million and the exchange of the remaining 30.6% of the stock of Groupe Novasep SAS for stock in the acquiring subsidiary. As a result of this transaction, the Company owns approximately 79% of the new Groupe Novasep. Management of Groupe Novasep owns the remaining 21%. The Company used cash on hand to finance this transaction.

        This combination is accounted for using the purchase method of accounting. The Company has not finalized the estimated fair value of the assets acquired and liabilities assumed although values of inventory, identified intangible assets, and property, plant and equipment are completed. The Company expects to complete its research and fair value estimates on remaining purchase price components by the third quarter of 2005. However, significant changes to the preliminary purchase accounting are not expected.

Johnson Matthey Pigments and Dispersions Business

        On September 2, 2004 the Company completed the acquisition of the Pigments and Dispersions business of Johnson Matthey Plc for approximately $50.0 million (including fees and expenses), subject to post-closing adjustments. The acquisition expands the Company's global color pigments and services' business specifically within transparent iron oxide pigments and dispersions, color concentrates and complex inorganic color pigments for the surface and wood coatings, plastics, building materials and printing inks markets. The Company utilized the remaining undrawn funds from the term loan portion of its senior credit facilities to finance this transaction.

        This acquisition was accounted for using the purchase method of accounting. Except for the possible effect of the post-closing adjustments described above, the Company has finalized the estimated fair value of the assets acquired and liabilities assumed.

3.     SEGMENT INFORMATION:

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

        Summarized financial information for each of the reportable segments is provided in the following table.

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate	Consolidated
Three months ended March 31, 2005
Net sales	$159.5	$58.1	$42.8	$220.0	$104.5	$91.9	$92.9	$—	$769.7
Adjusted EBITDA	34.2	7.3	5.8	43.0	20.9	21.4	10.2	(9.6)	133.2
Three months ended March 31, 2004
Net sales	$139.1	$47.9	$40.4	$—	$—	$—	$—	$—	$227.4
Adjusted EBITDA	32.1	6.8	6.6	—	—	—	—	(4.4)	41.1
	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate	Consolidated
Identifiable assets as of:
March 31, 2005	$1,155.4	$262.3	$305.0	$1,601.0	$678.6	$719.2	$554.9	$56.8	$5,333.2
December 31, 2004	$1,170.0	$256.7	$309.5	$1,653.9	$707.5	$750.6	$683.9	$(115.3)	$5,416.8

        The summary of segment information above includes "Adjusted EBITDA", a financial measure used by our chief decision maker, who is the Company's Chief Executive Officer, to evaluate the operating performance of each segment.

Components of Adjusted EBITDA

        The process of refocusing and restructuring the businesses acquired in the KKR Acquisition and establishing the post-acquisition corporate entity, along with the impact of the Dynamit Nobel Acquisition, resulted in a number of charges that have affected Rockwood's historical results. These charges, along with certain other items, are added to or subtracted from net loss to derive Adjusted EBITDA, as defined below. The more significant of these items include the following:

  •
  Restructuring and Related Charges. Additional restructuring charges were recorded during the three months ended March 31, 2005, for miscellaneous restructuring activities.

  •
  CCA Litigation. Such costs were incurred in connection with litigation related to the Company's timber treatment chemicals business line, and specifically its wood protection products based on chromated copper arsenate, or CCA.

  •
  Systems/Organization Establishment Expenses. For the three months ended March 31, 2005, these expenses related to the integration of the business acquired in the Dynamit Nobel Acquisition, as well as professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002. These expenses are reflected in the "corporate" column when Rockwood's results are presented on a segment basis.

  •
  Acquisition and Disposal Costs. Such costs were incurred in connection with non-consummated acquisitions and dispositions.

  •
  Foreign exchange gain. The Company recorded foreign exchange gains primarily related to its long-term debt less cash. These amounts reflect the non-cash translation impact on euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar during the applicable periods.

        On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain non-recurring gains and charges and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement. The indentures governing the 2011 Notes and the 2014 Notes exclude certain adjustments permitted under the senior credit agreement. Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company's business segments and reporting units.

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

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate	Consolidated
Three months ended March 31, 2005
Net income (loss)	$10.8	$5.3	$0.6	$6.9	$1.9	$2.8	$(3.1)	$16.9	$42.1
Income tax provision (benefit)	6.4	0.7	0.2	10.1	1.3	1.7	(1.9)	6.4	24.9
Interest, net	6.6	(0.1)	1.3	12.1	8.5	9.4	4.5	5.9	48.2
Depreciation and amortization	8.5	1.4	5.1	11.7	9.2	7.5	8.9	0.9	53.2
Restructuring and related charges	2.4	—	—	0.5	—	—	—	—	2.9
CCA litigation	0.3	—	—	—	—	—	—	0.1	0.4
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.2	1.2
Cancelled acquisition and disposal costs	—	—	—	—	—	—	—	0.2	0.2
Inventory write-up reversal	—	—	—	—	—	—	2.8	—	2.8
Foreign exchange (gain) loss	(0.9)	—	(1.4)	1.8	—	—	—	(41.4)	(41.9)
Minority interest	—	—	—	—	—	—	(0.8)	—	(0.8)
Other	0.1	—	—	(0.1)	—	—	(0.2)	0.2	—

Total Adjusted EBITDA	$34.2	$7.3	$5.8	$43.0	$20.9	$21.4	$10.2	$(9.6)	$133.2

Three months ended March 31, 2004
Net income (loss)	$10.4	$3.7	$0.7	$—	$—	$—	$—	$0.2	$15.0
Income tax provision (benefit)	8.4	1.7	1.2	—	—	—	—	(3.5)	7.8
Interest, net	7.6	—	1.5	—	—	—	—	7.6	16.7
Depreciation and amortization	7.1	1.4	5.0	—	—	—	—	0.3	13.8
Foreign exchange gain	(1.4)	—	(1.8)	—	—	—	—	(9.0)	(12.2)

Total Adjusted EBITDA	$32.1	$6.8	$6.6	$—	$—	$—	$—	$(4.4)	$41.1

4.     INVENTORIES:

        Inventories are comprised of the following:

(millions)	March 31, 2005	December 31, 2004
Raw materials	$135.5	$140.4
Work-in-process	86.3	81.6
Finished goods	238.1	240.3
Packaging materials	13.9	14.6

	$473.8	$476.9

5.     GOODWILL:

        Below are goodwill balances and activity by segment:

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Total
Balance, December 31, 2004	$463.8	$115.5	$124.2	$659.3	$172.4	$230.7	$60.9	$1,826.8
Foreign exchange	(5.1)	(1.5)	(0.4)	(32.1)	(7.6)	(10.6)	(2.7)	(60.0)
Reversal of deferred tax valuation
allowances	—	—	—	(2.3)	—	(6.6)	—	(8.9)
Other adjustments	0.4	—	—	—	—	—	—	0.4

Balance, March 31, 2005	$459.1	$114.0	$123.8	$624.9	$164.8	$213.5	$58.2	$1,758.3

        The Groupe Novasep portion of this balance represented by assets of the acquisitions and combination discussed in Note 2—Acquisitions is subject to change upon the finalization of purchase accounting. Additionally, the goodwill associated with the acquired businesses of Dynamit Nobel is subject to change based on the final determination of the purchase price as discussed in Note 2—Acquisitions.

6.     OTHER INTANGIBLE ASSETS:

        Other intangible assets, net consist of:

	As of March 31, 2005			As of December 31, 2004
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and other intellectual property	$365.4	$(50.1)	$315.3	$377.3	$(39.4)	$337.9
Trade Names and Trademarks	107.8	(2.5)	105.3	115.0	(1.5)	113.5
Customer Relationships	199.1	(10.3)	188.8	205.7	(6.5)	199.2
Other	10.3	(3.4)	6.9	7.8	(3.1)	4.7

Total	$682.6	$(66.3)	$616.3	$705.8	$(50.5)	$655.3

        Amortization of other intangible assets was $14.1 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively.

7.     TAXES ON INCOME:

        The income tax expense has been computed based on the projected effective rate for the year. The valuation allowance for U.S. net operating losses established at December 31, 2004 has been reduced by $14.0 million due to U.S. income generated in the first quarter of 2005. Of this reduction, $8.9 million has been recorded as a decrease to goodwill representing the expected utilization of certain net operating losses acquired in the Dynamit Nobel acquisition. The remaining $5.1 million has been reflected as a reduction in the income tax expense for the quarter ended March 31, 2005. The determination of the net operating losses to be utilized is based on a "first-in, first-out" methodology. In accordance with the Company's policy, the Company has not reversed the entire U.S. valuation allowance because the steady-state three year average of cumulative normalized earnings continues to be negative.

8.     EMPLOYEE BENEFIT PLANS:

        The following table represents the net periodic benefit costs and related components in accordance with SFAS 132:

	Three months ended March 31,
(millions)
	2005	2004
Three months ended March 31
Service cost	$2.8	$0.3
Interest cost	7.0	0.7
Expected return on plan assets	(2.9)	(0.5)
Net amortization of prior experience losses	0.2	0.2

Net periodic benefit cost	$7.1	$0.7

9.     RESTRUCTURING LIABILITY:

        We record restructuring charges from time to time that represent expenses incurred in connection with consolidations and cessations of certain of our operations as well as headcount reduction programs. These charges consist primarily of write-offs of surplus assets and severance costs. Severance charges are based on various factors including the employee's length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, we calculate our best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

Dynamit Nobel Restructuring and Johnson Matthey Pigments and Dispersions Restructuring

        The Company began to assess and formulate specific plans to involuntarily terminate (relocate) certain employees and/or exit certain activities of Dynamit Nobel as of the Dynamit Nobel Acquisition date. This assessment has led to certain restructuring measures being taken by the Company as described below.

        The Company closed the former corporate office of Dynamit Nobel located in Troisdorf, Germany in the fourth quarter of 2004. The Company recorded restructuring charges related to this closure including severance costs for 44 general and administrative personnel of the former Dynamit Nobel company, the closure costs on this building and the relocation costs for the remaining 27 employees who were relocated to our new Frankfurt, Germany location. Also in 2004, as part of the acquisition of the Pigments and Dispersions business of Johnson Matthey, the Company enacted a restructuring program. To date, 40 positions have been eliminated. All of these employees are selling, general and administrative personnel.

Selected information for the Dynamit Nobel, Johnson Matthey and other 2004 restructuring actions follows:

        During the first quarter of 2005, the Company has identified and accrued $2.9 million to cover restructuring costs for miscellaneous restructuring actions, primarily in the Performance Additives segment including the announced closure of the Baulking, United Kingdom facility in the Clay Based Additives business.

(millions)	Severance Costs	Facility Closure Costs	Relocation Costs	Total
Liability balance, January 1, 2005	$20.8	$11.3	$2.6	$34.7
Purchase accounting	0.8	—	—	0.8
Restructuring charge	2.9	—	—	2.9
Utilized in 2005	(6.8)	(0.9)	(0.4)	(8.1)
Foreign Exchange and other	1.5	(3.0)	0.6	(0.9)

Liability balance, March 31, 2005	$19.2	$7.4	$2.8	$29.4

10.   COMMITMENTS AND CONTINGENCIES:

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

        Under the terms of the Sale and Purchase Agreement with mg technologies ag and its subsidiary MG NAH, mg technologies is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing, subject to certain limits and exclusions. Pursuant to these agreements, we have various claims for indemnification with Degussa and mg technologies. In addition, the Company may be subject to indemnity claims relating to properties or businesses it divested. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to us or by us will not have a material effect on the Company's financial condition or results of operations. See Item 1—Financial Statements and Supplementary Data—Note 2—Acquisitions.

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

  Remediation Liabilities

        Environmental laws have a significant effect on the nature and scope of any clean-up of contamination at current and former operating facilities, the costs of transportation and storage of chemicals and finished products and the costs of the storage and disposal of wastes. In addition, "Superfund" statutes in the United States as well as statutes in other jurisdictions impose strict, joint and several liability for clean-up costs on the entities that generated waste and/or arranged for its disposal at contaminated third party sites, as well as the past and present owners and operators of contaminated sites. All responsible parties may be required to bear some or all clean-up costs regardless of fault, legality of the original disposal or ownership of the disposal site.

        Environmental contamination is known to exist at certain of our present and former facilities, including our facilities located in Turin, Italy, St. Fromond, St. Cheron and Sens, France; Hainhaussen, Troisdorf, Schlebusch, Stadeln, Duisburg, Plochingen, Marktredwitz, Ronnenberg-Empelde and Langelsheim, Germany; Oss, The Netherlands; Kidsgrove, and Barrow, U.K.; Boksburg East, South Africa; Pratteln, Switzerland and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada and La Mirada, California. Soil contamination is also known to exist at our facilities at Freeport, Texas, Chasse-sur-Rhone, France and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport. We are currently operating groundwater remediation systems at our Hainhaussen, Troisdorf, Valdosta, and Silver Peak facilities. We also operate ground water remediation systems at our Schlebusch, Plochingen, Marktredwitz, Stadeln and Laurens facilities, for which prior owners or insurers have assumed responsibility and a soil remediation project at our facility in St. Cheron, and we continue to monitor groundwater at the Beltsville facility, which was previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond and Barrow facilities due to prior spills and at the Harrisburg facility due to a landfill closure. We are also required to monitor groundwater quality at our facilities at Mourenx, France and New Johnsonville, Tennessee. We believe that additional environmental studies, and possibly environmental remediations, will be required at the Turin and Harrisburg facilities. We are also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Pratteln, Langelsheim, Troisdorf and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities such as a former disposal site in Laurel, Maryland, we are responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; contamination at a closed Chemetall Oakite facility in Houston, Texas, contamination at a former Chemetall Foote facility in Sunbright, Virginia, contribution towards the clean-up of three industrial landfills in the Basel, Switzerland area, groundwater remediation at Stadeln and former sites operated by DNSC's Dynamit Nobel's previously divested explosives business. The Company is also a de minimis participant in several Superfund matters.

        Although the Company cannot provide assurances in this regard, the Company does not believe that these issues will have a material adverse effect on its long-term business or financial condition. Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of the Company's and the Company's predecessor's former and present properties and/or contamination at sites it and its predecessor disposed wastes could expose the Company to cleanup obligations and other damages in the future.

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

Environmental Indemnities

        Pursuant to the environmental deed entered into in connection with the KKR acquisition, Degussa, as successor to Laporte, is required to indemnify the Company and its subsidiaries for certain environmental matters that relate to the business as conducted prior to the closing of the KKR acquisition. The environmental deed provides that Degussa will indemnify the Company and its subsidiaries for claims for which notice is given within a period of two years for breaches of representations and warranties, which expired in 2002, and five years, which expires in September 2005, for claims related to the contamination of the Company's properties or its subsidiaries' properties (inclusive of contamination which leaks or escapes from the Company's properties or its subsidiaries' properties). These indemnity obligations are subject to a minimum per matter loss of $0.2 million and are further subject to a $5.0 million deductible for the indemnity to be available. In addition, the environmental deed provides that Degussa will indemnify Rockwood and its subsidiaries for claims relating to properties that were formerly owned, occupied or used as of November 20, 2000, as well as properties owned by third parties (inclusive of disposal of waste and certain other identified issues prior to November 20, 2000). The environmental deed provides that in this instance, Degussa will be responsible for reasonable costs and expenses incurred.

        In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies ag and its subsidiary, MG North America Holdings Inc., are required to indemnify Rockwood and its subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of the Company or its subsidiaries' properties, if notified within ten years. If mg technologies and MG North America Holdings' responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten. mg technologies and MG North America Holdings are also obligated to indemnify the Company for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of Dynamit Nobel Acquisition, if notified within ten years. In addition, mg technologies and MG North America Holdings are obligated to indemnify us for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum per-claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 ($0.1 million and $0.9 million) depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, mg technologies and MG North America Holdings are obligated to indemnify us for certain environmental risks arising from certain "shared site" structures for a duration of ten years. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

        In the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that mg technologies, MG North America Holdings, Degussa or any other party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce its rights under the indemnities. In addition, the Company maybe required to make indemnity payments in connection with certain environmental matters. However, the Company does not believe that resolution of the known environmental matters subject to indemnification obligations owed to it or by it will have a material adverse effect on our long-term business or financial condition as such amounts are not significant.

Environmental Reserves

        The Company has established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. The Company's liability estimates are based upon available facts, existing technology, past experience and, in some instances where the remediation costs are being paid directly by the Company's insurers, insurance recoveries, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company accrued approximately $51.2 million and $51.9 million for known environmental liabilities as of March 31, 2005 and December 31, 2004, respectively, all of which are classified as other non-current liabilities on our consolidated balance sheets for such periods. Included in the $51.2 million and $51.9 million as of March 31, 2005 and December 31, 2004 is €6.5 million ($8.4 million using the exchange rate on March 31, 2005 of €1.00 = $1.2996) that is discounted using 5.0% discount rate (undiscounted amount equals $13.0 million), and €2.4 million ($3.2 million) that is discounted using 5.5% discount rate (undiscounted amount equals $4.9 million). In certain cases, our remediation liabilities are payable over periods of up to 30 years.

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

11.   CONSOLIDATING FINANCIAL INFORMATION:

        The Company issued $375.0 million principal amount of 10.625% senior subordinated notes due May 15, 2011 ("2011 Notes") in July 2003. In November 2004 the Company issued €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due November 15, 2014 ("2014 Notes").

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005
(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET SALES	$—	$211.9	$557.8	$769.7
COST OF PRODUCTS SOLD	—	152.2	391.9	544.1

GROSS PROFIT	—	59.7	165.9	225.6
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	39.4	110.8	150.2
RESTRUCTURING CHARGE, net	—	—	2.9	2.9

OPERATING INCOME	—	20.3	52.2	72.5

OTHER INCOME (EXPENSES):
Intergroup interest, net	36.8	(10.6)	(26.2)	—
Interest, net	(40.3)	(0.2)	(7.7)	(48.2)
Intergroup other, net	—	(0.8)	0.8	—
Foreign exchange gain, net	37.3	—	4.6	41.9

Net	33.8	(11.6)	(28.5)	(6.3)

INCOME BEFORE TAXES AND MINORITY INTEREST	33.8	8.7	23.7	66.2
INCOME TAX PROVISION	6.7	7.9	10.3	24.9

NET INCOME BEFORE MINORITY INTEREST	27.1	0.8	13.4	41.3
MINORITY INTEREST	—	—	0.8	0.8

NET INCOME	$27.1	$0.8	$14.2	$42.1

ROCKWOOD SPECIALTIES GROUP INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004
(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
NET SALES	$—	$148.3	$79.1	$227.4
COST OF PRODUCTS SOLD	—	103.1	61.9	165.0

GROSS PROFIT	—	45.2	17.2	62.4
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	—	23.5	11.7	35.2

OPERATING INCOME	—	21.7	5.5	27.2

OTHER INCOME (EXPENSES):
Intergroup interest, net	14.3	(13.5)	(0.8)	—
Interest, net	(13.5)	(0.2)	(2.9)	(16.6)
Intergroup other, net	—	(0.2)	0.2	—
Foreign exchange (loss) gain, net	(0.1)	—	12.3	12.2

Net	0.7	(13.9)	8.8	(4.4)

INCOME BEFORE TAXES AND
MINORITY INTEREST	0.7	7.8	14.3	22.8
INCOME TAX PROVISION	0.3	3.5	4.0	7.8
NET INCOME BEFORE MINORITY
INTEREST	0.4	4.3	10.3	15.0
MINORITY INTEREST	—	—	—	—

NET INCOME	$0.4	$4.3	$10.3	$15.0

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
March 31, 2005
(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$276.2	$9.7	$(48.6)	$—	$237.3
Accounts receivable, net	—	128.3	369.5	—	497.8
Inventories	—	93.0	380.8	—	473.8
Deferred income taxes	(4.9)	16.8	19.2	—	31.1
Prepaid expenses and other current assets	0.1	1.8	65.0	—	66.9

Total current assets	271.4	249.6	785.9	—	1,306.9
PROPERTY, PLANT AND EQUIPMENT, net	—	232.3	1,301.8	—	1,534.1
INVESTMENT IN SUBSIDIARIES	1,756.6	83.0	—	(1,839.6)	—
GOODWILL	—	329.4	1,428.9	—	1,758.3
INTERGROUP RECEIVABLE	1,815.6	872.8	4,869.1	(7,557.5)	—
OTHER INTANGIBLE ASSETS, net	—	26.6	589.7	—	616.3
DEFERRED DEBT ISSUANCE COSTS, net	3.6	14.2	51.7	—	69.5
OTHER ASSETS	1.0	3.5	43.6	—	48.1

TOTAL ASSETS	$3,848.2	$1,811.4	$9,070.7	$(9,397.1)	$5,333.2

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$78.8	$185.7	$—	$264.5
Income taxes payable	(1.4)	1.6	18.3	—	18.5
Accrued compensation	—	9.4	57.8	—	67.2
Accrued expenses and other current liabilities	53.5	21.7	181.1	—	256.3
Senior secured revolving credit facility	175.0	—	—	—	175.0
Long-term debt, current portion	17.5	—	49.9	—	67.4

Total current liabilities	244.6	111.5	492.8	—	848.9
LONG-TERM DEBT	2,597.8	—	397.0	—	2,994.8
PENSION AND RELATED LIABILITIES	—	12.0	348.0	—	360.0
INTERGROUP PAYABLE	80.1	1,252.8	6,224.6	(7,557.5)	—
DEFERRED INCOME TAXES	(27.6)	44.4	37.8	—	54.6
OTHER LIABILITIES	18.1	17.6	136.6	—	172.3

Total liabilities	2,913.0	1,438.3	7,636.8	(7,557.5)	4,430.6
MINORITY INTEREST	—	—	54.9	—	54.9
STOCKHOLDERS' EQUITY
Common stock	—	285.3	70.0	(355.3)	—
Paid-in capital	889.3	244.5	1,198.8	(1,484.3)	848.3
Accumulated other comprehensive ncome	102.7	7.0	196.9	—	306.6
Accumulated deficit	(56.8)	(163.7)	(86.7)	—	(307.2)

Total stockholders' equity	935.2	373.1	1,379.0	(1,839.6)	847.7
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,848.2	$1,811.4	$9,070.7	$(9,397.1)	$5,333.2

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED March 31, 2005
(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$27.1	$0.8	$14.2	$42.1
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	7.5	45.7	53.2
Amortization of deferred financing costs	0.1	0.6	1.8	2.5
Write-off of deferred debt issuance costs	—	—	—	—
Minority Interest	—	—	(0.8)	(0.8)
Foreign exchange loss (gain)	(37.3)	—	(4.6)	(41.9)
Deferred income taxes	6.7	6.3	5.2	18.2
Fair value adjustments of derivatives	(6.5)	—	(1.1)	(7.6)
Bad debt provision	—	0.2	—	0.2
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(11.5)	—	(11.5)
Inventories	—	(8.8)	(3.1)	(11.9)
Prepaid expenses and other assets	—	0.9	(13.8)	(12.9)
Accounts payable	—	12.1	(19.9)	(7.8)
Income taxes payable	—	1.3	(0.3)	1.0
Accrued expenses and other liabilities	35.4	(43.7)	(21.8)	(30.1)

Net cash provided by (used in) operating activities	25.5	(34.3)	1.5	(7.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	—	—	—
Capital expenditures, excluding capital leases	—	(4.2)	(31.5)	(35.7)
Proceeds on sale of property, plant and equipment	—	—	0.2	0.2
Net insurance proceeds from fire damage	—	—	—	—

Net cash used in investing activities	—	(4.2)	(31.3)	(35.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	(0.5)	—	0.5	—
Proceeds from senior secured revolving credit facility	260.0	—	—	260.0
Repayment of senior secured revolving credit facility	(85.0)	—	—	(85.0)
Payments on long-term debt	—	—	(5.9)	(5.9)

Net cash used in financing activities	174.5	—	(5.4)	169.1

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2.8)	—	2.4	(0.4)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	197.2	(38.5)	(32.8)	125.9
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79.0	48.2	(15.8)	111.4

CASH AND CASH EQUIVALENTS, END OF PERIOD	$276.2	$9.7	$(48.6)	$237.3

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004
(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$0.4	$4.3	$10.3	$15.0
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	5.6	8.2	13.8
Amortization of deferred financing costs	0.1	0.3	0.1	0.5
Write-off of deferred debt issuance costs	—	—	—	—
Foreign exchange loss (gain)	0.1	—	(12.4)	(12.3)
Deferred income taxes	0.3	3.5	—	3.8
Fair value adjustments of derivatives	(1.6)	—	(0.7)	(2.3)
Bad debt provision	—	0.6	—	0.6
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(19.1)	(4.6)	(23.7)
Inventories	—	(3.0)	(1.7)	(4.7)
Prepaid expenses and other assets	—	(2.4)	(0.7)	(3.1)
Accounts payable	—	(1.5)	0.6	(0.9)
Income taxes payable	—	(0.3)	3.1	2.8
Accrued expenses and other liabilities	42.8	(33.0)	2.0	11.8

Net cash provided by (used in) operating activities	42.1	(45.0)	4.2	1.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	—	—	—
Capital expenditures	—	(3.9)	(2.8)	(6.7)
Proceeds on sale of property, plant and equipment	—	—	—	—
Net insurance proceeds from fire damage	—	—	—	—

Net cash used in investing activities	—	(3.9)	(2.8)	(6.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	—	—	—	—
Proceeds from long-term debt, net of issuance costs	—	—	—	—
Payments on long-term debt	(1.3)	—	(3.2)	(4.5)

Net cash used in financing activities	(1.3)	—	(3.2)	(4.5)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.2)	—	(0.2)	(0.4)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	40.6	(48.9)	(2.0)	(10.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	(43.1)	79.2	6.6	42.7

CASH AND CASH EQUIVALENTS, END OF PERIOD	$(2.5)	$30.3	$4.6	$32.4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to the Dynamit Nobel Acquisition consummated on July 31, 2004. In connection with the Dynamit Nobel Acquisition, we entered into new financing arrangements and significantly altered our capital structure. The historical financial information of Rockwood during the periods prior to the Dynamit Nobel Acquisition included in this Quarterly Report does not reflect the significant impact the Dynamit Nobel Acquisition has had and will have on us. The results of operations of Dynamit Nobel for the three-months ended March 31, 2005 are included in our consolidated financial statements for the three months ended March 31, 2005.

        The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth under "Business—Risk Factors" and "Information Concerning Forward-Looking Statements." You should read the following discussion and analysis together with "Selected Financial Data," and our consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report. Amounts may not recalculate due to rounding differences.

        Given the significance of the Dynamit Nobel Acquisition we have included a limited discussion of the results of our operations on a pro forma basis as if the Dynamit Nobel Acquisition had taken place at January 1, 2004. See "—Results of Operations—Pro Forma Net Sales, Net Income (Loss) and Adjusted EBITDA" below. The results of operations on a pro forma basis also assumes the pigments and dispersions acquisition and the Groupe Novasep combination had also taken place at January 1, 2004.

General

        We are a global developer, manufacturer and marketer of technologically advanced, high value-added specialty chemicals and advanced materials. We serve more than 60,000 customers across a wide variety of industries and geographic areas. Since the completion of the Dynamit Nobel acquisition, we operate through seven business segments: (1) Performance Additives; (2) Specialty Compounds; (3) Electronics; (4) Specialty Chemicals; (5) Titanium Dioxide Pigments; (6) Advanced Ceramics; and (7) Groupe Novasep. Of these seven segments, we acquired Specialty Chemicals, Titanium Dioxide Pigments, Advanced Ceramics and Groupe Novasep (then known as our Custom Synthesis segment) in the Dynamit Nobel acquisition.

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

        We financed the Dynamit Nobel Acquisition primarily through the proceeds of net equity investments in Holdings of $404.0 million from KKR and DLJMB, term loans of approximately $1,454.2 million and a senior subordinated loan facility of approximately $854.5 million, as described in detail under "—Liquidity and Capital Resources" below. Also, we refinanced significant portions of this indebtedness with indebtedness bearing lower interest rates. Nonetheless, as a result of the Dynamit Nobel Acquisition, our interest expense currently is, and will continue to be, higher than it was prior to the Dynamit Nobel Acquisition.

        We are focused on increasing sales, improving productivity, reducing costs, expanding margins and reducing debt. In connection with this focus, since the KKR acquisition, among other things:

  •
  we reduced overhead costs and eliminated management redundancies. We have begun to implement plans to cut costs, reduce overhead and eliminate duplicative positions in the acquired Dynamit Nobel businesses and the acquired pigments and dispersions business of Johnson Matthey Plc. For example, we closed the former headquarters of Dynamit Nobel in Troisdorf, Germany and will close the New Lebanon, New York manufacturing facility of our Advanced Ceramics segment in May 2005 and implement other restructuring measures at our Specialty Chemicals and Groupe Novasep segments. In addition, we eliminated 40 positions in connection with the acquisition of the pigments and dispersions business. In total, we expect to achieve annual cost savings of approximately $17.0 million of which we already realized $3.0 million in 2004, in connection with these and other actions;

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

  •
  The continued growth in demand in certain North American end-use markets, such as construction, contributed to an increase in sales, specifically in our Color Pigments and Services and Timber Treatment Chemicals businesses. In particular, a continuing trend towards the increased use of colored concrete products in the North American construction market has had a positive effect on our Color Pigments and Services business line. Timber Treatment Chemicals also benefited from high levels of activity in home improvement areas, although growth in demand for treated wood has been impacted by the increasing use of wood substitutes and poor weather during the first quarter in many regions.

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

  •
  The change in the market to environmentally advanced wood treatment chemical products, such as alkaline copper quaternary, or ACQ, and the phase out of chromated copper arsenate, or CCA, for residential use have had a positive impact on our Timber Treatment Chemicals business, which is a leading supplier of these higher margin products.

  •
  In recent years, we exited a number of lower margin product lines in our Clay-based Additives business, which negatively impacted our net sales. We are now focusing on increasing high margin specialty applications to offset these lost sales.

  •
  Raw material costs have increased in general in the Performance Additives segment in 2004 and continue to trend upward in 2005, particularly in the Timber Treatment Chemicals and Color Pigments and Services businesses. Increased raw material costs for copper and mono-ethanolamine, primary components in the ACQ production process, are expected to continue to increase in the near future. The ability to continue to pass on some or all of these increases is uncertain.

  Specialty Compounds

  •
  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Sales of these products improved moderately in the second half of 2004 and continued moderate gains in the first quarter of 2005.

  •
  Most of the other end-use markets for which Specialty Compounds' products are used generally track growth of gross domestic product. We are focusing more of our efforts towards increasing high margin specialty applications to offset this impact, in particular, thermoplastic elastomers, and less of our efforts in regulated packaging because we have been unable to successfully penetrate this market to date.

  •
  Raw material costs have increased in the Specialty Compounds segment during 2004 and continue to trend upward in 2005. This is particularly true with respect to PVC resin and plasticizers prices, primary components in the production of wire and cable products. Also, the price of ammonium octamolybdate, another key raw material used in the production of wire and cable products, has increased in 2005 and we expect this trend to continue. The ability to pass on some or all of these increases is uncertain.

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

  •
  Demand for our lithium products in the Fine Chemical business line of our Specialty Chemicals segment is generally driven in part by demand of lithium carbonate in industrial applications, the aluminum business, battery products and higher general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Market conditions for lithium products in the industries served were stable in 2004. Through the first quarter of 2005, we have experienced price increases related to a key raw material used in producing metal sulfides. Pricing for lithium products is very competitive, particularly in the butyllithium market.

  •
  Both the Surface Treatment and Fine Chemicals businesses have a well diversified base of customers and end use markets and are well positioned to take advantage of growth opportunities.

  Titanium Dioxide Pigments

  •
  Demand for our titanium dioxide products in anatase form is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile form and our functional additives is driven by demand in the coatings, paper and plastics industries. Volumes sold of our titanium dioxide products in anatase form increased from mid-2002 through 2004. In contrast, volumes sold of our titanium dioxide products in rutile form remained flat in 2004. We have experienced a decrease in volume in our titanium dioxide business line in early 2005 due, in part, to the lower cost of cotton, which has negatively affected demand for synthetic fibers and in turn our products. In addition, a significant portion of our sales generated in Asia are denominated in euro and, the strengthening of the euro may negatively impact our net sales in this region in 2005 by either resulting in pricing pressure or loss of customers.

  •
  During 2004 we experienced pricing pressure in Europe from global suppliers and in Asia from Chinese suppliers related to titanium dioxide products in anatase form. We also experienced pricing pressures on our titanium products in rutile form.

  Advanced Ceramics

  •
  Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the U.S. As a result of this demographic as well as our market share penetration, the volume of our products used in medical device applications sold has experienced double-digit growth each year since 2001. We expect demand for ceramic components in artificial hip joints to continue to increase.

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

Global Exposure

        We operate a geographically diverse business. Of our 2004 pro forma net sales, 50% were by shipments to Europe, 34% to North America (predominately the United States) and 16% to the rest of the world.

        We estimate that we sold to customers in more than 25 countries during this period. Currently, we serve our diverse and extensive customer base with over 99 manufacturing facilities in 25 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability.

        Our sales and production costs are mainly denominated in U.S. dollars or euros. Therefore, our results of operations and financial condition have been historically impacted primarily by the fluctuation of the euro against our reporting currency, the U.S. dollar. The recent increase in the value of the euro has had a positive impact on our net sales, gross profit and operating income reported in our consolidated statements of operations for the quarters ended March 31, 2005 and March 31, 2004, as a result of our euro-denominated operations being translated into U.S. dollars, and has had a positive impact on the "foreign exchange gain, net" component of "other income(expenses) "as a result of our euro-denominated debt being translated into U.S. dollars. Historically, however, our pro forma operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions, particularly in our Groupe Novasep segment.

Raw Materials

        Raw materials constituted approximately 48% of our 2004 pro forma cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 5% of our pro forma cost of products sold in 2004. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to continue to pass on some or all of the raw material price increases to our customers.

Energy Costs

        In 2004, energy purchases represented approximately 4% of Rockwood's historical cost of products sold and 5% of Dynamit Nobel's historical cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. In 2004, natural gas prices were volatile in North America and have been increasing in the first quarter of 2005. Energy cost increases have been mainly due to global political conditions and extreme weather conditions. In contrast, natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable.

Income Taxes

        As of March 31, 2005, we have global tax loss carryforwards (excluding state and local amounts) of approximately $404.4 million, of which $195.3 million expire in years 2007 through 2024 and $209.1 million have no current expiration date. For financial reporting purposes, a valuation allowance has been recognized to reduce the deferred tax assets related to certain tax loss carryforwards for which it is more likely than not that the related tax benefits will not be realized. Our net deferred tax assets include certain amounts of tax loss carryforwards as well as certain tax deductible temporary differences which we believe are realizable through a combination of forecasted future taxable income, reversal of deferred tax liabilities and anticipated tax planning strategies. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining recorded net deferred tax assets.

        Based on the U.S. income generated in the first quarter of 2005, $14.0 million of the valuation allowance has been reversed. $8.9 million of the reversal related to the anticipated utilization of acquired net operating losses has been recorded as a reduction to goodwill. The remaining reduction in the valuation allowance of $5.1 million has been reflected as a reduction in income tax expense.

Acquisitions

        Since February 2002, pursuant to our business strategy of achieving profitable growth through selective acquisitions, we have acquired seven businesses at purchase prices ranging from approximately $3.0 million (a Canadian color pigments asset acquisition by our Performance Additives segment) to $2,274.0 million (the four businesses of Dynamit Nobel); and combined the three business lines of our Custom Synthesis segment (now known as Groupe Novasep segment) with the acquired businesses of Groupe Novasep SAS.

        We accounted for the Dynamit Nobel Acquisition using the purchase method of accounting. We have allocated the estimated total purchase price to the assets acquired and liabilities assumed of Dynamit Nobel based on management's estimates of their fair values. We retained independent valuation specialists to assist in the determination of fair value of a significant portion of these assets, including property, plant and equipment and identified intangible assets. The consolidated statements of operations for the three months ended March 31, 2005 reflect the results of Dynamit Nobel. See Item 1—Financial Statements and Supplementary Data—Note 2—Acquisitions, Note 5—Goodwill and Note 6—Other Intangible Assets.

        The allocation of the purchase price to the identifiable assets acquired is complete, except the purchase price is subject to possible post-closing adjustments, including adjustments related to Closing Net Financial Debt and Closing Working Capital (as each term is defined in the Sale and Purchase Agreement dated April 19, 2004). mg technologies ag has notified the Company of several adjustments which would result in the Company paying an additional €31.5 million ($40.9 million); however, the Company has notified mg technologies of counterclaims in the aggregate of €34.7 million ($45.1 million). We believe the potential future consideration due to mg technologies ag ranges from $0 to approximately $30.0 million dollars. Given the complexities of the underlying claims, our inability to predict the success of negotiating a resolution and the possibility of eventual arbitration of some or all of the claims, we believe that no estimate within this range is better than another. We expect to finalize the post-closing adjustments within the next twelve months. Finalization of this amount may change the recorded amount of goodwill, net of tax, as applicable.

        The excess of the total purchase price over the fair value of the net assets acquired at closing has been allocated to goodwill and this indefinite-lived asset is subject to annual impairment review. Based on the allocation of the total estimated purchase price, goodwill in the transaction totaled $931.6 million as of the acquisition date.

        In December 2004, we completed a combination (total purchase price of approximately $148.2 million including assumed debt of $48.6 million; cash purchase price including fees and acquisition costs of $74.5 million; and the shares contributed to the management of the new combined company valued at $39.7 million less cash acquired of $14.6 million) of the three business lines of our Custom Synthesis segment (now known as our Groupe Novasep segment) with Groupe Novasep SAS, or Groupe Novasep. As a result of the combination, we own approximately 79% of the combined new Groupe Novasep. We believe this combination strengthens this segment by joining together Groupe Novasep's proprietary separation technologies with our capabilities of developing and manufacturing advanced intermediates and active ingredients for the pharmaceutical and performance chemical industries, which we expect will position us better in this highly competitive market.

        We accounted for the Groupe Novasep combination using the purchase method of accounting. We have allocated the total estimated purchase price to the assets acquired and liabilities assumed of Groupe Novasep SAS. We have not finalized the estimated fair value of the assets acquired and liabilities assumed although values of inventory, identified intangible assets, and property, plant and equipment are completed. We expect to complete our research and fair value estimates on remaining purchase price components by the third quarter of 2005.The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill and this indefinite lived asset is subject to annual impairment review. Based on the preliminary allocation of the total estimated purchase price, goodwill in the transaction totaled $60.9 million as of the combination date. We expect this amount will change at a subsequent date when we finalize the purchase accounting for the Groupe Novasep combination. The consolidated statements of operations for the three months ended March 31, 2005 reflect the results of Groupe Novasep. See Item 1—Financial Statements and Supplementary Data—Note 2—Acquisitions, Note 5—Goodwill and Note 6—Other Intangible Assets.

Special Charges

        During the periods presented, we have incurred certain special charges, substantially in connection with the process of refocusing and restructuring the historic Rockwood businesses after the completion of the KKR acquisition and the establishment of the post-acquisition corporate entity that incorporates the four business segments acquired in the Dynamit Nobel Acquisition. These items include the following:

  •
  Non-recurring charges/gains:

  —
  Systems/organization establishment expenses: These expenses include $0.3 million incurred during 2005 relating to the integration of our 2004 acquisitions and professional fees of $0.9 million incurred during 2005 in connection with the initial implementation of systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002. We have previously estimated non-recurring costs of approximately $2.6 million remaining to complete initial Sarbanes-Oxley compliance. However, this estimate was prepared based on our original compliance timetable of the year ending December 31, 2005. Given the recent extension of the compliance deadline until the year ended December 31, 2006, and the expectations articulated in SEC Release 33-8545 that announced this extension, we are reevaluating the scope and estimated cost of our documentation and initial compliance plan.

  •
  Inventory write-up reversal: Under Statement of Financial Accounting Standard No. 141, Business Combinations, all inventories acquired in an acquisition must be revalued to "fair value." In connection with the Groupe Novasep combination, we allocated approximately $3.3 million of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit, including currency effects, of $2.8 million during the first quarter of 2005, as the inventory was sold in the normal course of business. We expect the remaining $0.5 million to be charged to gross profit during the second quarter of 2005.

  •
  Non-cash charges:

  —
  Foreign exchange gains: During the periods presented, we have recorded foreign exchange gains primarily related to our long-term debt less cash. These amounts reflect $41.9 million and $12.2 million during the three months ended March 31, 2005 and 2004, respectively for the non-cash translation impact on our euro-denominated debt resulting from the weakening of the euro against the U.S. dollar during these periods.

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

        We also use Adjusted EBITDA on a segment basis as the primary measure used by our chief decision maker to evaluate the ongoing performance of our business segments and reporting units. On a segment basis, we define Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges determined by our senior management to be non-recurring gains and charges and certain items deemed by our senior management to have little or no bearing on the day-to-day operating performance of our business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement.

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

Results of Operations

Actual Results of Operations

        The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth below), including as a percentage of net sales, for the periods presented. See Note 3 to Rockwood's unaudited condensed financial statements included in Item 1, Financial Statements, for segment information and reconciliation to consolidated net income.

	Three Months Ended March 31,
(dollars in millions)
	2005	2004
Statement of operations data:
Net sales:
Performance Additives	$159.5	$139.1
Specialty Compounds	58.1	47.9
Electronics	42.8	40.4
Specialty Chemicals	220.0	—
Titanium Dioxide Pigments	104.5	—
Advanced Ceramics	91.9	—
Groupe Novasep	92.9	—

Total net sales	769.7	227.4
Gross profit	225.6	62.4
	29.3%	27.4%
Selling, general and administrative expenses	150.2	35.2
	19.5%	15.5%
Restructuring charges	2.9	—
Operating income (loss):
Performance Additives	23.0	24.9
	14.4%	17.9%
Specialty Compounds	5.9	5.4
	10.2%	11.3%
Electronics	0.7	1.6
	1.6%	4.0%
Specialty Chemicals	30.8	—
	14.0%
Titanium Dioxide Pigments	11.7	—
	11.2%
Advanced Ceramics	13.9	—
	15.1%
Groupe Novasep	(1.5)	—
	(1.6%)
Corporate costs	(12.0)	(4.7)

Total operating income	72.5	27.2
	9.4%	12.0%
Other (expense) income:
Interest expense, net	(48.2)	(16.6)
Foreign exchange gain, net	41.9	12.2

Income before taxes and minority interest	66.2	22.8
Income tax provision	24.9	7.8

Net income before minority interest	41.3	15.0
Minority interest	0.8	—

Net income	$42.1	$15.0

Adjusted EBITDA:
Performance Additives	34.2	32.1
	21.4%	23.1%
Specialty Compounds	7.3	6.8
	12.6%	14.2%
Electronics	5.8	6.6
	13.6%	16.3%
Specialty Chemicals	43.0	—
	19.5%
Titanium Dioxide Pigments	20.9	—
	20.0%
Advanced Ceramics	21.4	—
	23.3%
Groupe Novasep	10.2	—
	11.0%
Corporate costs	(9.6)	(4.4)

Total Adjusted EBITDA	$133.2	$41.1

        The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three Months ended March 31, 2005 versus 2004
(dollars in millions)	Total	% Change	FX Effect(1)	Acquisitions Divestitures net(2)	Other
Statement of operations data:
Net sales:
Performance Additives	$20.4	14.7%	$2.0	$16.3	$2.1
Specialty Compounds	10.2	21.3%	0.7	—	9.5
Electronics	2.4	5.9%	1.3	—	1.1
Specialty Chemicals	220.0		—	220.0	—
Titanium Dioxide Pigments	104.5		—	104.5	—
Advanced Ceramics	91.9		—	91.9	—
Groupe Novasep	92.9		—	92.9	—

Total net sales	542.3	238.5%	4.0	525.6	12.7
Gross profit	163.2	261.5%	0.9	160.7	1.6
Selling, general and administrative expenses	115.0	326.7%	0.8	108.7	5.5
Restructuring charges	2.9		—	0.5	2.4

Total operating expenses	117.9	334.9%	0.8	109.2	7.9
Operating income (loss):
Performance Additives	(1.9)	-7.6%	0.3	1.3	(3.5)
Specialty Compounds	0.5	9.3%	0.1	—	0.4
Electronics	(0.9)	-56.3%	(0.2)	—	(0.7)
Specialty Chemicals	30.8		—	30.8	—
Titanium Dioxide Pigments	11.7		—	11.7	—
Advanced Ceramics	13.9		—	13.9	—
Groupe Novasep	(1.5)		—	(1.5)	—
Corporate costs	(7.3)	155.3%	—		(7.3)

Total	45.3	166.5%	0.2	56.2	(11.1)
Other income (expenses):
Interest expense,net	(31.6)	190.4%	0.4	(6.0)	(26.0)
Foreign exchange gain, net	29.7		—	—	29.7

Income before taxes and minority interest	43.4
Income tax provision	17.1
Net income before minority interest	26.3
Minority interest	0.8
Net income (loss):
Performance Additives	0.4
Specialty Compounds	1.6
Electronics	(0.1)
Specialty Chemicals	6.9
Titanium Dioxide Pigments	1.9
Advanced Ceramics	2.8
Groupe Novasep	(3.1)
Corporate costs	16.7

Total	27.1
Adjusted EBITDA:
Performance Additives	2.1	6.5%	0.5	2.2	(0.6)
Specialty Compounds	0.5	7.4%	0.1	—	0.4
Electronics	(0.8)	-12.1%	(0.1)	—	(0.7)
Specialty Chemicals	43.0		—	43.0	—
Titanium Dioxide Pigments	20.9		—	20.9	—
Advanced Ceramics	21.4		—	21.4	—
Groupe Novasep	10.2		—	10.2	—
Corporate costs	(5.2)	118.2%	—	—	(5.2)

Total	$92.1	224.1%	$0.5	$97.7	$(6.1)

(1)
The foreign exchange effect was calculated based on the change in the euro to U.S. dollar exchange rate for the applicable period.

(2)
The acquisition effect represents the current year inclusion of three months of operations for the segments acquired as part of the Dynamit Nobel Acquisition as well as other acquisitions consummated in 2004.

Three months ended March 31, 2005 compared with three months ended March 31, 2004

        Overview

        Net sales increased $542.3 million primarily as a result of the Dynamit Nobel Acquisition ($479.2 million) as well as other 2004 acquisitions consummated after the first quarter of 2004 ($46.4 million). Net sales also increased by $4.0 million due to currency changes. The remaining sales improvement of $12.7 million or 5.6% was primarily in the Performance Additives and the Specialty Compounds segments (aggregating $11.6 million) due to the impact of higher selling prices ($6.7 million) to offset higher raw material costs, and volume increases in the Specialty Compounds segment.

        Gross profit increased $163.2 million primarily as a result of the Dynamit Nobel Acquisition as well as other 2004 acquisitions ($160.7 million). Gross profit increased by $0.9 million due to currency changes. The remaining improvement was due to sales increases offset by raw material cost increases.

        Operating income increased $45.3 million with $56.2 million due to acquisitions and $0.2 million due to currency changes. The remaining decrease of $11.1 million was due to special charges aggregating $4.7 million and higher central costs to operate the significantly larger business due to the acquisitions and higher amortization expense from purchase accounting.

        Adjusted EBITDA increased $92.1 million due to the effect of acquisitions ($97.7 million) offset by higher corporate costs ($5.2 million).

Net sales

        Performance Additives.    Net sales for our Performance Additives segment increased $20.4 million over the prior period primarily due to acquisitions ($16.3 million). Net sales also increased by $2.0 million due to currency changes. The remaining increase of $2.1 million or 1.7% was due to the impact of higher selling prices to offset higher raw material costs.

        Specialty Compounds.    Net sales for our Specialty Compounds segment increased $10.2 million or 21.3% over the prior period including the impact of higher selling prices ($4.3 million) to offset higher raw material costs. The remaining increase was primarily due to stronger sales volume in our wire and cable compounds business.

        Electronics.    Net sales for our Electronics segment increased $2.4 million over the prior year period with $1.3 million due to currency changes. Despite $0.8 million of price declines from continued pricing pressures in the wafer reclaim business, a remaining increase of $1.1 million or 2.5% occurred due to increases in sales volumes.

Gross profit

        Gross profit increased $163.2 million primarily due to acquisitions ($160.7 million). Gross profit increased by $0.9 million due to currency changes. The remaining increase in gross profit of $1.6 million occurred as the remaining sales improvement above was offset primarily by higher raw material costs of $8.3 million ($4.7 million in the Specialty Compounds segment due to PVC resin and ammonium octamolybdate cost increases, $3.5 million in the Performance Additives segment due to higher copper costs in the Timber Treatment Chemicals business and higher costs in the Color Pigments and Services business and $0.1 million in the Electronics business) as well as by higher manufacturing costs.

        Gross profit as a percentage of net sales was 29.3% in the first quarter of 2005 versus 27.4% in the first quarter of 2004 due to the inclusion of the Dynamit Nobel businesses which have a higher average gross margin percentage than the historical Rockwood businesses (offset by higher selling, general and administrative expenses as a percentage of net sales in the Dynamit Nobel businesses versus the historical Rockwood businesses), and offset in part by the impact of the higher raw material costs.

        Selling, general and administrative expenses

        Selling, general and administrative expenses, or SG&A, increased $115.0 million primarily due to the acquisitions ($108.7 million), as well as $0.8 million due to currency changes. The remaining increase of $5.5 million was due primarily to special charges, aggregating $1.8 million, primarily related to the integration of the Dynamit Nobel Acquisition and costs for initial compliance with Sarbanes-

Oxley as well as $7.3 million of higher central costs to operate the significantly larger business resulting from the acquisitions.

        SG&A expenses as a percentage of net sales were 19.5% in the first quarter of 2005 as compared to 15.5% for the first quarter of 2004, primarily due to the inclusion of the Dynamit Nobel businesses which have higher weighted average SG&A expenses as a percentage of net sales than the historical Rockwood businesses.

        Restructuring charges

        We recorded $2.9 million of restructuring charges in the first quarter of 2005 for miscellaneous restructuring actions, primarily in the Performance Additives segment including the announced closure of our Baulking facility in the Clay Based Additives business.

        Operating income

        Performance Additives.    Operating income decreased $1.9 million despite the $1.3 million favorable impact of acquisitions due to $2.4 million of restructuring charges with the balance primarily due to the higher raw material costs described above.

        Specialty Compounds.    Operating income increased $0.5 million primarily due to the increase in net sales partially offset by the higher PVC and AOM raw material costs discussed above.

        Electronics.    Operating income decreased $0.9 million primarily due to the pricing pressures in the wafer reclaim business.

        Corporate.    Operating loss at Corporate increased $7.3 million primarily due to the special charges and higher central costs discussed in "SG&A" above.

        Other income (expenses)

        Interest expense, net.    For the first quarter of 2005 and 2004, interest expense, net, increased $31.6 million. The first quarter of 2005 and 2004 included a gain of $7.6 million and $2.3 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross currency hedging instruments as well as $2.5 million and $0.5 million, respectively, of amortization expense related to deferred financing costs. The remaining increase of $34.9 million was primarily due to higher debt levels from the Acquisitions.

        Foreign exchange gain.    In the first quarter of 2005, the foreign exchange gains increased by $29.7 million reflecting the non-cash currency impact on our euro-denominated debt due to the weaker euro as of March 31, 2005 versus December 31, 2004.

        Provision for income taxes

        The effective income tax rate for the first quarter of 2005 and 2004 was 37.6% and 34.2%, respectively. The effective tax rate in the first quarter of 2005 was favorably impacted by the reversal of $5.1 million of valuation allowances related to US federal income generated. The effective tax rate in both periods was impacted by the recording of valuation allowances in certain other jurisdictions as well as the impact of foreign tax rate differentials.

        Minority interest

        Minority interest income represents the minority interest portion of the Groupe Novasep segment net loss in the first quarter of 2005.

        Net income

        Net income for the first quarter of 2005 was $42.1 million as compared to net income of $15.0 million for the first quarter of 2004 for the reasons described above.

        Adjusted EBITDA

        Performance Additives.    Adjusted EBITDA for our Performance Additives segment increased from $32.1 million to $34.2 million, or 6.5%, primarily due to a $0.7 million impact from acquisitions and $0.5 million from currency changes.

        Specialty Compounds.    Adjusted EBITDA for our Specialty Compounds segment increased from $6.8 million to $7.3 million or 7.4% primarily due to stronger wire and cable volume. Higher raw material prices, partially offset by higher selling prices described above, negatively impacted Adjusted EBITDA.

        Electronics.    Adjusted EBITDA for our Electronics segment decreased from $6.6 million to $5.8 million or (12.1%) primarily due to $0.8 million in selling price decreases.

        Corporate.    Adjusted EBITDA loss at Corporate increased from $4.4 million to $9.6 million due to higher central costs to operate the significantly larger business due to the Dynamit Nobel Acquisition.

Reconciliation of Net Income to Adjusted EBITDA

        Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended March 31,
(millions)
	2005	2004
Net income	$42.1	$15.0
Income tax provision	24.9	7.8
Interest, net	48.2	16.7
Depreciation and amortization	53.2	13.8
Restructuring and related charges	2.9	—
Inventory write-up reversal	2.8	—
CCA litigation	0.4	—
Systems/organization establishment expenses	1.2	—
Cancelled acquisition and disposal costs	0.2	—
Foreign exchange gain	(41.9)	(12.2)
Minority interest	(0.8)	—

Total Adjusted EBITDA	$133.2	$41.1

Pro Forma Net Sales, Net Income (Loss) and Adjusted EBITDA

Actual three months ended March 31, 2005 compared with pro forma three months ended March 31, 2004

	Three Months Ended March 31,
(millions)
	2005	2004
	(Actual)	(Pro Forma)
Net sales:
Performance Additives	$159.5	$155.0
Specialty Compounds	58.1	47.9
Electronics	42.8	40.4
Specialty Chemicals	220.0	187.9
Titanium Dioxide Pigments	104.5	109.2
Advanced Ceramics	91.9	86.6
Groupe Novasep	92.9	72.3

Total	$769.7	$699.3

Net Income (Loss):
Performance Additives	$10.8	$11.1
Specialty Compounds	5.3	3.4
Electronics	0.6	0.6
Specialty Chemicals	6.9	4.8
Titanium Dioxide Pigments	1.9	2.6
Advanced Ceramics	2.8	—
Groupe Novasep	(3.1)	(0.2)
Corporate	16.9	(13.6)

Total	$42.1	$8.7

Adjusted EBITDA:
Performance Additives	$34.2	$34.6
Specialty Compounds	7.3	6.8
Electronics	5.8	6.6
Specialty Chemicals	43.0	37.0
Titanium Dioxide Pigments	20.9	20.4
Advanced Ceramics	21.4	19.4
Groupe Novasep	10.2	13.3
Corporate	(9.6)	(9.7)

Total	$133.2	$128.4

	Change: Pro Forma Three Months Ended March 31, 2005 vs. March 31, 2004
(millions)	Total Change In $	Total Change in %	Foreign Exchange Effect in $	Other Change in $	Other Change in %
Pro forma net sales:
Performance Additives	$4.5	2.9%	$2.0	$2.5	1.6%
Specialty Compounds	10.2	21.3%	0.7	9.5	19.8%
Electronics	2.4	5.9%	1.3	1.1	2.7%
Specialty Chemicals	32.1	17.1%	8.9	23.2	12.3%
Titanium Dioxide Pigments	(4.7)	-4.3%	5.2	(9.9)	-9.1%
Advanced Ceramics	5.3	6.1%	4.3	1.0	1.2%
Groupe Novasep	20.6	28.5%	4.8	15.8	21.9%

Total	$70.4	10.1%	$27.2	$43.2	6.2%

Pro forma Net Income:
Performance Additives	$(0.3)	-2.7%
Specialty Compounds	1.9	55.9%
Electronics	—	0.0%
Specialty Chemicals	2.1	43.8%
Titanium Dioxide Pigments	(0.7)	-26.9%
Advanced Ceramics	2.8	—
Groupe Novasep	(2.9)	1450.0%
Corporate	30.5	-224.3%

Total	$33.4	383.9%

Pro forma Adjusted EBITDA:
Performance Additives	$(0.4)	-1.2%	$0.5	$(0.9)	-2.6%
Specialty Compounds	0.5	7.4%	0.1	0.4	5.9%
Electronics	(0.8)	-12.1%	(0.1)	(0.7)	-10.6%
Specialty Chemicals	6.0	16.2%	2.3	3.7	10.0%
Titanium Dioxide Pigments	0.5	2.5%	1.1	(0.6)	-2.9%
Advanced Ceramics	2.0	10.3%	1.2	0.8	4.1%
Groupe Novasep	(3.1)	-23.3%	0.4	(3.5)	-26.3%
Corporate	0.1	-1.0%	(0.2)	0.3	-3.1%

Total	$4.8	3.7%	$5.3	$(0.5)	-0.4%

Overview

        Net sales increased $70.4 million on a pro forma basis with $27.2 million due to currency changes. The remaining sales improvement of $43.2 million or 6.2% was primarily in the Specialty Chemicals segment, the Performance Additives segment and the Specialty Compounds segment due to the impact of higher selling prices in each of the segments to offset higher raw material costs, and volume increases in the Specialty Compounds segment. Net sales for our Groupe Novasep segment were favorably impacted by $12.5 million due to acquisitions made by Groupe Novasep after the first quarter of 2004. Titanium Dioxide Pigments sales were down due to weaker demand for synthetic fiber caused by lower prices for cotton, which are a competing fiber.

        Adjusted EBITDA increased $4.8 million on a pro forma basis with $5.3 million due to currency changes. The remaining decrease was $0.5 million. Gross profit was down slightly as higher selling prices were offset by higher raw material offset by slightly lower selling, general and administrative expenses were incurred at the operating segments.

        Net income on a pro forma basis increased by $33.4 million or 383.9% in the first quarter of 2005.

Pro Forma Net Sales

        Net sales on a pro forma basis increased $70.4 million with $27.2 million due to currency changes. The remaining sales improvement of $43.2 million or 6.2% is described in the segment discussions below.

        Performance Additives.    Net sales on a pro forma basis for our Performance Additives segment increased $4.5 million with $2.0 million due to currency changes. The remaining increase of $2.5 million or 1.6% was due to the impact of higher selling prices ($2.4 million), to offset higher raw material costs.

        Specialty Compounds.    Net sales for our Specialty Compounds segment increased $10.2 million or 21.3% over the prior period including the impact of higher selling prices ($4.3 million) to offset higher raw material costs. The remaining increase was primarily due to stronger sales volume in our wire and cable compounds business.

        Electronics.    Net sales for our Electronics segment increased $2.4 million over the prior year period with $1.3 million due to currency changes. The remaining increase of $1.1 million or 2.7% occurred despite $0.8 million of continued pricing pressures in the wafer reclaim business due to increases in sales volumes.

        Specialty Chemicals.    Net sales for our Specialty Chemicals segment increased $32.1 million on a pro forma basis over the prior period, including $8.9 million related to currency changes. The remaining increase of $23.2 million or 12.3% was primarily due to higher sales prices ($7.6 million) primarily in metal sulfide products realized due to the pass through of raw material cost increases and volume growth in the Surface Treatment businesses.

        Titanium Dioxide Pigments.    Net sales for our Titanium Dioxide Pigments segment decreased $4.7 million on a pro forma basis versus the prior year period, despite $5.2 million of favorable currency changes. The remaining decrease of $9.9 million or 9.1% was due to weaker demand for synthetic fiber caused by lower prices for cotton, a competing fiber.

        Advanced Ceramics.    Net sales for our Advanced Ceramics segment increased $5.3 million on a pro forma basis over the prior year period, including $4.3 million related to currency changes. The remaining increase of $1.0 million is primarily due to a better mix of medical products and Piezo applications.

        Groupe Novasep.    Net sales for our Groupe Novasep segment increased $20.6 million on a pro forma basis as compared to the prior year period. However, $12.5 million related to Novasep acquisitions made after the first quarter of 2004 and $4.8 million related to currency changes. The remaining net sales increase of $3.3 million was primarily due to solid performance from the new Groupe Novasep businesses offset by continued capacity utilization issues at the Rohner plant.

Pro Forma Net Income (Loss)

        Net income on a pro forma basis was $8.7 million in the first quarter of 2004. This amount included $11.1 million pro forma net income in the Performance Additives segment, $3.4 million pro forma net income in the Specialty Compounds segment, $0.6 million pro forma net income in the Electronics segment, $4.8 million pro forma net income in the Specialty Chemicals segment, $2.6 million pro forma net income in the Titanium Dioxide Pigments segment, $0.0 million in the Advanced Ceramics segment and $(0.2) million pro forma net loss in the Groupe Novasep segment. Also included in net income on a pro forma basis in 2004 were losses at Corporate of $13.6 million.

Pro Forma Adjusted EBITDA

        Adjusted EBITDA increased $4.8 million on a pro forma basis with $5.3 million due to currency changes. The remaining Adjusted EBITDA decrease of $0.5 million is described in the segment discussion below.

        Performance Additives.    Adjusted EBITDA on a pro forma basis for our Performance Additives segment decreased from $34.6 million to $34.2 million despite $0.5 million of favorable currency changes. The remaining decrease of $0.9 million was primarily due to the higher raw material prices partially offset by higher selling prices described above.

        Specialty Compounds.    Adjusted EBITDA for our Specialty Compounds segment increased from $6.8 million to $7.3 million or 7.4% primarily due to stronger wire and cable volume. Higher raw material prices, partially offset by higher selling prices described above, negatively impacted Adjusted EBITDA.

        Electronics.    Adjusted EBITDA for our Electronics segment decreased from $6.6 million to $5.8 million or 12.1% primarily due to $0.8 million in selling price decreases.

        Specialty Chemicals.    Adjusted EBITDA for our Specialty Chemicals segment increased $6.0 million on a pro forma basis over the prior period, including $2.3 million related to currency changes. The remaining increase of $3.7 million was primarily due to volume growth in the Surface Treatment businesses. Also, higher sales prices ($7.6 million) primarily in metal sulfide products were realized due to the pass through of raw material cost increases ($6.5 million).

        Titanium Dioxide Pigments.    Adjusted EBITDA for our Titanium Dioxide Pigments segment increased $0.5 million on a pro forma basis over the prior year period, with $1.1 million of favorable currency changes. The remaining decrease of $0.6 million was due to soft demand for synthetic fiber used in clothing caused by lower prices for cotton, a competing fiber, offset partially by cost reduction measures.

        Advanced Ceramics.    Adjusted EBITDA for our Advanced Ceramics segment increased $2.0 million on a pro forma basis over the prior year period, including $1.2 million related to currency changes. The remaining increase of $0.8 million is primarily due to a better mix of medical products and Piezo applications.

        Groupe Novasep.    Adjusted EBITDA for our Groupe Novasep segment decreased $3.1 million on a pro forma basis as compared to the prior year period despite $0.5 million of increases related to Novasep acquisitions made after the first quarter of 2004 and $0.4 million related to currency changes. The remaining decrease of $3.0 million was primarily due to continued capacity utilization issues at the Rohner plant partially offset by solid performance from the new Novasep businesses.

        Corporate.    Adjusted EBITDA loss at Corporate was relatively flat as higher central costs to operate the significantly larger business due to the Dynamit Nobel Acquisition were offset in part by savings from headcount reductions at the former Dynamit Nobel corporate headquarters.

Reconciliation of Pro Forma Net Income (Loss) to Pro Forma Adjusted EBITDA for the three months ended March 31, 2004

        Because we view Adjusted EBITDA on both a consolidated and segment basis as an operating performance measure, we use net income (loss) as the most comparable U.S. GAAP measure. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of pro forma net income (loss) to pro forma Adjusted EBITDA on a consolidated and segment basis for the three months ended March 31, 2004:

(in millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide	Advanced Ceramics	Groupe Novasep	Corporate	Consolidated
Three months ended March 31, 2004
Net income (loss)	$11.1	$3.4	$0.6	$4.8	$2.6	$—	$(0.2)	$(13.6)	$8.7
Income tax provision (benefit)	8.8	1.6	0.9	10.9	3.0	4.5	4.5	(3.0)	31.2
Interest expense, net	7.5	(0.1)	1.7	12.0	7.7	8.2	2.7	15.1	54.8
Depreciation and amortization	8.6	1.9	5.2	9.5	7.1	6.4	6.0	0.3	45.0
Restructuring and related charges	—	—	—	—	—	0.1	0.1	—	0.2
Foreign exchange gain	(1.4)	—	(1.8)	(0.2)	—	—	—	(9.0)	(12.4)
Other	—	—	—	—	—	0.2	0.2	0.5	0.9

Total Adjusted EBITDA	$34.6	$6.8	$6.6	$37.0	$20.4	$19.4	$13.3	$(9.7)	$128.4

Liquidity and Capital Resources

Cash Flows

        Unless otherwise noted, all amounts below which are denominated in currencies other than the U.S. dollar are converted at March 31, 2005 exchange rates.

        Operating Activities.    Net cash (used in) provided by operating activities was ($7.3) million and $1.3 million for the three months ended March 31, 2005 and 2004, respectively. Net cash from operating activities was unfavorable in 2005 from higher adjusted EBITDA due to the inclusion of the businesses acquired in the 2004 acquisitions, offset by an increase in working capital as our working capital requirements have historically increased during the first quarter of each year since our inception. That trend is magnified due to the acquisitions.

        Investing Activities.    Net cash used in investing activities was $35.5 million, excluding capital leases, and $6.7 million for the three months ended March 31, 2005 and 2004, respectively. Investing activities primarily represented capital expenditures, which increased due mostly to the Dynamit Nobel Acquisition.

        Financing Activities.    Net cash provided by (used for) financing activities was $169.1 million and $(4.5) million for the three months ended March 31, 2005 and 2004, respectively. Activity in the first quarter of 2005 substantially represented $175.0 million, net borrowed against our senior secured revolving credit facility for short-term liquidity needs. This balance has been reduced to $85.0 million as of May 16, 2005.

Liquidity

        Our primary source of liquidity has been and will continue to be cash generated from operations. Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. Our debt service requirements, and other contractual obligations and commitments over the next several years are significant and are substantially higher than historical amounts. We believe that our currently available sources of liquidity will be sufficient for these needs. Furthermore, any future major acquisitions, business combinations or similar transactions will likely require additional capital resources. If our present operating performance and current market conditions continue, we believe that such resources will be available to us for small transactions. We would need access to alternative sources of liquidity for larger acquisitions such as through additional borrowings, equity issuances or other sources. We may not have access to these sources of cash for a variety of reasons.

        We believe that based on current and anticipated levels of operations and conditions in our industry and markets, cash flows from operations and borrowings available under our revolving credit facility will be adequate for 2005 and the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. We are taking actions to reduce overhead and excess or unprofitable manufacturing capacity, in part to improve our long-term liquidity. As noted in the "General" section above, we are also applying the same initiatives used after the KKR Acquisition—reducing net working capital as a percentage of net sales through improved systems and manager incentives as well as implementation of stringent controls to help ensure that maintenance capital expenditures are appropriate and that expansion capital expenditures are in line with both capacity and market demands. We expect this to further improve our short and long-term liquidity. If our cash flow from operations and borrowings under our revolving credit facility were to be insufficient to fund our currently existing liquidity requirements, we may be forced to use other means available to us, such as reduce or delay capital expenditures and seek additional capital. We may not have adequate capital for working capital, future acquisitions, business combinations or similar transactions.

        As of March 31, 2005, we had actual total indebtedness of $3,237.2 million. This included borrowings of $175.0 million under the revolving credit facility to meet short-term liquidity needs, reduced to $85.0 million at May 16, 2005.

        Senior secured credit facilities.    The senior secured credit facilities, as amended, consist of:

  •
  tranche A-1 term loans in an aggregate principal amount of €39.1 million (or approximately $50.8 million) and tranche A-2 term loans in an aggregate principal amount of €170.4 million (or approximately $221.5 million), each maturing on July 30, 2011 and bearing interest at Group's option of either (i) Adjusted LIBOR plus 2.50% or (ii) ABR plus 1.25%;

  •
  tranche C term loans in an aggregate principal amount of €274.8 million (or approximately $357.1 million) maturing on July 30, 2012 and bearing interest of Adjusted LIBOR plus 3.00%;

  •
  tranche D term loans in an aggregate principal amount of $1,145.0 million maturing on July 30, 2012 and bearing interest at Group's option of either (i) Adjusted LIBOR plus 2.25% or (ii) ABR plus 1.00%; and

  •
  a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010, bearing interest at Group's option of either (i) Adjusted LIBOR plus 2.50% or (ii) ABR plus 1.25%.

        The U.S. dollar equivalents of term loans denominated in euros are shown based on the exchange rate on March 31, 2005 of €1.00=$1.2996. In each case, the interest rates per year (other than under the tranche C term loan facility) are subject to step-downs determined by reference to a performance test. Adjusted LIBOR is the London inter-bank offered rate adjusted for statutory reserves. ABR is the alternate base rate, which is the highest of Credit Suisse First Boston's prime rate and the federal funds effective rate plus 1/2 of 1%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the original principal amount. Tranche C and tranche D term loans are payable in January and July of each year at amounts equal to 0.5% of the original principal balance, with the remainder due at the final maturity date.

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

        2011 notes and 2014 notes.    The Company's 2011 notes have an aggregate principal amount of $375.0 million, and mature on May 15, 2011 and the 2014 notes have an aggregate principal amount of €375.0 million ($487.4 million) in the case of the euro notes and $200.0 million in the case of the dollar notes, and mature on November 15, 2014. Interest on both the 2011 notes and 2014 notes are payable semi-annually on May 15 and November 15. Interest on the 2011 notes accrues at the rate of 10.625% per year, and interest on the 2014 notes accrues at the rate of 7.625% in the case of euro notes and 7.500% in the case of dollar notes. Certain of our domestic subsidiaries guarantee the 2011 notes and 2014 notes on a senior subordinated unsecured basis.

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

        Covenant compliance.    In addition to the affirmative and restrictive covenants, the Company's senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA:

  •
  a maximum total leverage ratio: for the twelve-month period ended March 31, 2005, net debt to Adjusted EBITDA must be less than 6.95 to 1;

  •
  a minimum interest coverage ratio: for the twelve-month period ended March 31, 2005, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to-market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.60 to 1;

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

        We were in compliance with all of the above covenants as of March 31, 2005 and December 31, 2004.

        Given our use of Adjusted EBITDA (see—Special Note Regarding Non-GAAP Financial Measures for the definition of Adjusted EBITDA and management's uses of adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA:

	Three Months Ended March 31,
(millions)
	2005	2004
Net cash provided by (used in) operating activities	$(7.3)	$1.3
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	76.0	17.8
Current portion of income tax (benefit) provision	6.7	4.0
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	53.3	18.4
Restructuring and related charges	2.9	—
CCA Litigation	0.4	—
Systems/organization establishment expenses	1.2	—
Cancelled acquisition and disposal costs	0.2	0.2
Bad debt provision	(0.2)	(0.6)

Total Adjusted EBITDA	$133.2	$41.1

        Assumed debt.    Certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under eight euro-denominated term loan facilities that provide aggregate outstanding borrowings of approximately €15.6 million ($20.3 million) as of March 31, 2005. These term loans mature between 2006 and 2010 and bear annual interest rates ranging between 1.00% and 4.25% or EURIBOR plus 1.45% or LIBOR plus 0.39%. In addition, certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under nine term loan facilities denominated in other foreign currencies, including Swiss Francs, Taiwanese Dollars, Chinese Renminbi and Japanese Yen, providing for borrowings of an aggregate U.S. dollar equivalent amount of approximately $47.4 million as of March 31, 2005. These term loans mature between 2005 and 2011 and bear annual interest rates ranging between 1.38% and 4.02%. The term loan facilities described above contain customary events of default and some of them are secured by mortgages or accounts receivables.

        Additionally, Groupe Novasep (including subsidiaries) has three tranches of bank debt at the Novasep parent level totaling €13.0 million ($16.9 million) and $10.8 million ($27.7 million in total), each with a maturity date of 2010 and interest rates of EURIBOR plus 1.75% in the case of two of the tranches, and LIBOR plus 1.75% for the remaining tranche. In addition, there is bank debt at the Novasep subsidiary level totaling €6.1 million ($7.9 million) with maturity dates ranging from 2006 to 2010 and interest rates ranging from EURIBOR plus 0.7% to EURIBOR plus 1.25%. The remaining amount of assumed debt of €11.4 million ($14.8 million) consists primarily of capital leases with maturity dates ranging from 2006 to 2013.

        "Assumed debt" includes certain capitalized lease obligations, a full recourse receivables factoring arrangement and subsidiary preferred stock in addition to the long-term debt described in the preceding two paragraphs.

Capital Expenditures

        For the three months ended March 31, 2005 and 2004, our capital expenditures excluding capital leases, amounted to $35.7 million and $6.7 million, respectively. The capital expenditures of Rockwood and Dynamit Nobel have averaged $61.0 million and $108.7 million, respectively per year over the last three years. Rockwood's capital expenditures consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Color Pigments and Services and Timber Treatment Chemicals business lines of our Performance Additives segment. In addition, Rockwood also made significant investments in new facilities to expand capacity across our business lines including expenditures made in connection with the expansion of our ACQ production capabilities in our Timber Treatment Chemicals business line, and expansion and refurbishment of our wafer reclaim facility and production equipmentin Greasque, France. In addition to maintenance capital expenditures, Dynamit Nobel's growth capital expenditures consisted of expansion of current Good Manufacturing Practice production lines and new equipment relating to multi-column chromatography in our Groupe Novasep segment, expansion of our titanium dioxide capacity for our Titanium Dioxide Pigments segment and capacity expansion for our Advanced Ceramics segment.

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

Foreign currency related transactions

        As of March 31, 2005, $1,261.2 million of the debt outstanding are denominated in euros.

Management and transaction fees

        KKR and DLJ Merchant Banking III, Inc. provide us with consulting and management advisory services for an aggregate annual fee of $2.1 million, increasing 5% annually.

Commitments and Contingencies

Legal Matters

        We are involved in various legal proceedings, including product liability, intellectual property and environmental matters, of a nature considered normal to our business. It is our policy to accrue for amounts related to these matters in accordance with SFAS No.5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is our policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred. In addition, we may be required to make indemnity payments in connection with certain product liability claims. Although we expect to continue to pay legal fees in connection with certain legal actions related to chromated copper arsenate, based on currently available facts, we do not believe that these actions will have a material effect on our financial condition, results of operations or liquidity. In addition, we do not believe that there is any individual legal proceeding that is likely to have a material adverse effect on our business or financial condition.

Indemnities

        Under the business and share sale and purchase agreement, the deed of tax covenant and the environmental deed entered into in connection with the KKR acquisition, Degussa UK Holdings Ltd., or Degussa, as successor to Laporte, plc, or Laporte, is required to indemnify us for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing of the KKR acquisition. In addition, under the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies ag and MG North America Holdings Inc. are required to indemnify us for certain legal, tax and environmental liabilities and obligations that related to the period prior to the closing of the Dynamit Nobel Acquisition. Pursuant to these agreements, we have made various claims for indemnification with Degussa, mg technologies ag and MG North America Holdings, Inc. In the opinion of management, and based upon information currently available, we do not expect the ultimate resolution of any of these claims to have a material effect on our financial condition or results of operations.

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

  Remediation Liabilities

        Environmental laws have a significant effect on the nature and scope of any clean-up of contamination at current and former operating facilities, the costs of transportation and storage of chemicals and finished products and the costs of the storage and disposal of wastes. In addition, "Superfund" statutes in the United States as well as statutes in other jurisdictions impose strict, joint and several liability for clean-up costs on the entities that generated waste and/or arranged for its disposal at contaminated third party sites, as well as the past and present owners and operators of contaminated sites. All responsible parties may be required to bear some or all clean-up costs regardless of fault, legality of the original disposal or ownership of the disposal site.

        Environmental contamination is known to exist at certain of our present and former facilities, including our facilities located in Turin, Italy, St. Fromond, St. Cheron and Sens, France; Hainhaussen, Troisdorf, Schlebusch, Stadeln, Duisburg, Plochingen, Marktredwitz, Ronnenberg-Empelde and Langelsheim, Germany; Oss, The Netherlands; Kidsgrove, and Barrow, U.K.; Boksburg East, South Africa; Pratteln, Switzerland and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada and La Mirada, California. Soil contamination is also known to exist at our facilities at Freeport, Texas, Chasse-sur-Rhone, France and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport. We are currently operating groundwater remediation systems at our Hainhaussen, Troisdorf, Valdosta, and Silver Peak facilities. We also operate ground water remediation systems at our Schlebusch, Plochingen, Marktredwitz, Stadeln and Laurens facilities, for which prior owners or insurers have assumed responsibility and a soil remediation project at our facility in St. Cheron, and we continue to monitor groundwater at the Beltsville facility, which was previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond and Barrow facilities due to prior spills and at the Harrisburg facility due to a landfill closure. We are also required to monitor groundwater quality at our facilities at Mourenx, France and New Johnsonville, Tennessee. We believe that additional environmental studies, and possibly environmental remediations, will be required at the Turin and Harrisburg facilities. We are also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Pratteln, Langelsheim, Troisdorf and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities such as a former disposal site in Laurel, Maryland, we are responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; contamination at a closed Chemetall Oakite facility in Houston, Texas, contamination at a former Chemetall Foote facility in Sunbright, Virginia, contribution towards the clean-up of three industrial landfills in the Basel, Switzerland area, groundwater remediation at Stadeln and former sites operated by DNSC's Dynamit Nobel's previously divested explosives business. The Company is also a de minimis participant in several Superfund matters.

        Although the Company cannot provide assurances in this regard, the Company does not believe that these issues will have a material adverse effect on its long-term business or financial condition.

Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of the Company's and the Company's predecessor's former and present properties and/or contamination at sites it and its predecessor disposed wastes could expose the Company to cleanup obligations and other damages in the future.

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

Environmental Indemnities

        Pursuant to the environmental deed entered into in connection with the KKR acquisition, Degussa, as successor to Laporte, is required to indemnify the Company and its subsidiaries for certain environmental matters that relate to the business as conducted prior to the closing of the KKR acquisition. The environmental deed provides that Degussa will indemnify the Company and its subsidiaries for claims for which notice is given within a period of two years for breaches of representations and warranties, which expired in 2002, and five years for claims related to the contamination of the Company's properties or its subsidiaries' properties (inclusive of contamination which leaks or escapes from the Company's properties or its subsidiaries' properties), which expires in September 2005. These indemnity obligations are subject to a minimum per matter loss of $0.2 million and are further subject to a $5.0 million deductible for the indemnity to be available. In addition, the environmental deed provides that Degussa will indemnify Rockwood and its subsidiaries for claims relating to properties that were formerly owned, occupied or used as of November 20, 2000, as well as properties owned by third parties (inclusive of disposal of waste and certain other identified issues prior to November 20, 2000). The environmental deed provides that in this instance, Degussa will be responsible for reasonable costs and expenses incurred.

        In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies ag and its subsidiary, MG North America Holdings Inc., are required to indemnify Rockwood and its subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of the Company or its subsidiaries' properties, if notified within ten years. If mg technologies and MG North America Holdings' responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten. mg technologies and MG North America Holdings are also obligated to indemnify the Company for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of Dynamit Nobel Acquisition, if notified within ten years. In addition, mg technologies and MG North America Holdings are obligated to indemnify us for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum per-claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 ($0.1 million and $0.9 million) depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, mg technologies and MG North America Holdings are obligated to indemnify us for certain environmental risks arising from certain "shared site" structures for a duration of ten years. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

        In the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that mg technologies, MG North America Holdings, Degussa or any other party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce its rights under the indemnities. In addition, the Company maybe required to make indemnity payments in connection with certain environmental matters. However, the Company does not believe that resolution of the known environmental matters subject to indemnification obligations owed to it or by it will have a material adverse effect on our long-term business or financial condition as such amounts are not significant.

Environmental Reserves

        The Company has established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. The Company's liability estimates are based upon available facts, existing technology, past experience and, in some instances where the remediation costs are being paid directly by the Company's insurers, insurance recoveries, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company accrued approximately $51.2 and $51.9 million for known environmental liabilities as of March 31, 2005 and December 31, 2004, respectively, all of which are classified as other non-current liabilities on our consolidated balance sheets for such periods. Included in the $51.2 and $51.9 million as of March 31, 2005 and December 31, 2004 is €6.5 million ($8.4 million using the exchange rate on March 31, 2005 of €1.00 = $1.2996) that is discounted using 5.0% discount rate (undiscounted amount equals $13.0 million), and €2.4 million ($3.2 million) that is discounted using 5.5% discount rate (undiscounted amount equals $4.9 million). In certain cases, our remediation liabilities are payable over periods of up to 30 years.

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

        See Note 1—Description of Business and Summary of Significant Accounting Policies to Rockwood's unaudited condensed consolidated financial statements included in Item 1—Financial Statements for a summary of our significant accounting policies. We believe the following to be the most critical accounting policies and estimates affecting preparation of our consolidated financial statements:

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

  •
  The fair value of property, plant and equipment can be estimated by a variety of methods taking into account market values, replacement cost, and remaining useful life. Although market value and replacement cost is sometime readily obtainable, often this requires judgment, as does determining the estimated remaining useful life. When we believe that property, plant and equipment acquired will be material to our overall balance sheet, or that fair value might represent a significant difference from the historical cost (net of accumulated depreciation) of such assets, we have engaged an independent appraiser to provide us with expert advice on such estimates, as we have done in our recent acquisitions of Dynamit Nobel and Groupe Novasep. However, it is not uncommon for appraisers to differ on the valuation of items (such as manufacturing equipment) where a ready secondary market does not exist.

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

        Some of our business combinations have complex terms that may result in conflicting claims between buyer and seller concerning the purchase price itself. Management is required to assess the probability and amount (or range of amounts) of such claims, and, where possible, determine the most likely amount due. For example, in the Dynamit Nobel Acquisition, management is currently aware of several claims which could result in an increased purchase price and has estimated a range from $0 to approximately $30.0 million possibly due for such claims which we expect to finalize during the next twelve months.

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

        We have estimated and established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. On a consolidated basis, we have accrued approximately $51.2 million for known environmental liabilities as of March 31, 2005. Some of these liabilities were assumed as part of business combinations, others resulted from charges to operations when the underlying costs were probable and could be reasonably estimated. Given that these obligations may be paid/relieved over extended time periods (30 years in some cases), charges or credits to operations may be required as information is gathered and estimates improved.

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

        For example, we have accrued liabilities of $27.7 million to cover restructuring liabilities for employee severance and facility closure costs in connection with the Dynamit Nobel Acquisition. Although under the rules of purchase accounting, this is not charged to operations, in the event that our estimates of such costs are too low, an additional charge to operations would be required.

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

        The valuation allowance for US net operating losses established at December 31, 2004 has been reduced by $14.0 million in the first quarter of 2005. Of this reduction, $8.9 million has been recorded as a decrease to goodwill representing the expected utilization of certain net operating losses acquired in the Dynamit Nobel acquisition. The remaining $5.1 million has been reflected as a reduction in income tax expense for the quarter ended March 31, 2005. The determination of the net operating losses to be utilized is based on a "first-in, first-out" methodology.

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

        Pensions, Postemployment and Postretirement Costs.    In connection with the KKR, Dynamit Nobel, and pigments and dispersion acquisitions as well as the Novasep combination, Rockwood assumed responsibility for the pension and postretirement benefits for substantially all of the employees of the businesses acquired that were active as of the date of the acquisition. For the KKR and pigments and dispersion acquisitions, obligations related to retired and terminated vested employees as of such date remained the responsibility of the seller, and accordingly, these obligations are not reflected in our financial statements. Defined benefit costs and liabilities have been determined in accordance with SFAS 87, Employers' Accounting for Pensions. Postretirement benefit costs and liabilities have been determined in accordance with SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Postemployment benefit costs and liabilities have been determined in accordance with SFAS 112, Employers' Accounting for Postemployment Benefits.

        The measurement of our pension obligations, costs and liabilities is dependent on a variety of assumptions used by our actuaries. These assumptions include estimates of the present value of projected future pension payments to all plan participants, with consideration to the likelihood of potential future events such as salary increases (due to marketplace conditions and/or inflation) and demographic experience (such as retirement and mortality rates). These assumptions may have an effect on the amount and timing of future contributions or benefit payments. For funded plans, the plan trustee obtains an independent valuation of the fair value of pension plan assets and prepares estimates of expected returns based on target asset allocations multiplied by current marketplace rates of return for comparable assets. We base the discount rate assumption on investment yields available at year-end on AA-rated corporate long-term bonds. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and therefore are likely to affect our recognized expense in those periods. We can not predict these bond yields or investment returns and therefore can not reasonably estimate whether adjustments to our stockholders' equity for minimum pension liability in subsequent years will be significant.

Effects of Recently Issued Accounting Standards

        We plan to implement the financial accounting standards listed below in 2005 and 2006. FIN 47 will be effective at December 31,2005. SFAS 123R will be effective January 1, 2006. We do not expect any significant impact on our financial position, results of operation, or cash flows from the implementation of FIN 47, although we are still in the process of evaluating SFAS 123R as to its potential impact, if any.

FIN 47	Accounting for Conditional Asset Retirement Obligations — An Interpretation of SFAS 143
SFAS 123R	Share Based Payment

        FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective December 31, 2005 for us.

        SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB 25. This standard is effective for the Company beginning in the first quarter of 2006. As we are not a publicly traded equity company, we will apply SFAS 123R on a prospective basis. As such, new awards, modifications to existing awards, repurchases or cancellations subsequent to February 11, 2005 (the date on which the Company filed its Form S-1) will be accounted for in accordance with SFAS 123R on the modified prospective basis.

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

Interest Rate Risk

        We had $549.1 million of variable rate debt (after hedging) outstanding as of March 31, 2005 at the then applicable exchange rate. Any borrowings under our revolving credit facility will also be at a variable rate. We are not required under the terms of any of our long-term debt facilities to hedge, or otherwise protect against interest rate fluctuation in our variable rate debt. In August 2004, we entered into two derivative contracts to hedge interest rate risk, which currently cover notional amounts of $652.6 million and €486.0 million. These derivative contracts partially convert U.S. dollar senior secured credit facilities to fixed rate obligations and fully convert euro senior secured credit facilities to fixed rate obligations, currently at weighted average interest rates of 5.67% and 6.37%, respectively. The maturity date of the U.S. dollars hedge is July 2007, and the maturity date of the euro hedge is July 2008. We may in the future consider adjusting the amounts covered by these derivative contracts to better suit our new capital structure. Each 0.125% increase or decrease in the assumed weighted average interest rate would change the annual pro forma interest expense by $0.7 million.

Foreign Currency Risk

        We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We operate a geographically diverse business, with 50% of our pro forma net sales in 2004 generated from customers in Europe, 34% in North America (predominately in the United States) and 16% from the rest of the world based upon customer ship to locations. Our diverse and extensive customer base is served by over 99 manufacturing facilities in 25 countries. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars and euros. Our results of operations and financial condition are therefore impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. As a result of the Dynamit Nobel Acquisition, a significantly larger portion of our sales and production costs is now denominated in euros. This increases the impact of the fluctuation of the euro against the U.S. dollar.

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

        Our financial results are subject to the effect of currency fluctuations on the translation of our euro-denominated debt. Our senior secured credit facilities currently include €484.3 million (or $629.4 million) of euro-denominated debt, based on the exchange rate on March 31, 2005. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a separate component of "other income (expenses)" in our statement of operations and "accumulated other comprehensive income" in our balance sheet

        Also, in connection with the offering of the 2014 notes, we entered into cross currency interest rate swaps with a five year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt. We designated this contract as a hedge of the foreign currency exposure of our net investment in its euro-denominated operations

Commodity Price Risk

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

        There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon our inability to timely file our year-end financial statements mainly in conjunction with our determination to incorporate into the Annual Report information obtained as a result of the registration process relating to the Form S-1 filed with the SEC by our ultimate parent company, Rockwood Holdings, Inc., our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures need to be enhanced to ensure their objectives are accomplished. Specifically, we have identified weaknesses in internal controls within the financial reporting process mainly due to our dependence on external resources for data accumulation and analyses related to income taxes and pensions. In addition, we have identified other areas of internal controls that may need improvement, such as internal controls related to the segregation of duties at certain smaller locations, systems access and user security profiles, operating policies and procedures and in each case particularly with respect to newly acquired businesses. As we are still in the evaluation process, we may identify additional conditions that may be categorized as significant deficiencies or material weaknesses in the future.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are involved in various legal proceedings, including commercial product liability, intellectual property and environmental matters of a nature considered normal to our business. However, we do not believe that there is any individual litigation that is likely to have a material adverse effect on our business or financial condition.

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
Seifi Ghasemi Chairman of the Board and Chief Executive Officer Date: May 16, 2005
ROCKWOOD SPECIALTIES GROUP, INC.
By:	/s/ ROBERT J. ZATTA
Robert J. Zatta Senior Vice President and Chief Financial Officer Date: May 16, 2005

QuickLinks

TABLE OF CONTENTS FORM 10-Q
PART I—FINANCIAL INFORMATION ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in millions) (Unaudited)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in millions, except per share amounts) (Unaudited)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in millions) (Unaudited)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES Notes To Condensed Consolidated Financial Statements (Unaudited)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2005 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2004 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING BALANCE SHEET March 31, 2005 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING BALANCE SHEET DECEMBER 31, 2004 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDED March 31, 2005 (Dollars in millions)
ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2004 (Dollars in millions)
PART II—OTHER INFORMATION
SIGNATURES