Form 10-K/A
period 2004-12-31
ROCKWOOD SPECIALTIES GROUP INC
filed 2005-06-28
CIK 1261302

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

        This Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the period ended December 31, 2004, initially filed with the Securities and Exchange Commissions (the "SEC") on April 29, 2005 (the "Original Filing") and amended on May 13, 2005 (the "Previous Filing"), is being filed to reflect the restatement of our consolidated balance sheet and statement of changes in stockholders' equity at December 31, 2004 and the notes related thereto.

        Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2004, we identified certain purchase accounting errors in connection with the acquisition of Dynamit Nobel and the Groupe Novasep combination that required adjustment. As a result, we restated our December 31, 2004 consolidated balance sheet and our consolidated statement of changes in stockholders' equity for the year then ended. The restatement does not change our consolidated statements of operations or our consolidated cash flows for any of the periods presented. For a more detailed description of the restatement, see Note 19—Restatement to the accompanying consolidated financial statements contained in this Form 10-K/A.

        We also revised the determination of unaudited pro forma net loss disclosed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Pro Forma Net Sales, Net Income (Loss) and Adjusted EBITDA", which includes the effects of all acquisitions during 2004, and Item 8. "Financial Statements and Supplementary Data—Note 2—Acquisitions—Dynamit Nobel", which only includes the effects of the Dynamit Nobel acquisition. Specifically, we revised the pro forma calculation of interest expense to take into account the average debt balances outstanding during the year at the applicable average currency exchange rates on a pro forma basis. In Item 7, the previously reported pro forma interest expense for the year ended December 31, 2004 decreased $7.2 million from $218.6 million to $211.4 million and the previously reported pro forma net loss for the year ended December 31, 2004 decreased $4.6 million from $127.3 million to $122.7 million. In Item 8, the previously reported pro forma net loss for the year ended December 31, 2004 decreased $7.8 million from $138.1 million to $130.3 million.

        In addition, we are providing additional disclosure with respect to our disclosure controls and procedures contained in Part I—Item 1. "Business—Risk Factors—Effectiveness of Internal Controls—Our internal controls over financial reporting are currently not effective in certain areas, which could have a significant and adverse effect on our business and reputation," and Part II—Item 9A. "Controls and Procedures."

        Finally, we have made other revisions to Item 1. "Business," Item 2. "Properties." Item 3. "Legal Proceedings," Item 6. "Selected Financial Data," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 8. "Financial Statements and Supplementary Data," Item 11. "Executive Compensation," Item 12. "Security Ownership of Certain Beneficial Owners and Management," Item 13. "Certain Relationships and Related Transactions" and Item 15. "Exhibits and Financial Statement Schedules."

TABLE OF CONTENTS

FORM 10-K/A

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

Item 1. Business.

Available Information

        Rockwood Specialties Group, Inc. files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any documents we file at the SEC's public reference room at Room 1580, 100 F Street, N.E., Washington D.C. 20549.

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

        We operate globally, manufacturing our products in 100 manufacturing facilities in 25 countries and selling our products and providing our services to more than 60,000 customers, including some of the world's preeminent companies. We believe our products are generally critical to our customers' products' performance, but account for a small percentage of the total cost of their products. No single customer accounted for more than 2% of our 2004 pro forma net sales. For a geographic description of the origin of our net sales and location of our long-lived assets, please see Item 8—Financial Statements and Supplementary Data—Note 3—Segment Information.

        On July 31, 2004, we acquired the specialty chemicals and advanced materials businesses of Dynamit Nobel (the "Dynamit Nobel Acquisition"). See Item 8—Financial Statements and Supplementary Data—Note 2—Acquisitions of Notes to Consolidated Financial Statements. Through this acquisition, we have created a further diversified portfolio of distinct specialty chemicals and advanced materials businesses, combining two companies with similar service-driven cultures focused on high margins; expertise in inorganic chemistry; stable profitability; growth platforms; and proven management teams. In addition, we believe the Dynamit Nobel Acquisition bolsters our leading competitive positions by enhancing our ability to develop innovative products and solutions for our customers, expanding our technological knowledge and further reducing our exposure to any particular raw material or end-use market.

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

         Within these end-use markets, there is further diversification by sector, product and region. For example, within the construction end-use market, our Performance Additives segment companies provide materials for new construction as well as companies that focus on remodeling and renovation. In addition, we serve construction materials clients in both the residential and commercial sectors located in North America, Europe and Asia. Within the life sciences end-use market, we serve a number of sectors, including: the medical devices sector through our Specialty Compounds and Advanced Ceramics segments; the pharmaceutical intermediates sector through our Groupe Novasep segment; and the pharmaceutical ingredients sector through our Specialty Chemicals segment.

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

        In September 2004, we acquired the assets of the pigments and dispersions business of Johnson Matthey Plc., which included facilities located in Kidsgrove and Sudbury, United Kingdom, and Braeside, Australia for approximately $47.1 million. The pigments and dispersions business produces transparent iron oxide pigments and dispersions, color concentrates and complex inorganic color pigments used in the surface and wood coatings, plastics, building materials and print ink markets. In addition, we acquired the assets of Hamburger Color Company Inc., a producer of liquid pigments, which included a facility in King of Prussia, Pennsylvania.

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

  Competition

        Photomasks competes primarily with Toppan Photomasks, Inc., formerly DuPont Photomasks, Inc. prior to its acquisition by Toppan Printing Company, and Photronics Inc. Competition occurs primarily on the basis of technical specification, product quality, delivery performance, price and customer service and support.

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

  Groupe Novasep (12% of 2004 pro forma net sales)

        We acquired our Groupe Novasep (then known as Custom Synthesis) segment in the Dynamit Nobel Acquisition. On December 31, 2004, we completed a combination of the three business lines of this segment that were acquired from Dynamit Nobel (Dynamit Nobel Special Chemistry, Finorga and Rohner) with Groupe Novasep SAS (which consisted of four businesses: Novasep, Applexion, Orelis and Seripharm). Groupe Novasep specializes in innovative production of active pharmaceutical ingredients from biotechnological or chemical processes, focuses on developing new purification solutions and processes and the design, installation and on site qualification of these innovative purification processes and specializes in large-scale chromatography, continuous chromatography processes (VARICOL®), ion exchange and membranes.

        As a result of the combination, we own 79% of the combined company and Groupe Novasep SAS' management owns the remaining 21%. We believe this combination strengthens this segment by joining together Groupe Novasep SAS proprietary separation technologies with our capabilities of developing and manufacturing advanced intermediates and active ingredients for the pharmaceutical and performance chemical industries. We believe the capabilities of new Groupe Novasep will enhance our ability to meet our customers' demands for higher purity levels, cost efficient solutions, strict regulatory and operational controls, and shorter times to market.

        As a result of the combination, our Groupe Novasep segment consists of two divisions: (1) Novasep Synthesis; and (2) Novasep Process, each of which has a specific technology focus. These two divisions serve customers across the entire life cycle of a pharmaceutical product. Our Novasep Synthesis business line focuses on the custom manufacturing of complex molecules through multi-step synthesis and is comprised of four units:

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

  Novasep Synthesis

        Modern drugs require multiple steps of production to create the end product. These steps often involve highly complex chemical reactions. While pharmaceutical companies have the technical capability to carry out certain of these manufacturing steps in-house, they also use custom synthesis manufacturers to provide additional production capacity as well as creative chemical solutions to reduce the production cost of the intermediates, reduce time to market, and hence the overall cost of the end drug. Typically, pharmaceutical companies will contract for a certain annual volume of one or more production steps for a particular drug based on their expectations for demand for the end-product. Therefore, custom synthesis manufacturers play a critical partnership role for their pharmaceutical customers.

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

  Principal Business Lines

        Novasep Synthesis consists of the following four business lines:

        Dynamit Nobel Special Chemistry, or DNSC.    DNSC is a global market leader in hazardous chemistry, focusing on key technologies such as azide, carbon disulfide and diborane chemistries. The majority of compounds manufactured by DNSC is produced for pharmaceutical companies, with the remainder for agrochemicals and other industrial applications. DNSC operates two facilities in Schlebusch (Leverkusen) and Troisdorf, both in Germany. DNSC offers a unique portfolio of core technologies based on hazardous starting materials, including explosive compounds, shock and friction sensitive compounds, highly inflammable gases and liquids, as well as toxic materials. DNSC's strength is in azide chemistry, which is used to synthesize intermediates of final molecules that have anti-inflammatory, anti-bacterial and blood pressure reducing characteristics. Azide chemistry requires extremely high safety standards, state-of-the art purpose built infrastructure and trained employees. Few companies in Europe and the United States have the capabilities and permits to handle azide chemistry. Hazardous chemistry frequently offers a short and efficient synthetic route for the manufacturing of active pharmaceutical ingredients and advanced intermediates. Pharmaceutical companies are usually neither equipped nor licensed to handle hazardous chemistry in-house. DNSC benefits from its know-how, safety standards, permits and its reputation as a reliable supplier to the pharmaceutical industry.

        Finorga.    Finorga specializes in custom manufacturing of new chemical compounds and active pharmaceutical ingredients, involving complex and sophisticated chemical reactions used in multi-step synthesis. Finorga's products are primarily aimed at the pharmaceutical industry, but also include selective fine chemicals for fast growing electronic industry applications, such as liquid crystals. Finorga offers a broad service platform, including quality control, regulatory support, research and development, process transfer, pilot and large-scale production. Finorga operates from two separate sites intended to meet current Good Manufacturing Practice requirements at Chasse-sur-Rhone and Mourenx, both in France. Finorga is contributing to the production of one of the top ten drugs worldwide.

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

        Environmental contamination is known to exist at certain of our present and former facilities, including our facilities located in Turin, Italy, St. Fromond, St. Cheron and Sens, France; Hainhaussen, Troisdorf, Schlebusch, Stadeln, Duisburg, Plochingen, Marktredwitz, Ronnenberg-Empelde and Langelsheim, Germany; Oss, The Netherlands; Kidsgrove, and Barrow, United Kingdom; Boksburg East, South Africa; Pratteln, Switzerland and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada and La Mirada, California. Soil contamination is also known to exist at our facilities at Freeport, Texas, Chasse-sur-Rhone, France and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport. We are currently operating groundwater remediation systems at our Hainhaussen, Troisdorf, Valdosta, and Silver Peak facilities. We also operate ground water remediation systems at our Schlebusch, Plochingen, Marktredwitz, Stadeln and Laurens facilities, for which prior owners or insurers have assumed responsibility and a soil remediation project at our facility in St. Cheron, and we continue to monitor groundwater at the Beltsville facility, which was previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond and Barrow facilities due to prior spills and at the Harrisburg facility due to a landfill closure. We are also required to monitor groundwater quality at our facilities at Mourenx, France and New Johnsonville, Tennessee. We believe that additional environmental studies, and possibly environmental remediations, will be required at the Turin and Harrisburg facilities. We are also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Pratteln, Langelsheim, Troisdorf and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities such as a former disposal site in Laurel, Maryland, we are responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; contamination at a closed Chemetall Oakite facility in Houston, Texas, contamination at a former Chemetall Foote facility in Sunbright, Virginia, contribution towards the clean-up of three industrial landfills in the Basel, Switzerland area, groundwater remediation at Stadeln and former sites operated by Dynamit Nobel's previously divested explosives business. We are also a de minimis participant in several Superfund matters.

        Although we cannot provide assurances in this regard, we do not believe that these issues will have a material adverse effect on our long-term business or financial condition but may have a material adverse effect on the results of operations or cash flow in any given quarterly or annual reporting period. Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of our and our predecessor's former and present properties and/or at sites we and our predecessor disposed wastes could expose us to cleanup obligations and other damages in the future.

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

        In the event we seek indemnity under any of these agreements or through other means, there can be no assurance that mg technologies, MG North America Holdings, Degussa or any other party who may have obligations to indemnify us will adhere to their obligations and we may have to resort to legal action to enforce our rights under the indemnities. However, we do not believe that resolution of the known environmental matters subject to indemnification obligations owed to us will have a material adverse effect on our business or financial condition as such amounts are not significant.

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

        We are highly leveraged and have significant debt service obligations. As of December 31, 2004, we had $3,124.1 million of indebtedness outstanding and total stockholders' equity of $904.0 million. This high level of indebtedness could have important negative consequences to us and you, including:

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

        Our pro forma cash interest expense for the year ended December 31, 2004 was $201.1 million. At December 31, 2004, we had $1,863.0 million of variable rate debt. After including the notional amounts of variable to fixed interest rate swaps, the variable amount was $556.0 million. A 1% increase in the average interest rate would increase future interest expense by approximately $5.6 million per year. Our debt service for 2005 is expected to be $236.9 million. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity—Contractual Obligations for years beyond 2005.

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

        Our senior secured credit facilities, the pay-in-kind loans and notes of Rockwood Specialties Consolidated, Inc., the senior discount notes of Rockwood Specialties International, Inc. and the indentures governing the 2011 notes and 2014 notes impose, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, among other things, our ability to take certain actions. Our senior secured credit facilities also require us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. The restrictions and financial covenants contained in our senior secured credit facilities, the pay-in-kind loans and notes, the senior discount notes and the indentures governing the 2011 notes and 2014 notes could adversely affect our ability to finance our operations, acquisitions, investments or strategic plans or other capital needs or to engage in other business activities that would be in our interest.

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

Risks Associated with Acquisitions—We may not be able to successfully integrate Dynamit Nobel, Groupe Novasep SAS or other acquisitions we may make in the future.

        The process of combining the businesses of Dynamit Nobel or any of our recent acquisitions or combinations, including Groupe Novasep SAS, or any other future acquisitions, and Rockwood involves risks. We are currently in the process of integrating the businesses of Dynamit Nobel and Groupe Novasep SAS. We may face difficulty completing the integration of the new operations, technologies, products and services of Dynamit Nobel or any of our recent acquisitions or combinations, including Groupe Novasep, or any other future acquisition, and may incur unanticipated expenses related to those integrations. The difficulties of combining operations may be magnified by integrating personnel with differing business backgrounds and corporate cultures. Completion of the Dynamit Nobel Acquisition required, and the continuing integration of Dynamit Nobel with Rockwood requires, a substantial amount of management's time. Failure to successfully manage and integrate these acquisitions with our existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could affect our financial condition and results of operations. Even if integration occurs successfully, failure of the Dynamit Nobel Acquisition, the Groupe Novasep combination or any future acquisition to achieve levels of anticipated sales growth, profitability or productivity comparable with those achieved by our existing operations, or otherwise not perform as expected, may adversely impact our financial condition and results of operations. We have incurred, and will continue to incur, certain liabilities and expenses in connection with the Dynamit Nobel Acquisition, the Groupe Novasep combination, our recent acquisitions or combinations or any future acquisitions or combinations.

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

        As of December 31, 2004, we had deferred tax assets of $138.5 million related to worldwide net operating loss carryforwards for which we had valuation allowances of $88.6 million. If our operating performance deteriorates in the future in the relevant tax jurisdictions, we may be unable to realize these net operating loss carryforwards and we may be required to record an additional valuation allowance.

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

        Furthermore, because a portion of our debt is denominated in euros, which as of December 31, 2004 equaled an aggregate of €968.9 million ($1,317.0 million based on the December 31, 2004 exchange rate of €1.00=$1.3593), we are subject to fluctuation in the exchange rate between the U.S. dollar and the euro. For example, the dollar-euro noon buying rate announced by the Federal Reserve Bank of New York decreased from $1.00=€1.065 on December 31, 2000 to $1.00 = €0.7357 on December 31, 2004. Being subject to this currency fluctuation may have an adverse effect on the carrying value of our debt and may also affect the comparability of our results of operations between financial periods. As of December 31, 2004, a weakening or strengthening of the euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $9.7 million the U.S. dollar equivalent of our total euro-denominated debt of €968.9 million. In addition, because our financial statements are reported in U.S. dollars, the translation effect of such fluctuations has in the past significantly impacted, and may in the future, significantly impact the carrying value of our debt and results of operations and may affect the comparability of our results between financial periods. We also incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity.

        We may not be able to effectively manage our currency translation and/or transaction risks and volatility in currency exchange rates may have a material adverse effect on the carrying value of our debt and results of operations.

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

        These hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines or work stoppage injunctions and lawsuits by injured persons. For example, our subsidiaries had been named as defendants in a wrongful death suit filed by the family of an employee who was fatally injured in an accident in our Clay-based Additives facility in Gonzales, Texas. While we are unable to predict the outcome of this case and other such cases, if determined adversely to us, we may not have adequate insurance to cover such claims and, if not, we may not have sufficient cash flow to pay for such claims. Such outcomes could adversely affect our customer goodwill, cash flow and results of operations.

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

        Many of the raw materials we use are commodities, and the price of each can fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions or significant facility operating problems. Historically, there have been some price increases we have not been able to pass through to our customers. This trend may continue in the future.

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

        Energy purchases in 2004 constituted approximately 4% of Rockwood's historical cost of products sold and 5% of Dynamit Nobel's historical cost of products sold. Fluctuations in the price of energy limit our ability to accurately forecast future energy costs and consequently our profitability. For example, in North America, the price of natural gas increased significantly in the first quarter of 2003 due to political conditions and extreme weather conditions. After declining through the third quarter of 2003, these prices increased steadily in early 2004, leveled off again and increased again in late 2004. Rising energy costs may also increase our raw material costs. If energy prices fluctuate significantly, our business, in particular, our Titanium Dioxide segment, or results of operations may be adversely affected. In addition, rising energy costs also negatively impact our customers and the demand for our products. These risks will be heightened if our customers or production facilities are in locations experiencing severe energy shortages.

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

        The sale of our products involves the risk of product liability claims. For example, some of the chemicals or substances that are used in our businesses, such as arsenic pentoxide, have been alleged to represent potentially significant health and safety concerns. Class action suits had been filed in Louisiana, Florida and Arkansas, for example, naming one of our subsidiaries and a number of competitors of our Timber Treatment Chemicals business line in our Performance Additives segment, as well as treaters and retailers, as defendants. In addition, our subsidiary has been named as a defendant in personal injury suits in several jurisdictions with retailers and treaters named as other defendants. Furthermore, there are other similar suits including putative class actions, pending against retailers, treaters and other formulators to which we may be eventually named as a defendant. These suits allege, among other things, product liability claims in connection with the use of timber products treated with CCA, which utilizes arsenic pentoxide as a raw material. In addition, a subsidiary in our Advanced Ceramics segment has been named as a defendant in several product liability lawsuits in Europe and in one product liability lawsuit in the United States relating to broken artificial hip joints, which allege negligent manufacturing by our subsidiary of ceramic components used in the production of artificial hip joints. Further, a subsidiary in our Specialty Chemicals segment has been named as a defendant in several lawsuits in the United States regarding exposure to solvents and other chemicals contained in some of our products. We are unable to estimate our exposure, if any, to these lawsuits at this time.

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

        In addition, our Specialty Chemicals segment's subsidiary that formerly manufactured insulating glass sealants, has been named as a defendant in several product liability lawsuits relating to alleged negligent manufacturing of these sealants. Pursuant to the sale and purchase agreement, one of our Specialty Chemicals' subsidiaries may be required to pay indemnity claims for a limited number of years. If such subsidiary is required to pay indemnity claims, our insurance may not cover such claims and, if not, our subsidiary may not have sufficient cash flow to pay such claims. One or more of these claims could adversely affect our financial condition or results of operations.

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

        The manufacturing processes and facilities of our Novasep Synthesis business line of our Groupe Novasep segment, which specializes in commercial production of pharmaceutical intermediates, are subject to regulatory requirements of the FDA, including current Good Manufacturing Practice regulations or other applicable foreign regulatory agencies such as the central European agency for medicines. In addition, certain lithium compounds manufactured by our Fine Chemicals business line of our Specialty Chemicals segment are also subject to FDA regulation. Furthermore, the manufacture and supply of ceramic-on-ceramic ball head and liner components for hip joint prostheses systems by our Advanced Ceramics segment may also be subject to the FDA's Quality System Regulation, which imposes current Good Manufacturing Practice requirements on the manufacture of medical devices.

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

        Regulatory requirements of the FDA are complex, and any failure to comply with them could subject us and/or our customers to fines, injunctions, civil penalties, lawsuits recall or seizure of products, total or partial suspension of production, denial of government approvals, withdrawal of marketing approvals and criminal prosecution and could adversely impact our net sales, undermine goodwill established with our customers, damage commercial prospects for our products and materially adversely affect our results of operations.

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

        Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights, which rights we own or use pursuant to licenses granted to us by third parties. The confidentiality and patent assignment agreements we enter into with most of our key employees and third parties to protect the confidentiality, ownership and use of intellectual property may be breached, may not be enforceable, may provide for joint ownership or ownership by a third party or we may not have adequate remedies for a breach by the other party, which could adversely affect our intellectual property rights.

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

        Total combined capital expenditures of Rockwood, Dynamit Nobel and Groupe Novasep SAS for 2004 were $211.5 million, which consisted of maintenance expenditures and substantial investments in new equipment. Future capital expenditures may be significantly higher, depending on the investment requirements of each of our business lines. Future capital expenditures may also vary substantially if we are required to undertake certain actions to compete with new technologies in our industry. We may not have the capital necessary to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete in some of our markets.

Control—A conflict may arise between our interests and those of KKR and DLJMB.

        Affiliates of KKR and DLJMB beneficially own 89.3% of Rockwood Holdings' common stock on a fully-diluted basis. In addition, representatives of KKR and DLJMB occupy a majority of the seats on Rockwood Holdings' board of directors. As a result, affiliates of KKR and DLJMB have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of the board of directors or the stockholders regardless of whether or not other members of the board of directors or stockholders believe that any such transactions are in their own best interests. For example, affiliates of KKR and DLJMB could cause us to sell revenue-generating assets, which could impair our long-term ability to declare dividends or grow our business. Additionally, KKR and DLJMB are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as affiliates of KKR and DLJMB continue to hold a majority of Rockwood Holdings' outstanding common stock, they will be entitled to nominate a majority of Rockwood Holdings' board of directors, and will have the ability to control the vote in any election of directors. See Item 12—Security Ownership of Certain Beneficial Owners and Management—Beneficial Ownership and Item 13—Certain Relationships and Related Transactions—Agreements with KKR, DLJMB and/or Management.

Effectiveness of Internal Controls—Our internal controls over financial reporting are currently not effective in certain areas, which could have a significant and adverse effect on our business and reputation.

        We have identified a material weakness in internal controls within the financial reporting process with respect to the timely analyses and reporting of income tax provisions and pensions and other post-retirement benefits related to our newly acquired businesses mainly due to our dependence on external resources for data accumulation and analysis, and within the design and operation of our purchase accounting review procedures. For additional information, see Item 9A to this Annual Report.

        In addition, we have identified other areas of internal controls that may need improvement, such as internal controls related to the segregation of duties at certain smaller locations, system access and user security profiles, operating policies and procedures and in each case particularly with respect to newly acquired businesses.

        We are currently performing the system and process evaluation of our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. We plan to begin the testing required in late 2005 in an effort to comply with management certification and auditor attestation requirements of Section 404 that will initially apply to us in connection with our annual report on Form 10-K for the year ended December 31, 2006. As we are still in the evaluation process, we may identify additional conditions that may be categorized as significant deficiencies or material weaknesses in the future.

        We do not know the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, management may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we will be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results of operations.

Item 2. Properties.

        We are an international business serving customers worldwide. To service our customers efficiently, we maintain 100 manufacturing facilities in 25 countries around the world with a strategy of global, regional and local manufacturing to optimize our service offering and minimize production cost to our customers.

        We are dedicated to maintaining updated and technologically advanced manufacturing facilities. To that end, we made capital expenditures of $36.0 million, $34.3 million and $112.8 million, for the periods ended December 31, 2002, 2003 and 2004, respectively, to expand, upgrade and maintain our manufacturing capabilities. The 2004 amount includes the capital expenditures during the five months of operations for the Dynamit Nobel businesses, including Advanced Ceramics' major expansion at its Marktredwitz, Germany facility related to hip replacement products. During this three-year period, we constructed new plants for our Timber Treatment Chemicals business line of our Performance Additives segment in Harrisburg, North Carolina, and for our wafer reclaim business line of our Electronics segment in Prescott, Arizona and upgraded our wafer reclaim facility and operations in Greasque, France. For the years ended September 30, 2001 and 2002 and the year ended December 31, 2003, Dynamit Nobel made capital expenditures of $125.1 million, $112.0 million and $122.0 million, respectively, which included expansion of our cGMP production lines and new equipment relating to multi-column chromatography in our Groupe Novasep segment, expansion of our titanium dioxide capacity for our Titanium Dioxide Pigments segment and capacity expansion for our Advanced Ceramics segment. We believe that our plants and facilities are maintained in good condition and are adequate for our present and currently expected future needs.

        The table below presents summary information with respect to the manufacturing facilities we currently operate.

Segment	Country	Locations	Leased/Owned	Major Applications/Industry
Performance Additives
Color Pigments and Services	Australia	Braeside, Melbourne	Leased	Master batches
	Canada	Bromont, Quebec	Owned	Construction
	China	Xinzhuang, Changshu	Leased	Construction
	Germany	Walluf	Owned	Construction and coatings
		Hainhausen	Owned	Construction and coatings
	Italy	Turin	Owned	Coatings, specialties and construction
	United Kingdom	Matlock Bath	Leased	Construction
		Kidsgrove	Owned	Coatings and specialties
		Sudbury	Owned	Coatings and specialties
	U.S.A.	Los Angeles, CA	Owned	Coatings, specialties and construction
		St. Louis, MO	Owned	Coatings, specialties and construction
		Beltsville, MD	Owned	Coatings, specialties and construction
		Ocala, FL	Owned	Coatings, specialties and construction
		Cartersville, GA	Owned	Coatings, specialties and construction
		King of Prussia, PA	Owned	Construction
Timber Treatment Chemicals	United Kingdom	Barrow-in-Furness	Owned	Wood protection products and treatment
	U.S.A.	Freeport, TX	Owned	Construction and other industrial markets
		Valdosta, GA	Owned	Wood protection products and treatment
		Harrisburg, NC	Owned	Wood protection products and treatment
Clay-based Additives	United Kingdom	Baulking(1)	Owned	Paper-making; metal castings; civil engineering applications; coatings; paper; coatings
		Widnes, Cheshire	Owned	Paper-making; consumer and household care; coatings and paper
	U.S.A.	Gonzales, TX	Owned	Paints; inks and oilfields; paper-making
Water Treatment Chemicals	U.S.A.	Alpharetta, GA	Leased	Water treatment
Specialty Compounds
	Canada	Stoney Creek, Ontario	Owned	Footwear products, consumer products
	Italy	Azeglio	Owned	Rubber compounds
	United Kingdom	Melton Mowbray	Owned	TPE/Consumer products, packaging products, medical products, automotive products

(1)
We expect to close this facility in the third quarter of 2005.

Segment	Country	Locations	Leased/Owned	Major Applications/Industry
	U.S.A.	Pineville, NC	Owned	Wire and cable sheathing products; packaging products; medical products in consumer goods products; footwear products; automotive products
		Leominster, MA	Owned	Wire and cable sheathing products; packaging products; medical products in consumer goods products; footwear products; automotive products
Electronics
Electronic Chemicals	France	Saint-Fromond	Owned	Semiconductor manufacturing
		St. Cheron	Owned	Semiconductor manufacturing
	Singapore	Singapore	Leased	Semiconductor manufacturing
	Taiwan	Chung-Li	Leased	Printed circuit boards
	United Kingdom	Riddings	Leased	Semiconductor manufacturing
	U.S.A.	Maple Plain, MN	Owned	Printed circuit boards, semiconductor manufacturing
		Fremont, CA	Leased	Photomasks, semiconductor manufacturing
Photomasks	United Kingdom	Glenrothes, Scotland	Owned	Masks and pellicle replacement
	U.S.A.	Austin, TX	Leased	Repairs
		Los Gatos, CA	Leased	Masks and pellicle replacement
Wafer Reclaim	France	Greasque	Owned	Wafer reclaim
	Germany	Erlangen	Leased	Wafer reclaim
	United Kingdom	Riddings(2)	Leased	Wafer reclaim
	U.S.A.	Prescott, AZ	Leased	Wafer reclaim
		Providence, RI(2)	Owned	Wafer reclaim
Specialty Chemicals
Surface Treatment	Australia	Bayswater North	Owned	Automotive and advanced technologies
		Girraween	Leased	Aerospace and advanced technologies
	Brazil	São Paulo	Leased	Automotive technologies and advanced technologies
	Canada	Bramalea, Ontario	Owned	Advanced technologies, aerospace and performance products
	China	Chonggin	Leased	Automotive and advanced technologies
		Shanghai	Leased	Automotive and advanced technologies
	France	Sens	Owned	Automotive technologies and advanced technologies
		Soissons	Owned	Aerospace
	Germany	Mönchengladbach	Owned	Performance products
		Langelsheim(3)	Owned	Automotive technologies, advanced technologies and aerospace
	India	JV in Worli	Owned	Automotive and Advanced Technology
		JV in Pune	Owned	Automotive and Advanced Technology

(2)
We expect to close these facilities in the first quarter of 2006.

(3)
This facility is shared by both business divisions of the Specialty Chemicals segment.

Segment	Country	Locations	Leased/Owned	Major Applications/Industry
	Italy	Guissano	Leased	Automotive technologies, advanced technologies, aerospace and performance products
		JV in Rovereto in Piano	Leased	Performance Products
	Mexico	Mexico City	Leased	Automotive technologies, advanced technologies, aerospace and performance products
	Netherlands	Oss	Owned	Automotive technologies and advanced technologies
	Poland	Warszawa	Leased	Automotive and advanced technologies
	Singapore	Singapore	Leased	Advanced technologies and aerospace
	South Africa	Boksburg	Owned	Automotive technologies and advanced technologies
	Spain	Canovelles	Owned	Automotive technologies, advanced technologies, aerospace and performance products
	Sweden	Bålsta	Owned	Automotive technologies and advanced technologies
	Switzerland	Dintikon	Leased	Advanced technologies and performance products
	Turkey	Istanbul	Owned	Automotive and advanced technologies
	United Kingdom	Bletchley	Leased	Automotive technologies, advanced technologies, aerospace and performance products
	U.S.A.	La Mirada, CA	Leased	Advanced technologies and aerospace, performance products
		Romulus, MI	Owned	Automotive technologies, advanced technologies, aerospace and performance products
Fine Chemicals	Austria	Arnoldstein	Leased	Metal sulphides
	Chile	La Negra	Owned	Lithium-carbonate and lithium chloride
	Germany	Langelsheim(3)	Owned	Butyl-Lithium, lithium-hydroxide, specialty products, metal and battery, lithium-hydrides, cesium, special metals and accelerators
	Taiwan	Taichung	Owned	Butyl-Lithium
	U.S.A.	Silver Peak, NV	Owned	Lithium-carbonate and lithium hydroxide
		New Johnsonville, TN	Owned	Butyl-Lithium and specialty products
		Kings Mountain, NC	Owned	Metal and battery
Titanium Dioxide Pigments
Titanium Dioxide	Germany	Duisburg(4)	Owned	Fibers, plastics, paints, coatings and paper
Functional Additives	China	JV in China	Leased	Plastics
	Germany	Duisburg(4)	Owned	Coatings, plastics, fibers, paper, pharmaceuticals, PVC stabilizers and glass fiber reinforced plastics

(3)
This facility is shared by both business divisions of the Specialty Chemicals segment.

(4)
This facility is shared by all three business divisions of the Titanium Dioxide Pigments segment.

Segment	Country	Locations	Leased/Owned	Major Applications/Industry
Water Chemistry	Germany	Duisburg(4)	Owned	Flocculants
		Ibbenbueren	Leased	Flocculants
		Schwarzheide	Leased	Flocculants
Advanced Ceramics
	China	Suzhou	Leased	General industry
	Czech Republic	Sumperk	Owned	General industry
		Dolni Rychnov	Owned	Electronics
	Germany	Plochingen	Owned	Medical, automotive and general industry
		Ebersbach	Owned	Automotive, electronics and general industry
		Lauf	Owned	Automotive, electronics and general industry
		Marktredwitz	Owned	Electronic, automotive and general industry
	South Korea	Suwon	Leased	Electronics
	Malaysia	Seremban	Owned	Medical
	United Kingdom	Colyton	Owned	Electronics
	U.S.A.	Laurens, SC	Owned	Automotive, electronics and general industry
Groupe Novasep
DNSC	Germany	Leverkusen-Schlebusch	Owned	Pharmaceutical, agrochemical and others
		Troisdorf	Owned	Agrochemical
Finorga	France	Chasse-sur-Rhone	Owned	Pharmaceutical and others
		Mourenx	Owned	Pharmaceutical
Rohner	Switzerland	Pratteln	Owned	Pharmaceutical, agrochemical and others
Novasep	France	Pompey	Leased	Pharmaceuticals and equipment engineering and manufacturing
		LeMans	Owned	Pharmaceuticals
		Epone	Owned	Equipment engineering and manufacturing
		Saint-Maurice de Boynost	Leased	Equipment engineering and manufacturing
	U.S.A.	Boothwyn, PA	Leased	Pharmaceuticals and equipment engineering and manufacturing

(4)
This facility is shared by all three business divisions of the Titanium Dioxide Pigments segment.

Item 3. Legal Proceedings.

        We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to product liability, intellectual property and environmental matters. In addition, we may be required to make indemnity payments in connection with certain product liability and environmental claims. See Item 1—Business—Risk Factors—Risk Factors Relating to Our Business—Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested; Risk Factors—Risk Factors Relating to Our Business—Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of product liability claims; and Risk Factors—Risk Factors Relating to Our Business—Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims. Although we do not believe that there is any other individual legal proceeding that is likely to have a material adverse effect on our business or financial condition, we cannot predict the outcome of any litigation or the potential for future litigation.

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

Recent Sales of Unregistered Securities

        On November 10, 2004 we sold €375.0 million aggregate principal amount of 7.625% senior subordinated notes due 2014 and $200.0 million aggregate principal amount of 7.500% senior subordinated notes due 2014 to Credit Suisse First Boston (Europe) Limited, Credit Suisse First Boston LLC, Goldman, Sachs and Company, UBS Limited, UBS Securities LLC, BNP Paribus Securities Corp., ING Financial Markets, LLC, Nat City Investments, Inc., Rabo Securities USA Inc. and West LB AG, London Branch in a transaction exempt from the registration requirements under the Securities Act of 1933, as amended and based on Rule 144A and Regulation S promulgated under the Securities Act. The proceeds from the sale of the notes were used to repay our existing debt as described under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

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

	Successor or Rockwood						Predecessor
						Period from November 21, 2000 through December 31, 2000	Period from January 1, 2000 through November 20, 2000
	Year Ended December 31,
(millions)
	2004	2003	2002	2001	2000(1)
Statement of operations data:
Net sales:
Performance Additives(2)	$630.9	$477.3	$443.8	$418.4	$452.6	$42.5	$410.1
Specialty Compounds	200.4	176.4	168.8	171.7	208.0	19.8	188.2
Electronics	168.1	143.6	147.3	152.5	174.2	20.2	154.0
Specialty Chemicals	321.1	—	—	—	—	—	—
Titanium Dioxide Pigments	175.7	—	—	—	—	—	—
Advanced Ceramics	146.3	—	—	—	—	—	—
Groupe Novasep	101.0	—	—	—	—	—	—

Total net sales	1,743.5	797.3	759.9	742.6	834.8	82.5	752.3

Cost of products sold	1,267.6	581.4	542.5	546.5	604.1	69.7	534.4

Total gross profit	475.9	215.9	217.4	196.1	230.7	12.8	217.9

Selling, general and administrative expenses	327.7	118.0	112.9	147.5	171.2	21.8	149.4
Impairment charges(3)	11.0	35.0	50.0	—	—	—	—
Restructuring charges(4)	1.1	1.8	1.2	9.2	3.9	—	3.9

Operating income (loss)	136.1	61.1	53.3	39.4	55.6	(9.0)	64.6
Other income (expenses):
Interest expense, net(5)	(127.7)	(85.8)	(88.2)	(89.3)	(56.3)	(10.9)	(45.4)
Foreign exchange (loss) gain(6)	(113.2)	(18.5)	(24.6)	9.6	(19.3)	(16.7)	(2.6)
Refinancing expenses(7)	(26.1)	(38.3)	—	—	—	—	—
Gain on sale of investment(8)	—	—	—	—	1.0	—	1.0
Loss on receivables sold	—	—	(1.2)	(1.2)	—	—	—
Stamp duty tax and other(9)	(4.3)	—	—	—	—	—	—

(Loss) income before taxes	(135.2)	(81.5)	(60.7)	(41.5)	(19.0)	(36.6)	17.6
Income tax provision (benefit)	13.0	(9.5)	(5.5)	0.6	5.1	(4.8)	9.9

Net (loss) income	$(148.2)	$(72.0)	$(55.2)	$(42.1)	$(24.1)	$(31.8)	$7.7

Cash flow data:
Net cash provided by (used in) operating activities	$179.6	$45.7	$(3.4)	$113.5	$48.4	$(0.5)	$48.9
Net cash (used in) provided by investing activities	(2,249.9)	(48.5)	(30.4)	(31.6)	(1,171.5)	(1,181.4)	9.9
Net cash provided by (used in) financing activities	2,133.4	(1.2)	(19.1)	(33.6)	1,103.0	1,207.2	(104.2)
Effect of exchange rate changes on cash	5.6	3.8	2.6	0.1	8.1	19.5	(11.4)

Net increase (decrease) in cash and cash equivalents	$68.7	$(0.2)	$(50.3)	$48.4	$(12.0)	$44.8	$(56.8)

	Successor or Rockwood						Predecessor
						Period from November 21, 2000 through December 31, 2000	Period from January 1, 2000 through November 20, 2000
	Year Ended December 31,
(millions)
	2004	2003	2002	2001	2000(1)
Other data:
Depreciation and amortization	$115.2	$52.4	$46.3	$74.7	$72.2	$10.6	$61.6
Capital expenditures	112.8	34.3	36.0	34.5	51.4	6.4	45.0
EBITDA(10)	107.7	56.7	73.8	122.5	109.5	(15.1)	124.6
Non-cash charges and gains included in EBITDA(11)	149.3	90.4	74.6	(9.6)	19.3	16.7	2.6
Other special charges and gains included in EBITDA(12)	75.4	2.4	2.1	27.5	34.4	13.0	21.4
	As of December 31,
(millions)
	2004(13)	2003	2002	2001	2000
Balance sheet data:
Cash and cash equivalents	$111.4	$42.7	$42.9	$93.2	$44.8
Working capital	495.2	104.2	67.6	69.3	144.4
Property, plant and equipment, net	1,566.8	418.6	407.0	391.2	407.5
Total assets	5,386.6	1,433.0	1,407.0	1,410.8	1,513.4
Total long-term debt, including current portion	3,124.1	833.0	876.2	854.9	891.6
Stockholders' equity	904.0	353.6	278.2	298.2	356.7

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

(11)
EBITDA, as defined above, contains the following non-cash charges and gains for which we believe adjustment is permitted under our senior secured credit agreement, each of which is described under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Special Charges:

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

(12)
In addition to non-cash charges and gains, our EBITDA contains the following other special charges and gains for which we believe adjustment is permitted under our senior secured credit agreement, each of which is described under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Special Charges:

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

(13)
See discussion of the restatement in Note 19—Restatement to the consolidated financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to the Dynamit Nobel Acquisition consummated on July 31, 2004. In connection with the Dynamit Nobel Acquisition, we entered into new financing arrangements and significantly altered our capital structure. The historical financial information of Rockwood during the periods prior to the Dynamit Nobel Acquisition included in this Annual Report does not reflect the significant impact the Dynamit Nobel Acquisition has had and will have on us. The results of operations of Dynamit Nobel for the five-month period ended December 31, 2004 starting on the date the Dynamit Nobel Acquisition was consummated are included in our consolidated financial statements for the year ended December 31, 2004. The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement as described in Note 19—Restatement to the consolidated financial statements.

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

General

        We are a global developer, manufacturer and marketer of technologically advanced, high value-added specialty chemicals and advanced materials. We serve more than 60,000 customers across a wide variety of industries and geographic areas. Since the completion of the Dynamit Nobel acquisition, we operate through seven business segments: (1) Performance Additives; (2) Specialty Compounds; (3) Electronics; (4) Specialty Chemicals; (5) Titanium Dioxide Pigments; (6) Advanced Ceramics; and (7) Groupe Novasep. Of these seven segments, we acquired Specialty Chemicals, Titanium Dioxide Pigments, Advanced Ceramics and Groupe Novasep (then known as Custom Synthesis) in the Dynamit Nobel acquisition.

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

        We financed the Dynamit Nobel Acquisition primarily through the proceeds of net equity investments in Rockwood Holdings of $404.0 million from KKR and DLJMB, term loans of approximately $1,454.2 million and a senior subordinated loan facility of approximately $854.5 million, as described in detail under "—Liquidity and Capital Resources" below. Subsequently, we refinanced significant portions of this indebtedness with indebtedness bearing lower interest rates. Nonetheless, as a result of the Dynamit Nobel Acquisition, our interest expense currently is, and will continue to be, higher than it was prior to the Dynamit Nobel Acquisition.

        We are focused on increasing sales, improving productivity, reducing costs, expanding margins and reducing debt. In connection with this focus, since the KKR acquisition, among other things:

  •
  we reduced overhead costs and eliminated management redundancies. We have begun to implement plans to cut costs, reduce overhead and eliminate duplicative positions in the acquired Dynamit Nobel businesses and the acquired pigments and dispersions business of Johnson Matthey Plc. For example, we closed the former headquarters of Dynamit Nobel in Troisdorf, Germany and the New Lebanon, New York manufacturing facility of our Advanced Ceramics segment and will implement other restructuring measures at our Specialty Chemicals and Groupe Novasep segments. In addition, we eliminated 40 positions in connection with the acquisition of the pigments and dispersions business. In total, we estimate that we will achieve annual cost savings of approximately $17.0 million in connection with these and other actions;

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

  •
  Raw material costs have increased in general in the Performance Additives segment in 2004 and continue to trend upward currently, particularly in the Timber Treatment Chemicals and Color Pigments and Services businesses. Increased raw material costs for copper and mono-ethanolamine, primary components in the ACQ production process, are expected to continue to increase in the near future. Our ability to pass on some or all of these increases is uncertain.

  Specialty Compounds

  •
  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. A sustained downturn in the telecommunications market and related sectors caused a significant decline in the volume of our products sold during the first half of 2002. Sales of these products have been relatively stable in 2003 and the first half of 2004 with demand improving moderately in the second half of 2004 and continued to experience moderate gains in the first quarter of 2005.

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

  Electronics

  •
  Demand for our Electronics products generally follows the activity levels of semiconductor and printed circuit board manufacturers. The global semiconductor and printed circuit board markets are cyclical in nature. These markets witnessed a sustained downturn in 2002 and most of 2003, which significantly impacted the volume of our products sold in the three business lines within our Electronics segment. Although the timing and severity of such impact generally varied among the business lines during this period, due to the unusually long duration of that downturn, volumes sold in most of our Electronics business lines (most notably our Wafer Reclaim business line and, to a lesser extent, our Photomasks and Electronic Chemicals business lines) declined through 2003. Market conditions generally improved during 2004, resulting in higher volumes in 2004 as compared to 2003. However, general electronic market conditions in the fourth quarter of 2004 and the first quarter of 2005 appear to indicate that demand for Electronics products has declined. Although the semiconductor industry is now predicting growth over 2004, we expect such growth to occur largely in Asia.

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

  Titanium Dioxide Pigments

  •
  Demand for our titanium dioxide products in anatase form is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile form and our functional additives is driven by demand in the coatings, paper and plastics industries. Volumes sold of our titanium dioxide products in anatase form increased from mid-2002 through 2004. In contrast, volumes sold of our titanium dioxide products in rutile form decreased during 2002 due to continued weak global conditions and remained flat in 2003 and 2004. We have experienced a decrease in volume in our titanium dioxide business line in early 2005 due, in part, to the lower cost of cotton, which has negatively affected demand for synthetic fibers and in turn our products. In addition, a significant portion of our sales generated in Asia are denominated in euros and, the strengthening of the euro may negatively impact our net sales in this region in 2005 by either resulting in pricing pressure or loss of customers.

  •
  Although price levels of titanium dioxide products in anatase form remained relatively stable globally in 2003, we experienced pricing pressure in Europe from global suppliers and in Asia from Chinese suppliers during 2004. Although price levels of titanium products in rutile form gradually increased in 2003, we experienced pricing pressures during 2004.

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

  Groupe Novasep

  •
  Demand for our custom synthesis chemistries and processes depends to a large extent on the pipeline and lifecycles of pharmaceutical products. The decrease of annual FDA approvals in recent years reflects the slowdown of the development of new molecules in the life-sciences industry. In addition, the average development time of a new drug has increased in recent years, despite pharmaceutical manufacturers' attempts to decrease this development period. Further, merger and acquisition activity in the pharmaceutical industry and overcapacity in the custom synthesis industry has adversely affected the demand for and prices of our products. We also expect demand to be adversely affected by the migration of certain manufacturing processes to China. This trend toward lower demand has been partially offset in recent years, however, by increased demand for pharmaceuticals caused by a growing population worldwide and an aging population in the United States.

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

        We estimate that we sold to customers in more than 25 countries during this period. Currently, we serve our diverse and extensive customer base with 100 manufacturing facilities in 25 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability.

        Our sales and production costs are mainly denominated in U.S. dollars or euros. Therefore, our results of operations and financial condition have been historically impacted primarily by the fluctuation of the euro against our reporting currency, the U.S. dollar. The recent strengthening of the euro against the U.S. dollar through the first quarter of 2005 has had a positive impact on our net sales, gross profit and operating income reported in our consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002, as a result of our euro-denominated operations being translated into U.S. dollars, but has had a negative impact on the "foreign exchange gain (loss)" component of "other (expenses) income" as a result of our euro-denominated debt being translated into U.S. dollars. A weakening of the euro against the U.S. dollar would have had the opposite effect. Historically, however, our pro forma operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions, particularly in our Groupe Novasep segment.

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

        The allocation of the purchase price of the Dynamit Nobel Acquisition to the identifiable assets acquired is complete, except that the purchase price is subject to possible post-closing adjustments, including adjustments related to Closing Net Financial Debt and Closing Working Capital (as each term is defined in the Sale and Purchase Agreement dated April 19, 2004). mg technologies ag has notified us of several adjustments which would result in our paying an additional €31.5 million; however, we have notified mg technologies of counterclaims in the aggregate of €34.7 million. On June 20, 2005 we tentatively agreed to settle these post-closing adjustments with mg technologies by paying mg technologies €13.5 million ($16.6 million). We expect to finalize a formal settlement agreement in the third quarter of 2005. The recorded amount of goodwill, net of tax, as applicable, will change based on this tentative settlement.

        The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill and this indefinite-lived asset is subject to annual impairment review. Goodwill in the transaction totaled $936.4 million at December 31, 2004. This represents a $23.9 million increase to goodwill from the initial allocation of the purchase price contained in our September 30, 2004 balance sheet and was primarily due to refinement and reallocation of identifiable asset valuation estimates by the independent appraiser and the recognition of additional liabilities for which management was seeking additional information and did not have sufficient information to record as of September 30, 2004.

        In September 2004, one of our subsidiaries acquired the pigments and dispersions business of Johnson Matthey Plc. and in connection therewith borrowed €41.9 million (or $50.4 million based on the September 27, 2004 exchange rate of €1.00=$1.2029) under a term loan of the senior secured credit facilities.

        In December 2004, we completed a combination of the three business lines of our Custom Synthesis segment (now known as our Groupe Novasep segment) with Groupe Novasep SAS. Pursuant to this transaction, one of our subsidiaries acquired 69.4% of the stock of Groupe Novasep SAS from outside investors and Groupe Novasep SAS management for a total purchase price of approximately $139.7 million, including assumed debt of $48.6 million; cash acquired of $14.6 million and exchange of the remaining 30.6% of the stock of Groupe Novasep SAS for stock in our acquiring subsidiary, valued at $31.2 million. As a result of the combination, we own approximately 79% of the combined new Groupe Novasep. We believe this combination strengthens this segment by joining together Groupe Novasep SAS' proprietary separation technologies with our capabilities of developing and manufacturing advanced intermediates and active ingredients for the pharmaceutical and performance chemical industries, which we expect will position us better in this highly competitive market.

        We accounted for the Groupe Novasep combination using the purchase method of accounting. We have allocated the total estimated purchase price to the assets acquired and liabilities assumed of Groupe Novasep SAS based on preliminary estimates of their fair values. This purchase accounting is not yet complete; we expect to finalize this by the third quarter of 2005. We retained independent valuation specialists to assist in the determination of a fair value of a significant portion of these assets, including property, plant and equipment and identified intangible assets. Since the final appraisals are not yet complete we have not yet completed our allocation of the purchase price and expect to make adjustments to the preliminary allocations in subsequent periods. The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill and this indefinite lived asset is subject to annual impairment review. Based on the preliminary allocation of the total estimated purchase price, goodwill in the transaction totaled $33.8 million at the combination date. We expect this amount will change at a subsequent date when we finalize the purchase accounting for the Groupe Novasep combination.

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

  •
  In connection with the pigments and dispersions acquisition in our Performance Additives segment, we have also included for 2004 the $1.0 million impact from the reversal of inventory step-ups.

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

Results of Operations

Actual Results of Operations

        The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net loss is set forth on in "—Reconciliation of Net Loss to Adjusted EBITDA"), including as a percentage of net sales, for the periods presented. See Note 3—Segment Information to Rockwood's audited consolidated financial statements included in Item 8

Financial Statements and Supplementary Data for segment information and reconciliation to consolidated net income.

	Year Ended December 31,
($ in millions)
	2004	2003	2002
Statement of operations data:
Net sales:
Performance Additives	$630.9	$477.3	$443.8
Specialty Compounds	200.4	176.4	168.8
Electronics	168.1	143.6	147.3
Specialty Chemicals	321.1	—	—
Titanium Dioxide Pigments	175.7	—	—
Advanced Ceramics	146.3	—	—
Groupe Novasep	101.0	—	—

Total net sales	1,743.5	797.3	759.9
Gross profit	475.9	215.9	217.4
	27.3%	27.1%	28.6%
Selling, general and administrative expenses	327.7	118.0	112.9
	18.8%	14.8%	14.9%
Impairment charges	11.0	35.0	50.0
Restructuring charges	1.1	1.8	1.2
Operating income (loss):
Performance Additives	115.4	84.1	81.7
	18.3%	17.6%	18.4%
Specialty Compounds	20.7	16.1	19.2
	10.3%	9.1%	11.4%
Electronics	(3.2)	(24.8)	(29.7)
	(1.9%)	(17.3%)	(20.2%)
Specialty Chemicals	16.3	—	—
	5.1%	—%	—%
Titanium Dioxide Pigments	16.0	—	—
	9.1%	—%	—%
Advanced Ceramics	2.8	—	—
	1.9%	—%	—%
Groupe Novasep	4.8	—	—
	4.8%	—%	—%
Corporate costs	(36.7)	(14.3)	(17.9)

Total operating income	136.1	61.1	53.3
Other (expense) income:
Interest expense, net	(127.7)	(85.8)	(88.2)
Refinancing expenses	(26.1)	(38.3)	—
Foreign exchange loss, net	(113.2)	(18.5)	(24.6)
Other, net	(4.3)	—	(1.2)

Loss before taxes	(135.2)	(81.5)	(60.7)
Income tax provision (benefit)	13.0	(9.5)	(5.5)

Net loss	$(148.2)	$(72.0)	$(55.2)

Adjusted EBITDA:
Performance Additives	149.2	112.5	106.4
	23.6%	23.6%	24.0%
Specialty Compounds	28.8	23.9	26.0
	14.4%	13.5%	15.4%
Electronics	28.9	24.8	33.4
	17.2%	17.3%	22.7%
Specialty Chemicals	60.0	—	—
	18.7%	—%	—%
Titanium Dioxide Pigments	37.8	—	—
	21.5%	—%	—%
Advanced Ceramics	35.8	—	—
	24.5%	—%	—%
Groupe Novasep	23.0	—	—
	22.8%	—%	—%
Corporate costs	(31.1)	(11.7)	(15.4)

Total Adjusted EBITDA	$332.4	$149.5	$150.4

        The following tables present the changes in the major components of our operations on a historical basis in dollars and percentages.

	Change: 2004 versus 2003					Change: 2003-2002
($ in millions)	Total	% Change	FX Effect(1)	Acquisitions Divestitures net	Other	Total	% Change	FX Effect(1)	Acquisitions Divestitures net	Other
Statement of operations data:
Net sales:
Performance Additives	$153.6	32.2%	$14.6	$32.4	$106.6	$33.5	7.5%	$16.2	$9.7	$7.6
Specialty Compounds	24.0	13.6	6.1	—	17.9	7.6	4.5	5.8	—	1.8
Electronics	24.5	17.1	7.3	2.7	14.5	(3.7)	-2.5	6.6	—	(10.3)
Specialty Chemicals	321.1		—	321.1	—	—		—	—	—
Titanium Dioxide Pigments	175.7		—	175.7	—	—		—	—	—
Advanced Ceramics	146.3		—	146.3	—	—		—	—	—
Groupe Novasep	101.0		—	101.0	—	—		—	—	—

Total net sales	946.2	118.7	28.0	779.2	139.0	37.4	4.9	28.6	9.7	(0.9)
Gross profit	260.0	120.4	4.5	208.7	46.8	(1.5)	-0.7	5.3	3.7	(10.5)
Selling, general and administrative expenses	209.7	177.7	5.6	181.0	23.1	5.1	4.5	4.4	1.7	(1.0)
Impairment charges	(24.0)				(24.0)	(15.0)				(15.0)
Restructuring charges	(0.7)				(0.7)	0.6				0.6

Total operating expenses	185.0	119.5	5.6	181.0	(1.6)	(9.3)	-5.7	4.4	1.7	(15.4)
Operating income (loss):
Performance Additives	31.3	37.2	1.0	(0.6)	30.9	2.4	2.9	1.1	2.0	(0.7)
Specialty Compounds	4.6	28.6	0.3	—	4.3	(3.1)	-16.1	(0.3)	—	(2.8)
Electronics	21.6	87.1	(1.8)	(5.6)	29.0	4.9	-16.5	0.2	—	4.7
Specialty Chemicals	16.3			16.3	—	—		—	—	—
Titanium Dioxide Pigments	16.0			16.0	—	—		—	—	—
Advanced Ceramics	2.8			2.8	—	—		—	—	—
Groupe Novasep	4.8			4.8	—	—		—	—	—
Corporate costs	(22.4)	156.6	(0.6)	(6.0)	(15.8)	3.6	-20.1	(0.1)	—	3.7

Total	75.0	122.7	(1.1)	27.7	48.4	7.8	14.6	0.9	2.0	4.9
Other income
(expenses):
Interest expense, net	(41.9)	48.8	(1.7)	(7.3)	(32.9)	2.4	-2.7	(2.0)	—	4.4
Foreign exchange (loss) gain, net	(94.7)					6.1
Refinancing expenses	12.2					(38.3)
Other	(4.3)					1.2

Loss before taxes	(53.7)					(20.8)
Income tax provision (benefit)	22.5					(4.0)
Net loss:
Performance Additives	39.8					2.8
Specialty Compounds	(4.3)					(5.3)
Electronics	20.7					10.1
Specialty Chemicals	(24.5)					—
Titanium Dioxide Pigments	(4.2)					—
Advanced Ceramics	(22.0)					—
Groupe Novasep	(18.6)					—
Corporate costs	(63.1)					(24.4)

Total	(76.2)					(16.8)
Adjusted EBITDA:
Performance Additives	36.7	32.6	2.8	0.7	33.2	6.1	5.7	3.4	2.2	0.5
Specialty Compounds	4.9	20.5	0.7	—	4.2	(2.1)	-8.1	0.9	—	(3.0)
Electronics	4.1	16.5	(0.4)	(1.4)	5.9	(8.6)	-25.7	1.1	—	(9.7)
Specialty Chemicals	60.0		—	60.0	—	—		—	—	—
Titanium Dioxide Pigments	37.8		—	37.8	—	—		—	—	—
Advanced Ceramics	35.8		—	35.8	—	—		—	—	—
Groupe Novasep	23.0		—	23.0	—	—		—	—	—
Corporate costs and eliminations	(19.4)	165.8	(0.7)	(6.4)	(12.3)	3.7	-24.0	(0.1)	—	3.8

Total	$182.9	122.8%	$2.4	$149.5	$31.0	$(0.9)	-0.6%	$5.3	$2.2	$(8.4)

(1)
The foreign exchange effect was calculated based on the change in the euro to U.S. dollar exchange rate for the applicable period.

Actual year ended December 31, 2004 compared to actual year ended December 31, 2003

Overview

        Net sales increased $946.2 million or 118.7% as a result of the inclusion of five months of operations for the segments acquired as part of the Dynamit Nobel Acquisition ($744.1 million), other acquisitions and favorable currency changes. The sales improvement was also a result of the strong performance of the Performance Additives segment largely stemming from higher North American sales of ACQ products versus CCA products as a result of the ACQ conversion. Specialty Compounds also had solid net sales growth primarily due to wire and cable sales volume increases. The Electronics segment experienced double-digit net sales percentage growth, primarily due to the general recovery in the Electronics sector, as well as the effects of favorable currency effects and acquisitions.

        We also experienced solid operating income and Adjusted EBITDA growth as well for 2004 as compared to 2003 primarily due to the net sales growth described above. Operating income was up $75.0 million, or 122.7%. Adjusted EBITDA was up $182.9 million, or 122.8%. This improvement was also primarily due to the strong performance of the Performance Additives segment (operating income and Adjusted EBITDA up $31.3 million, or 37.2%, and $36.7 million, or 32.6%, respectively, stemming from acquisitions and favorable currency changes and the higher ACQ sales in our Timber Treatment Chemicals business.

        Operating income and Adjusted EBITDA results were negatively impacted by rising raw material costs in several businesses including, among others, PVC in the Specialty Compounds segment and the cost of copper in the Timber Treatment Chemicals business of the Performance Additives segment.

Net sales

        Net sales were $1,743.5 million for 2004 as compared to $797.3 million for 2003. The 118.7% increase is largely due to the Dynamit Nobel Acquisition from the inclusion of $744.1 million of five months of operations for the segments acquired as part of the Dynamit Nobel Acquisition. Other acquisitions accounted for $35.1 million of net sales for 2004 as compared to the same period in 2003. Currency changes positively impacted net sales in 2004 by approximately $28.0 million. The remaining increase was $139.0 million, or 17.4% and is explained below in the segment discussion of net sales.

        Performance Additives.    Net sales for our Performance Additives segment increased $153.6 million or 32.2% over the prior period with favorable mix ($84.5 million) primarily in our Timber Treatment Chemicals products due to a greater mix of higher priced ACQ products versus CCA products as a result of the ACQ conversion in North America ($66.3 million). Selling prices were unfavorable by $7.0 million. Also, volume was higher in this segment including in our Color Pigments and Services business with stronger volume due to increased demand for construction products. Also included in net sales were $14.6 million from favorable currency changes and $32.4 million from the impact of acquisitions.

        Specialty Compounds.    Net sales for our Specialty Compounds segment increased $24.0 million or 13.6%, over the prior period including the impact of more favorable sales volume ($16.8 million) primarily in our wire and cable compounds business. Also, selling prices increased $4.3 million in 2004 due to raw material cost increases. Favorable currency changes of $6.1 million were also experienced in 2004.

        Electronics.    Net sales for our Electronics segment increased $24.5 million or 17.1% over the prior year period primarily due to increase in sales volumes. Pricing pressure ($8.0 million) offset this sales increase in certain businesses.

Gross profit

        Gross profit as a percentage of net sales was 27.3% in 2004 and 27.1% in 2003. Gross profit increased by $260.0 million, primarily representing $208.7 million due to acquisitions (primarily Dynamit Nobel). Gross profit also increased by $4.5 million due to currency changes.

        The remaining gross margin increase was $46.8 million mostly due to more favorable mix in the Performance Additives segment ($27.1 million), primarily resulting from ACQ product sales in our Timber Treatment Chemicals business and generally higher gross margins from the Dynamit Nobel businesses partially offset by higher raw material costs in the Performance Additives segment ($2.8 million), primarily in the Timber Treatment Chemicals business, higher PVC raw material costs in our Specialty Compounds segment ($4.2 million) and pricing pressures within the Wafer Reclaim and Photomasks' businesses of our Electronics segment discussed above.

        Gross profit margin as a percentage of net sales was partially impacted by a $61.1 million charge, or 3.5% of net sales, to cost of goods sold in 2004 primarily related to the portion of the purchase price allocated to inventory to reflect manufacturing profit in inventory on the date the Dynamit Nobel Acquisition was consummated. This was recorded as the inventory was sold in the normal course of business during the five months of operations for the segments acquired.

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

Impairment charges

        As part of our annual goodwill impairment testing in 2004 and 2003, we determined there were goodwill impairments of $4.0 million and $19.3 million, respectively, in certain business lines within our Electronics segment. These impairments resulted from a significant decrease in earnings and operating cash flows during the year of the applicable charge and estimated prospective earnings and operating cash flows based on projections prepared late in the same year. The decline in profitability and cash flows was due to global economic conditions common to significant competitors, including significant pricing pressure in part based on current industry overcapacity and eroding competitive position. We also reviewed these business lines for impairment of property, plant and equipment. As a result, we recorded an impairment charge of $7.0 million and $15.7 million, respectively, in 2004 and 2003 to our property, plant and equipment of our Electronics segment.

Restructuring charges, net

        We recorded $1.1 million and $1.8 million in 2004 and 2003, respectively, of restructuring charges for miscellaneous restructuring actions.

Operating income

        Operating income increased $75.0 million, or 122.7%. $42.5 million of this increase resulted from charges in gross profit and operating expenses of $78.5 million in 2004 as compared to $36.0 million in 2003. The remaining amounts of operating income for those periods of $214.6 million in 2004 and $97.1 million, in 2003 would represent operating margins of 12.3% in 2004 versus 12.2% in 2003, despite increased depreciation and amortization expenses from fair value step-ups associated with the Dynamit Nobel Acquisition.

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

Provision for income taxes

        The effective income tax rate for 2004 was 9.6%. The current year effective tax rate was negatively impacted by 6.1% due to foreign tax differential, 31.3% due to the expected inability to realize tax benefits on losses incurred in the U. S., Switzerland, Italy and the United Kingdom and by 3.9% due to certain costs incurred on derivatives in connection with the Dynamit Nobel Acquisition that are not deductible for tax purposes.

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

        Corporate.    Adjusted EBITDA loss at Corporate increased from $11.7 million to $31.1 million primarily due to higher professional fees and other costs related to the Dynamit Nobel Acquisition.

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

        We had a $7.8 million, or 14.6%, increase in operating income in 2003. However, we had a $0.9 million, or 0.6%, decrease in Adjusted EBITDA. Operating income and Adjusted EBITDA for our Performance Additives segment were up due to acquisitions and favorable currency changes in 2003. The impact of the sales increase was offset by generally higher energy, depreciation, and insurance costs as well as higher marketing costs related to the ACQ conversion and higher rent expense at our Water Treatment Chemicals business due to a sale/leaseback transaction. Operating income and Adjusted EBITDA for our Specialty Compounds segment decreased $3.1 million, or 16.1%, and $2.1 million, or 8.1%, respectively, as higher PVC and insurance costs offset the impact of the small organic sales increase. Operating income for our Electronics segment increased $4.9 million as lower goodwill impairment charges offset the impact of the sales decrease. Adjusted EBITDA for our Electronics segment decreased $8.6 million due primarily to the impact of the sales decrease and higher insurance costs. Corporate operating expense decreased $3.6 million, or 20.1%, due to lower bonus payments and lower discretionary spending. Corporate Adjusted EBITDA loss decreased $3.7 million, or 24.0%, for the same reason.

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

        Specialty Compounds.    Operating income for our Specialty Compounds segment decreased $3.1 million primarily due to lower gross profit discussed above as well as restructuring costs and higher general insurance costs.

        Electronics.    Although operating loss for our Electronics segment improved during 2003 this was largely due to the decrease in non-cash impairment charges. The remaining operating loss increased by $9.9 million primarily due to the gross profit decrease discussed above along with higher general insurance costs.

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

Reconciliation of Net Loss to Adjusted EBITDA

        Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income (loss) as the most comparable U.S. GAAP measure. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income (loss) to Adjusted EBITDA:

	Year ended December 31,
(millions)
	2004	2003	2002
Net loss	$(148.2)	$(72.0)	$(55.2)
Income tax provision (benefit)	13.0	(9.5)	(5.5)
Interest expense, net	127.7	85.8	88.2
Depreciation and amortization	115.2	52.4	46.3
Asset impairment	11.0	35.0	50.0
Restructuring and related charges	1.1	1.8	1.2
Systems/organization establishment expenses	4.8	1.6	1.6
Cancelled acquisition and disposal costs	0.5	1.9	0.2
Costs incurred related to debt modifications	—	1.4	—
Business interruption and insurance recovery	—	(4.5)	(2.2)
Inventory write-up reversal	61.1	0.2	—
Refinancing expenses	26.1	36.9	—
Stamp duty tax	4.0	—	—
Loss (gain) from disposed businesses	0.8	—	—
Foreign exchange loss (gain)	113.2	18.5	24.6
Loss on receivables sold	—	—	1.2
Other	2.1	—	—

Total Adjusted EBITDA	$332.4	$149.5	$150.4

Pro Forma Net Sales, Net Income (Loss) and Adjusted EBITDA

        Our company has changed significantly since the Dynamit Nobel Acquisition. Our historical results of operations on an actual basis for the year ended December 31, 2004, presented immediately prior to this pro forma information, include only the results of operations for the four segments acquired as part of the Dynamit Nobel Acquisition since the consummation date of July 31, 2004 in accordance with accounting principles generally accepted in the United States, which we refer to as U.S. GAAP in this report. As such, we believe the following supplemental unaudited pro forma information is helpful in highlighting trends by segment and on a consolidated basis. The following supplemental unaudited pro forma net sales, net income (loss) and Adjusted EBITDA is prepared on a pro forma basis as if the Dynamit Nobel Acquisition, the pigments and dispersions acquisition and the Groupe Novasep combination had occurred at January 1, 2004. The following supplemental unaudited pro forma information is provided for informational purposes only and is not intended to be indicative of the results that would have actually been attained had the Dynamit Nobel Acquisition, the pigments and dispersions acquisition and the Groupe Novasep combination occurred as of January 1, 2004 or that may be attained in the future. The supplemental unaudited pro forma information has been prepared based upon currently available information and assumptions that we believe are reasonable. Such currently available information and assumptions may prove to be inaccurate over time.

        The following table presents net sales, net income (loss) and Adjusted EBITDA for the year ended December 31, 2004 on a pro forma basis:

(millions)	Pro Forma Net Sales	Pro Forma Net Income (Loss)	Pro Forma Adjusted EBITDA
Year Ended December 31, 2004:
Performance Additives	$674.8	$84.2	$154.9
Specialty Compounds	200.4	12.2	28.8
Electronics	168.1	(6.7)	28.9
Specialty Chemicals	759.6	2.1	141.4
Titanium Dioxide Pigments	422.0	8.5	84.6
Advanced Ceramics	349.5	(12.6)	80.3
Groupe Novasep	338.6	(5.5)	61.1
Corporate	—	(204.9)	(40.1)

Total	$2,913.0	$(122.7)	$539.9

See the reconciliation of pro forma net income (loss) to pro forma Adjusted EBITDA following this section.

        We revised the determination of pro forma net loss in the table above as a result of a revised pro forma calculation of interest expense to take into account the average debt balances outstanding during the year at the applicable average currency exchange rates on a pro forma basis. This correction has decreased the pro forma net loss previously reported for the year ended December 31, 2004 by $7.2 million, less the tax effect of $2.6 million, for a net decrease of $4.6 million. This decrease has been allocated as follows: increased pro forma net income in the Specialty Chemicals segment by $1.8 million net of tax effect, increased pro forma net income in the Titanium Dioxide Pigments segment by $1.2 million net of tax effect, decreased pro forma net loss in the Advanced Ceramics segment by $1.2 net of tax effect, decreased pro forma net loss in the Groupe Novasep segment by $0.3 million net of tax effect and decreased pro forma net loss at Corporate by $0.1 million net of tax effect.

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

Pro Forma Net Income (Loss)

        Net loss on a pro forma basis was $122.7 million in 2004. This amount included $84.2 million pro forma net income in the Performance Additives segment, $12.2 million pro forma net income in the Specialty Compounds segment, $6.7 million pro forma net loss in the Electronics segment, $2.1 million pro forma net income in the Specialty Chemicals segment, $8.5 million pro forma net income in the Titanium Dioxide Pigments segment, $12.6 million pro forma net loss in the Advanced Ceramics segment and $5.5 million pro forma net loss in the Groupe Novasep segment. Also included in Adjusted EBITDA on a pro forma basis in 2004 were losses at Corporate of $204.9 million.

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

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate	Consolidated
Year Ended December 31, 2004
Net income (loss)	$84.2	$12.2	$(6.7)	$2.1	$8.5	$(12.6)	$(5.5)	$(204.9)	$(122.7)
Income tax (benefit) provision	4.4	8.6	(4.6)	30.7	11.8	15.1	23.6	(42.9)	46.7
Interest expense, net	30.0	(0.5)	6.6	45.1	29.1	30.8	10.2	60.1	211.4
Depreciation and amortization	34.2	7.7	20.8	38.1	28.4	25.5	24.1	1.0	179.8
Impairment charges	—	—	11.0	—	—	—	—	—	11.0
Restructuring and related charges	0.5	0.3	—	0.3	—	—	—	—	1.1
Systems/organization establishment expenses	0.2	—	0.2	0.1	—	—	—	4.3	4.8
Investor write-up reversal	1.0	—	—	25.4	6.6	20.8	7.3	—	61.1
Acquisition and disposal costs	—	—	0.2	—	—	—	—	0.3	0.5
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0
Loss from disposed businesses	—	—	—	—	—	—	0.8	—	0.8
Refinancing expenses	0.4	0.2	0.1	—	—	—	—	25.4	26.1
Foreign exchange loss (gain)	0.3	—	1.4	(0.9)	—	—	0.2	112.2	113.2
Other	(0.3)	0.3	(0.1)	0.5	0.2	0.7	0.4	0.4	2.1

Total Adjusted EBITDA(a)	$154.9	$28.8	$28.9	$141.4	$84.6	$80.3	$61.1	$(40.1)	$539.9

(a)
Total Adjusted EBITDA does not include estimated annual cost savings from certain restructuring measures that were not realized as of December 31, 2004. In total, we expect to achieve annual cost savings of approximately $17.0 million, of which we have already realized $3.0 million, through actions we have implemented or are in the process of implementing, such as the closure of the former headquarters of Dynamit Nobel in Troisdorf, Germany, the closure of the New Lebanon, New York manufacturing facility of our Advanced Ceramics segment and various restructuring measures at our Specialty Chemicals and Groupe Novasep segments, and the elimination of 40 positions in connection with the acquisition of the pigments and dispersions business of Johnson Matthey Plc.

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

        On December 31, 2004, we assumed approximately €27.8 million ($37.8 million) plus $10.8 million (or an aggregate of $48.6 million) of debt and approximately €10.7 million (or $14.6 million) in cash, in connection with the combination of the three business lines of our Custom Synthesis segment (now known as our Groupe Novasep segment) with Groupe Novasep SAS. As a result of the combination, our subsidiary Knight Specialite Synthese SAS acquired approximately 66 1/3% of the stock of Groupe Novasep SAS held by outside investors and approximately 3% held by the Groupe Novasep SAS management, and the Groupe Novasep SAS management contributed its remaining stock of 30.6% of Groupe Novasep SAS to Knight Specialite Synthese SAS in exchange for shares in Knight Specialite Synthese SAS. As a result of the transaction, we own approximately 79% of Knight Specialite Synthese SAS, which has now been renamed Groupe Novasep; management owns the remaining approximately 21%. We used cash on hand to finance this transaction.

        As of May 31, 2005, the Company had outstanding borrowings of $50.0 million under the revolving credit facility.

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

        In addition to the financial covenants described below under "—Covenant Compliance," the Company's senior secured credit facilities contain various affirmative and restrictive covenants. The restrictive covenants limit the Company and its subsidiaries' ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness or to amend documents related to certain indebtedness and to enter into sale leaseback transactions. The affirmative covenants include, among other things, a requirement that we furnish our financial statements to the administrative agent and each lender on or before 90 days after our fiscal year end. On March 31, 3005, we informed our administrative agent and lenders that a default occurred in connection with the furnishing of our 2004 financial statements. We subsequently received a waiver from our lenders regarding this default through April 30, 2005 and we have satisfied this covenant upon the filing of our annual report.

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

        The Company's 2011 notes and 2014 notes contain various affirmative and restrictive covenants. The restrictive covenants limit our ability, and the ability of our restricted subsidiaries, to, among other things, incur or guarantee additional indebtedness (as described below under "—Covenant

Compliance"); pay dividends or make other equity distributions or repurchase capital stock (as described below under "—Covenant Compliance"); make investments or other restricted payments (as described below under "—Covenant Compliance"); create liens; transfer or sell assets; restrict dividends or other payments to us; engage in transactions with affiliates; and merge or consolidate with other companies or sell substantially all of our assets. The affirmative covenants include, among other things, a requirement that we file our financial statements with the SEC on or before 90 days after our fiscal year end. On April 7, 2005, we notified the trustee that a default occurred under the terms of the indentures governing the 2011 and the 2014 Notes regarding the filing of our 2004 financial statements. We cured this default upon the filing of our annual report.

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

(a)
Total adjusted EBITDA does not include estimated annual cost savings from certain restructuring measures that were not realized as of December 31, 2004. In total, we expect to achieve annual cost savings of approximately $17.0 million, of which we have already realized $3.0 million, through actions we have implemented or plan to implement. Actions include the closure of the Troisdorf facility (the former headquarters of Dynamit Nobel), the closure of the New Lebanon, New York manufacturing facility of our Advanced Ceramics segment and various restructuring measures at our Specialty Chemicals and Groupe Novasep segments, and the elimination of 40 positions in connection with the acquisition of the pigments and dispersions business of Johnson Matthey Plc.

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

Capital Expenditures

        The capital expenditures of Rockwood and Dynamit Nobel have averaged $61.0 million and $108.7 million, respectively per year over the last three years. Rockwood's capital expenditures consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Color Pigments and Services and Timber Treatment Chemicals business lines of our Performance Additives segment. In addition, Rockwood also made significant investments in new facilities to expand capacity across our business lines including expenditures made in connection with the expansion of our ACQ production capabilities in our Timber Treatment Chemicals business line, expansion and refurbishment of our wafer reclaim facility and production equipment in Greasque, France. In addition to maintenance capital expenditures, Dynamit Nobel's growth capital expenditures consisted of expansion of current Good Manufacturing Practice production lines and new equipment relating to multi-column chromatography in our Groupe Novasep segment, expansion of our titanium dioxide capacity for our Titanium Dioxide Pigments segment and capacity expansion for our Advanced Ceramics segment.

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

Foreign currency related transactions

        As of December 31, 2004, based on the exchange rate of €1.00= $1.3593, $1,317.0 million of the debt outstanding are denominated in euros (€968.9 million). A weakening or strengthening of the euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $9.7 million the U.S. dollar equivalent of our total euro-denominated debt of €968.9 million. In order to mitigate the effect of any exchange rate changes which may have taken place prior to the closing of the Dynamit Nobel Acquisition, we entered into call options, permitting us to purchase up to €750.0 million at a price of $1.225=€1.00. We recorded a mark-to-market loss of $2.9 million during the quarter ended June 30, 2004 on the call options. The options expired unexercised and we recorded an additional loss of $8.1 million in the third quarter of 2004. We also entered into a forward contract in July 2004 to purchase €1,057.0 million at a fixed U.S. dollar rate of $1.208=€1.00, which was utilized to pay for a portion of the purchase price at the closing of the Dynamit Nobel Acquisition. We recorded a charge of approximately $4.0 million in the third quarter of 2004. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk.

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

Commitments and Contingencies

Legal Matters

        We are involved in various legal proceedings, including product liability, intellectual property and environmental matters, of a nature considered normal to our business. It is our policy to accrue for amounts related to these matters in accordance with SFAS No. 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is our policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred. In addition, we may be required to make indemnity payments in connection with certain product liability claims. See Item 1—Business—Risk Factors—Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of product liability claims, Risk Factors—Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims. Although we expect to continue to pay legal fees in connection with certain legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, we do not believe that these actions will have a material effect on our financial condition, results of operations or liquidity. In accordance with our policy, reserves in connection with such matters do not individually exceed $350,000 and in the aggregate $1.5 million. Our reserve estimates are based on available facts, including damage claims and input from our internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by our insurers, insurance coverage. We are unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise our estimates based on new information becoming available. In addition, we do not believe that there is any other individual legal proceeding that is likely to have a material adverse effect on our business or financial condition. However, we cannot predict the outcome of any litigation or the potential for future litigation.

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

        Environmental contamination is known to exist at certain of our present and former facilities, including our facilities located in Turin, Italy, St. Fromond, St. Cheron and Sens, France; Hainhaussen, Troisdorf, Schlebusch, Stadeln, Duisburg, Plochingen, Marktredwitz, Ronnenberg-Empelde and Langelsheim, Germany; Oss, The Netherlands; Kidsgrove, and Barrow, United Kingdom; Boksburg East, South Africa; Pratteln, Switzerland and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada and La Mirada, California. Soil contamination is also known to exist at our facilities at Freeport, Texas, Chasse-sur-Rhone, France and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport. We are currently operating groundwater remediation systems at our Hainhaussen, Troisdorf, Valdosta, and Silver Peak facilities. We also operate ground water remediation systems at our Schlebusch, Plochingen, Marktredwitz, Stadeln and Laurens facilities, for which prior owners or insurers have assumed responsibility and a soil remediation project at our facility in St. Cheron, and we continue to monitor groundwater at the Beltsville facility, which was previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond and Barrow facilities due to prior spills and at the Harrisburg facility due to a landfill closure. We are also required to monitor groundwater quality at our facilities at Mourenx, France and New Johnsonville, Tennessee. We believe that additional environmental studies, and possibly environmental remediations, will be required at the Turin and Harrisburg facilities. We are also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Pratteln, Langelsheim, Troisdorf and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities such as a former disposal site in Laurel, Maryland, we are responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; contamination at a closed Chemetall Oakite facility in Houston, Texas, contamination at a former Chemetall Foote facility in Sunbright, Virginia, contribution towards the clean-up of three industrial landfills in the Basel, Switzerland area, groundwater remediation at Stadeln and former sites operated by Dynamit Nobel's previously divested explosives business. We are also a de minimis participant in several Superfund matters.

        Although we cannot provide assurances in this regard, we do not believe that these issues will have a material adverse effect on our business or financial condition, but we do believe these issues may have a material adverse effect on the results of operations or cash flow in any given quarterly or annual reporting period. Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of our and our predecessor's former and present properties and/or at sites we and our predecessor disposed wastes could expose us to cleanup obligations and other damages in the future.

  Government Enforcement Proceedings and Civil Litigation

        During the course of our business, we may receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable SHE laws. Currently, we are party to a consent order with the Metropolitan Sewer District ("MSD") in Saint Louis, Missouri to reduce ammonia concentrations in wastewater discharge to a city treatment plant. The entry into the consent order resulted from violations of our wastewater discharge permit. The order is presently stayed pending MSD's negotiation of its own National Pollution Discharge Elimination System permit with the State of Missouri. Although we may be required to make capital expenditures in connection with this matter, we do not believe that this issue will have a material adverse effect on our business or financial condition.

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

        In the event we seek indemnity under any of these agreements or through other means, there can be no assurance that mg technologies, MG North America Holdings, Degussa or any other party who may have obligations to indemnify us will adhere to their obligations and we may have to resort to legal action to enforce our rights under the indemnities. In addition, we may be required to make indemnity payments in connection with certain environmental matters. See Item 1—Business—Risk Factors—Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested. However, we do not believe that resolution of the known environmental matters subject to indemnification obligations owed to us or by us will have a material adverse effect on our long-term business or financial condition, but may have a material adverse effect on the results of operations or cash flow in any given quarterly or annual reporting period.

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

        We believe these accruals are adequate based on currently available information. We may incur losses in excess of the amounts accrued, however, based on currently available information we do not believe the additional amount of potential losses would have a material effect on the Company's results of operations or financial condition, but may have a material adverse effect on the results of operations or cash flow in any given quarterly or annual reporting period. We are unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise our estimates based on new information becoming available.

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

        We believe that these environmental matters will not have a material adverse effect on our business or financial condition. However, these matters may have a material adverse effect on our results of operations or cash flows in any given quarterly or annual reporting period.

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

        Legal Matters.    We are involved in various legal proceedings, including commercial, product liability, intellectual property and environmental matters, of a nature that can be expected in our business. It is our policy to accrue for amounts related to these matters in accordance with SFAS No. 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. The probability that a contingent liability has been incurred is regularly assessed by our legal staff, based on periodic reviews of available facts and circumstances for our legal matters, with senior operating and finance management both at the business accountable for the potential liability and at our corporate offices. This is supplemented where applicable by consultation with outside counsel. We do not believe it is informative to quantify past experience in assessing probability or estimating exposure since material matters of this nature at Rockwood often represent unique situations with little applicability to the assessment of probability or estimation of potential liability regarding other legal matters. It is our policy to disclose such matters when there is at least a reasonable possibility that a loss may have been incurred.

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

        As of December 31, 2003, based on our policy and the steady-state analysis, we determined that no valuation allowance was required on the deferred tax assets related to the U.S. federal net operating loss carry forwards of $107.0 million as the analysis resulted in steady-state taxable income sufficient to generate the minimum amount of $5.4 million necessary in order to fully recover the deferred tax asset. During 2003, the valuation allowance was increased by $6.3 million for increases in foreign and state net operating losses ($16.4 million balance at December 31, 2003).

        During the fourth quarter of 2004, the further weakening of the U.S. dollar resulted in significant foreign exchange losses on our euro-denominated debt resulting in a three-year steady-state taxable loss. Based on our policy and the resulting cumulative steady-state loss analysis, we determined during the fourth quarter that a full valuation allowance was required on the deferred tax assets of $50.2 million related to the U.S. federal net operating loss carry forwards (including acquired net operating loss carry forwards) of $143.7 million. The remaining increase of $22.0 million relates to certain foreign and state net operating losses. The increase in the valuation allowances ($72.2 million) during 2004 resulted in a total valuation allowance at December 31, 2004 of $88.6 million.

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

Foreign Currency Risk

        We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We operate a geographically diverse business, with 50% of our pro forma net sales in 2004 generated from customers in Europe, 34% in North America (predominately in the United States) and 16% from the rest of the world based upon customer ship-to locations. For a geographic description of the origin of our net sales and location of our long-lived assets, please see Item 8—Financial Statements and Supplementary Data—Note 3—Segment Information. Our diverse and extensive customer base is served by 100 manufacturing facilities in 25 countries. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars and euros. Our results of operations and financial condition are therefore impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. As a result of the Dynamit Nobel Acquisition, a significantly larger portion of our sales and production costs is now denominated in euros. Approximately 40% of our pro forma net sales would have been derived from subsidiaries whose sales are denominated in euros. This increases the impact of the fluctuation of the euro against the U.S. dollar.

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

        Our financial results are subject to the effect of currency fluctuations on the translation of our euro-denominated debt. As of December 31, 2004, our total euro-denominated debt equaled €968.9 million ($1,317.0 million based on the December 31, 2004 exchange rate of €1.00=$1.3593). A weakening or strengthening of the euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $9.7 million the U.S. dollar equivalent of our total euro-denominated debt. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a separate component of "other income (expenses)" in our statement of operations and "accumulated other comprehensive income" in our balance sheet. We had previously entered into cross-currency interest rate swaps, with a June 30, 2004 notional amount of $75.0 million that effectively converted U.S. dollar LIBOR-based debt into euro LIBOR-based debt. Gains and losses on these swaps have been included in interest expense. We settled $53.4 million of these swaps simultaneously with the consummation of the Dynamit Nobel Acquisition.

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

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

        As discussed in Note 19 to the consolidated financial statements, the accompanying 2004 consolidated balance sheet and the related consolidated statement of changes in stockholders' equity have been restated.

/s/ DELOITTE & TOUCHE LLP Parsippany, New Jersey April 29, 2005 (June 28, 2005 as to the effects of the restatement discussed in Note 19)

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,
	2004	2003
	(As restated see Note 19)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111.4	$42.7
Accounts receivable, net	500.9	138.3
Inventories	476.9	87.8
Deferred income taxes	32.5	2.8
Prepaid expenses and other current assets	112.0	12.5

Total current assets	1,233.7	284.1
PROPERTY, PLANT AND EQUIPMENT, net	1,566.8	418.6
GOODWILL	1,805.9	683.9
OTHER INTANGIBLE ASSETS, net	660.1	25.7
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $6.2 and $0.8, respectively	73.8	14.0
OTHER ASSETS	46.3	6.7

TOTAL ASSETS	$5,386.6	$1,433.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$326.1	$98.6
Income taxes payable	19.4	12.0
Accrued compensation	84.5	10.6
Restructuring liability	35.1	1.2
Accrued expenses and other current liabilities	226.2	48.4
Long-term debt, current portion	47.2	9.1

Total current liabilities	738.5	179.9
LONG-TERM DEBT	3,076.9	823.9
PENSION AND RELATED LIABILITIES	375.0	26.1
DEFERRED INCOME TAXES	41.8	7.3
OTHER LIABILITIES	219.2	42.2

Total liabilities	4,451.4	1,079.4

MINORITY INTEREST	31.2	—
STOCKHOLDERS' EQUITY:
Common stock ($.01 par value, 1,000,000 shares authorized; 382,000 shares issued and outstanding)	—	—
Paid-in capital	878.9	468.3
Accumulated other comprehensive income	374.4	86.4
Accumulated deficit	(349.3)	(201.1)

Total stockholders' equity	904.0	353.6

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,386.6	$1,433.0

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in millions)

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
BALANCE, JANUARY 1, 2002	$—	$372.9	$(0.8)	$(73.9)		$298.2
Capital contribution	—	0.4	—	—		0.4
Minimum pension liability, net of tax	—	—	(1.8)	—	$(1.8)	(1.8)
Foreign currency translation	—	—	25.6	—	25.6	25.6
Intracompany foreign currency transactions	—	—	11.0	—	11.0	11.0
Net loss	—	—	—	(55.2)	(55.2)	(55.2)

Comprehensive loss					$(20.4)

BALANCE, DECEMBER 31, 2002	—	373.3	34.0	(129.1)		278.2
Capital contribution	—	95.0	—	—		95.0
Minimum pension liability, net of tax	—	—	(1.3)	—	$(1.3)	(1.3)
Foreign currency translation	—	—	43.3	—	43.3	43.3
Intracompany foreign currency transactions	—	—	10.4	—	10.4	10.4
Net loss	—	—	—	(72.0)	(72.0)	(72.0)

Comprehensive loss					$(19.6)

BALANCE, DECEMBER 31, 2003	—	468.3	86.4	(201.1)		353.6
Capital contribution	—	410.6	—	—		410.6
Minimum pension liability, net of tax	—	—	(14.3)	—	$(14.3)	(14.3)
Foreign currency translation (As restated see Note 19)	—	—	150.0	—	150.0	150.0
Intracompany foreign currency transactions	—	—	165.4	—	165.4	165.4
Net investment hedge, net of tax	—	—	(13.1)	—	(13.1)	(13.1)
Net loss	—	—	—	(148.2)	(148.2)	(148.2)

Comprehensive income					$139.8

BALANCE, DECEMBER 31, 2004 (As restated see Note 19)	$—	$878.9	$374.4	$(349.3)		$904.0

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

        The Company's initial goodwill impairment review begins with the estimate of fair value of each reporting unit generally based on an industry metric such as the ratio of enterprise value (commonly defined as market capitalization plus long-term debt less cash) to Adjusted EBITDA as defined in the senior secured credit facilities. This calculation is performed on both the current year actual results and on the budgeted amounts for the following year. Similarly, when testing for impairment of long-lived assets other than goodwill, the Company initially reviews the estimated future undiscounted cash flows to be derived from the asset or asset group (collectively "asset"). If it appears that the asset is impaired based on undiscounted cash flows, the estimated fair value of the asset is calculated on a present value basis by multiplying the estimated future annual cash flows of the asset by the then current enterprise value ratio (a discounted measure) or by a discount factor appropriate to the related reporting unit, in accordance with paragraph 23 of Statement of Financial Accounting Standards ("SFAS") No. 144. An impairment loss is recognized when the carrying value of the asset or goodwill exceeds the discounted cash flow (or other measure of) fair value.

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
		(As restated see Note 19)
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

        The allocation of purchase price to the identifiable assets acquired is complete except that the purchase price is subject to possible post-closing adjustments, including adjustments related to Closing Net Financial Debt and Closing Working Capital (as each term is defined in the Sale and Purchase Agreement dated April 19, 2004). mg technologies has notified the Company of several adjustments which would result in the Company paying an additional €31.5 million; however, the Company has notified mg technologies of counterclaims in the aggregate of €34.7 million. Management believes the potential future consideration due to mg technologies ag ranges from $0 to approximately $30.0 million. Given the complexities of the underlying claims, the Company's inability to predict the success of negotiating a resolution and the possibility of eventual arbitration of some or all of the claims, management believes that no estimate within this range is better than another. The Company expects to finalize the post-closing adjustments within the next twelve months. The recorded amount of goodwill, net of tax, as applicable may change when the post-closing adjustments are finalized.

        The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill. Goodwill in the transaction totaled $936.4 million at December 31, 2004. This represents a $23.9 million increase to goodwill from the initial allocation of the purchase price contained in our September 30, 2004 balance sheet and was primarily due to refinement and reallocation of identifiable asset valuation estimates by the independent appraiser and the recognition of additional liabilities for which management was seeking additional information and did not have sufficient information to record as of September 30, 2004.

        Estimated fair value of assets acquired and liabilities assumed has been allocated to the estimated purchase price as of July 31, 2004 as follows:

(millions)
Estimated purchase price (including fees and expenses)		$2,034.4
Net assets acquired	$1,041.9
Adjustments to net assets acquired:
Existing goodwill	(399.0)
Existing intangibles	(19.4)
Deferred tax asset	(396.6)
Deferred tax liability—current	5.4
Deferred tax liability—non-current	51.6
Liabilities to related parties	345.5

Adjusted net assets acquired		629.4

Estimated purchase price in excess of book value of assets acquired and liabilities assumed		1,405.0
Fair value in excess of book value of assets acquired and liabilities assumed:
Inventory	$55.4
Property, plant and equipment	18.1
Intangible assets identified:
Patents and other intellectual property	273.5
Customer relationships	160.2
Trade names and trademarks	98.4
Pension liabilities	(46.4)
Deferred tax liability, net	(8.1)
Restructuring program liabilities	(30.5)
Other liabilities	(52.0)

Total fair value in excess of book value of identifiable net assets acquired		468.6

Estimated goodwill		$936.4

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

•
Liabilities assumed were as follows:

(millions)
Fair value of assets acquired	$2,965.1
Cash purchase price	2,034.4

$930.7

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(millions)	At July 31, 2004
Inventory	$331.0
Property, plant and equipment	915.3
Intangible assets	532.1
Goodwill	936.4
Other assets	250.3

Total assets acquired	2,965.1

Other liabilities	(744.6)
Long-term debt	(186.1)

Total liabilities assumed	(930.7)

Net assets acquired	$2,034.4

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

	Year ended December 31
(millions)
	2004	2003
Net sales	$2,773.8	$2,393.2
Net loss	$(130.3)	$(49.2)

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

Groupe Novasep Combination

        On December 31, 2004, the Company completed the combination of the three business lines of its Custom Synthesis segment (Dynamit Nobel Special Chemistry, Finorga S.A. and Rohner AG) with Groupe Novasep SAS, or Groupe Novasep, to form a new standalone company within Rockwood. Groupe Novasep specializes in innovative production of active pharmaceutical ingredients, or API, from biotechnological or chemical processes and focuses on finding purification solutions by the research and development of new purification processes. As a result of the combination (total purchase price of approximately $139.7 million including assumed debt of $48.6 million; cash purchase price including fees and acquisition costs of $74.5 million (€54.9 million) and the shares contributed to the management of the new combined company valued at $31.2 million less cash acquired of $14.6 million), the Company acquired 69.4% of the stock of Groupe Novasep SAS and the Groupe Novasep management contributed its remaining stock of 30% of Groupe Novasep to the new standalone company in exchange for shares in the new company. As a result of the transaction, the Company owns approximately 79% of Knight Specialte Synthese SAS, which has now been renamed Groupe Novasep. Management of Groupe Novasep owns the remaining approximately 21%. This ownership is reflected in minority interest in the accompanying consolidated balance sheet. The Company used cash on hand to finance this transaction.

        This acquisition is accounted for using the purchase method of accounting. The Company has not finalized the estimated fair value of the assets acquired and liabilities assumed. The Company expects to finalize this by the third quarter of 2005. However, significant changes to the preliminary purchase accounting are not expected. Based on the preliminary fair value allocation, goodwill of $33.8 million is included in the accompanying balance sheet. This acquisition is not significant on a pro forma basis and therefore, pro forma information is not provided.

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

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(millions)	December 31, 2004
Inventory	$23.0
Property, plant and equipment	49.2
Intangible assets	63.6
Goodwill	33.8
Other assets	82.7

Total assets acquired	252.3

Other liabilities	(97.9)
Long-term debt	(48.6)

Total liabilities assumed	(146.5)

Net assets acquired	$105.8

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

        Items that cannot be readily attributed to individual segments have been classified as "corporate". Corporate operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, legal, internal auditing and consolidation accounting as well as the cost of operating our central offices (including some maintained based on legal or tax considerations). The primary components of corporate loss, in addition to operating loss, are interest expense on external debt (including the amortization of deferred financing costs), foreign exchange losses or gains, and mark-to-market gains or losses on derivatives. The foreign exchange losses or gains primarily represent the effect of the re-measurement of our euro denominated external debt into our reporting currency, the US dollar. Major Corporate components within the reconciliation of net income (loss) to Adjusted EBITDA (described more fully below) include systems/ organization establishment expenses such as outside consulting costs for Sarbanes-Oxley initial documentation, tax benefit resulting from corporate losses, interest expense on external debt, foreign exchange losses or gains, and refinancing expenses related to external debt. Corporate identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing, deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The corporate classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel. These operations are substantially unrelated by nature to businesses currently within the Company's operating segments.

        Summarized financial information for each of the reportable segments is provided in the following table.

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate	Eliminations(1)	Consolidated
Year Ended December 31, 2004
Net sales	$630.9	$200.4	$168.1	$321.1	$175.7	$146.3	$101.0	$—	$—	$1,743.5
Impairment charges	—	—	11.0	—	—	—	—	—	—	11.0
Adjusted EBITDA	149.2	28.8	28.9	60.0	37.8	35.8	23.0	(31.1)	—	332.4
Depreciation and amortization	32.0	7.7	20.8	17.4	15.0	11.5	9.8	1.0	—	115.2
Identifiable assets	1,014.1	228.6	332.7	1,632.6	707.4	750.6	656.8	153.7	(89.9)	5,386.6
Capital expenditures	19.0	2.2	6.3	15.5	19.6	30.8	19.4	—	—	112.8
Year Ended December 31, 2003
Net sales	$477.3	$176.4	$143.6	$—	$—	$—	$—	$—	$—	$797.3
Impairment charges	—	—	35.0	—	—	—	—	—	—	35.0
Adjusted EBITDA	112.5	23.9	24.8	—	—	—	—	(11.7)	—	149.5
Depreciation and amortization	27.4	7.2	17.1	—	—	—	—	0.7	—	52.4
Identifiable assets	891.9	210.8	333.5	—	—	—	—	56.6	(59.8)	1,433.0
Capital expenditures	16.3	3.6	14.4	—	—	—	—	0.0	—	34.3
Year Ended December 31, 2002
Net sales	$443.8	$168.8	$147.3	$—	$—	$—	$—	$—	$—	$759.9
Impairment charges	—	—	50.0	—	—	—	—	—	—	50.0
Adjusted EBITDA	106.4	26.0	33.4	—	—	—	—	(15.4)	—	150.4
Depreciation and amortization	23.4	6.7	15.4	—	—	—	—	0.8	—	46.3
Identifiable assets	786.6	209.9	337.7	—	—	—	—	109.0	(36.1)	1,407.1
Capital expenditures	19.0	3.4	12.4	—	—	—	—	1.2	—	36.0

(1)
Items in the "eliminations" column represent the elimination of the subsidiaries' investment in the corporate centralized cash management system.

        The following table represents summarized geographic information with net sales based on seller's location:

	Year ended December 31,
(millions)
	2004	2003	2002
Net sales:
United States	$741.0	$523.0	$505.4
Germany	483.7	34.3	30.8
Rest of Europe	391.7	183.0	171.0
Rest of world	127.1	57.0	52.7

	$1,743.5	$797.3	$759.9

	December 31,
(millions)
	2004	2003
Long-lived assets:
United States	$198.7	$190.1
Germany	703.0	27.0
Rest of Europe	470.6	190.7
Rest of world	194.5	10.8

	$1,566.8	$418.6

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

        Because the Company views Adjusted EBITDA on both a segment basis and consolidated basis as an operating performance measure, the Company uses net income (loss) as the most comparable GAAP measure. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income (loss) to Adjusted EBITDA on a GAAP basis:

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate	Consolidated
Year Ended December 31, 2004
Net income (loss)	$84.1	$12.4	$(5.5)	$(24.5)	$(4.2)	$(22.0)	$(18.6)	$(169.9)	$(148.2)
Income tax (benefit) provision	4.2	8.6	(4.6)	17.4	4.5	8.2	17.6	(42.9)	13.0
Interest expense, net	26.8	(0.7)	5.4	24.3	15.7	16.6	5.5	34.1	127.7
Depreciation and amortization	32.0	7.7	20.8	17.4	15.0	11.5	9.8	1.0	115.2
Impairment charges	—	—	11.0	—	—	—	—	—	11.0
Restructuring and related charges	0.5	0.3	—	0.3	—	—	—	—	1.1
Systems/organization establishment expenses	0.2	—	0.2	0.1	—	—	—	4.3	4.8
Acquisition and disposal costs	—	—	0.2	—	—	—	—	0.3	0.5
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0
Loss from disposed businesses	—	—	—	—	—	—	0.8	—	0.8
Inventory write-up reversal	1.0	—	—	25.4	6.6	20.8	7.3	—	61.1
Refinancing expenses	0.4	0.2	0.1	—	—	—	—	25.4	26.1
Foreign exchange loss (gain)	0.3	—	1.4	(0.9)	—	—	0.2	112.2	113.2
Other	(0.3)	0.3	(0.1)	0.5	0.2	0.7	0.4	0.4	2.1

Total Adjusted EBITDA	$149.2	$28.8	$28.9	$60.0	$37.8	$35.8	$23.0	$(31.1)	$332.4

Year Ended December 31, 2003
Net income (loss)	$44.0	$17.0	$(26.2)	$—	$—	$—	$—	$(106.8)	$(72.0)
Income tax (benefit) provision	10.1	(0.3)	(5.3)	—	—	—	—	(14.0)	(9.5)
Interest expense, net	30.0	(0.5)	6.6	—	—	—	—	49.7	85.8
Depreciation and amortization	27.4	7.2	17.1	—	—	—	—	0.7	52.4
Impairment charges	—	—	35.0	—	—	—	—	—	35.0
Restructuring and related charges	0.8	0.6	0.4	—	—	—	—	—	1.8
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.6	1.6
Acquisition and disposal costs	—	—	1.6	—	—	—	—	0.3	1.9
Cost incurred related to debt modifications	—	—	—	—	—	—	—	1.4	1.4
Business interruption costs and insurance recovery	—	—	(4.5)	—	—	—	—	—	(4.5)
Inventory write-up reversal	0.2	—	—	—	—	—	—	—	0.2
Refinancing expenses	—	—	—	—	—	—	—	36.9	36.9
Foreign exchange loss (gain)	—	(0.1)	0.1	—	—	—	—	18.5	18.5

Total Adjusted EBITDA	$112.5	$23.9	$24.8	$—	$—	$—	$—	($11.7)	$149.5

Year Ended December 31, 2002
Net income (loss)	$41.2	$22.3	$(36.3)	$—	$—	$—	$—	$(82.4)	$(55.2)
Income tax (benefit) provision	14.1	(2.5)	(0.5)	—	—	—	—	(16.6)	(5.5)
Interest expense, net	26.0	(0.8)	7.0	—	—	—	—	56.0	88.2
Depreciation and amortization	23.4	6.7	15.4	—	—	—	—	0.8	46.3
Impairment charges	—	—	50.0	—	—	—	—	—	50.0
Restructuring and related charges	1.2	—	—	—	—	—	—	—	1.2
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.6	1.6
Acquisition and disposal costs	—	—	—	—	—	—	—	0.2	0.2
Business interruption costs and insurance recovery	—	0.1	(2.3)	—	—	—	—	—	(2.2)
Foreign exchange loss (gain)	—	—	0.1	—	—	—	—	24.5	24.6
Loss on receivables sold	0.5	0.2	—	—	—	—	—	0.5	1.2

Total Adjusted EBITDA	$106.4	$26.0	$33.4	$—	$—	$—	$—	$(15.4)	$150.4

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

5.    PROPERTY, PLANT AND EQUIPMENT:

        Property, plant and equipment, net is comprised of the following:

	December 31,
(millions)
	2004	2003
Land	$190.0	$20.6
Buildings and improvements, including land improvements	558.1	108.9
Machinery and equipment	1,077.2	374.4
Furniture and fixtures	140.6	21.1
Mining rights	86.2	—
Construction-in-progress	137.7	11.2

Property, plant and equipment, at cost	2,189.8	536.2
Less accumulated depreciation and amortization	(623.0)	(117.6)

Property, plant and equipment, net	$1,566.8	$418.6

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

        In addition, property, plant and equipment at December 31, 2004 includes items recorded under capital leases by businesses included in the Dynamit Nobel Acquisition as follows:

(millions)
Land	$0.2
Buildings and improvements, including land improvements	58.0
Machinery and equipment	11.4
Furniture and fixtures	4.6

74.2
Accumulated depreciation	(1.9)

Total	$72.3

6.    GOODWILL:

        Below are goodwill balances and activity by segment:

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Total
Balance, January 1, 2003	$424.6	$101.3	$133.5	$—	$—	$—	$—	$659.4
Impairment charges	—	—	(19.3)	—	—	—	—	(19.3)
Acquisitions	6.7	—	3.7	—	—	—	—	10.4
Adjustment to restructuring liability	(2.1)	—	—	—	—	—	—	(2.1)
Foreign exchange	21.7	9.0	4.8	—	—	—	—	35.5

Balance, December 31, 2003	450.9	110.3	122.7	—	—	—	—	683.9
Impairment charges	—	—	(4.0)	—	—	—	—	(4.0)
Acquisitions	3.3	—	0.1	580.1	152.4	203.9	33.8	973.6
Foreign exchange	9.6	5.2	5.4	85.4	20.0	26.8	—	152.4

Balance, December 31, 2004	$463.8	$115.5	$124.2	$665.5	$172.4	$230.7	$33.8	$1,805.9

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

7.    OTHER INTANGIBLE ASSETS:

        Other intangible assets, net consist of:

	As of December 31, 2004			As of December 31, 2003
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and other intellectual property	$377.3	$(39.4)	$337.9	$41.4	$(17.6)	$23.8
Trade names and trademarks	115.0	(1.5)	113.5	—	—	—
Customer relationships	210.5	(6.5)	204.0	—	—	—
Other	7.8	(3.1)	4.7	3.0	(1.1)	1.9

Total	$710.6	$(50.5)	$660.1	$44.4	$(18.7)	$25.7

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

        Other term loan facilities—Certain subsidiaries in the Dynamit Nobel Acquisition are borrowers under term loan facilities denominated in various currencies including euro, Swiss Francs, Taiwanese Dollars and Japanese Yen. Interest rates range from 1.38% to 6.05% and mature between 2005 and 2011. Certain of these term loan facilities are collateralized by mortgages on land and buildings and trade receivables. As part of the Novasep combination on December 31, 2004, the Company assumed additional debt of €27.8 million ($37.8 million) plus $10.8 million for an aggregate of $48.6 million. The assumed debt includes three tranches of bank debt at the Novasep parent level totaling €13.0 million ($17.7 million) plus $10.8 million for an aggregate of $28.5 million each with a maturity date of 2010 and interest rates of EURIBOR plus 1.75% in the case of two of the tranches, and LIBOR plus 1.75% for the remaining tranche. In addition, there is bank debt at the Novasep subsidiary level totaling €6.3 million ($8.6 million) with maturity dates ranging from 2006 to 2010 and interest rates ranging from EURIBOR plus 0.7% to EURIBOR plus 1.25%. The remaining amount of assumed debt of €

8.5 million ($11.5 million) consists primarily of capitalized lease obligations with maturity dates ranging from 2006 to 2013.

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

        The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	December 31,
(millions)
	2004	2003
Current deferred tax assets:
Allowance for doubtful accounts	$4.1	$0.8
Restructuring	1.7	0.6
Other current reserves and accruals	26.7	1.4

Total current deferred tax assets	32.5	2.8
Noncurrent deferred tax assets:
Pension and postretirement benefits	29.3	6.0
Goodwill and other intangibles	(77.3)	9.4
Tax loss carryforwards	138.5	53.5
Other non-current reserves and accruals	41.5	11.5

Total noncurrent deferred tax assets	132.0	80.4

Total deferred tax assets	164.5	83.2
Valuation allowance	(88.6)	(16.4)

Net deferred tax assets	75.9	66.8
Deferred tax liabilities—property plant and equipment	85.2	71.3

Net deferred tax liability	$(9.3)	$(4.5)

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
	Other Postretirement Benefits
			Non-U.S. Plans
	U.S. Plans
(millions)
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$2.1	$1.9	$—	$—
Service cost	0.1	0.1	—	—
Interest cost	0.2	0.1	—	—
Plan participants' contributions	—	—	—	—
Plan amendments	(0.2)	—	—	—
Acquisition of Dynamit Nobel	2.8	—	—	—
Actuarial (gain) / loss	0.4	0.1	—	—
Foreign exchange	—	—	—	—
Benefits paid	(0.2)	(0.1)	—	—
Curtailment / settlement	—	—	—	—
Benefit obligation at end of year	$5.2	$2.1	$—	$—

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Actual return on assets	—	—	—	—
Employer contributions	0.2	0.1	—	—
Plan participants' contributions	—	—	—	—
Acquisition of Dynamit Nobel	—	—	—	—
Foreign exchange	—	—	—	—
Benefits paid	(0.2)	(0.1)	—	—
Curtailment / settlement	—	—	—	—
Fair value of plan assets at end of year	$—	$—	$—	$—

Reconciliation of funded status at end of year:
Funded status	$(5.2)	$(2.1)	$—	$—
Unrecognized prior service cost	(0.2)	—	—	—
Unrecognized net loss	1.0	0.6	—	—
Accrued benefit cost	$(4.4)	$(1.5)	$—	$—

Amount recognized in the consolidated balance sheets:
Accrued benefit liability	$(4.4)	$(1.5)	$—	$—
Intangible asset	—	—	—	—
Accumulated other comprehensive income	—	—	—	—

Net amount recognized	$(4.4)	$(1.5)	$—	$—
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.32%	5.29%	NA	NA
Rate of compensation increase	0.00%	NA	NA	NA
	U.S. Plans			Non-U.S. Plans
	2004	2003	2002	2004	2003	2002
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.84%	5.42%	7.00%	NA	NA	NA
Expected return on plan assets	NA	NA	NA	NA	NA	NA
Rate of compensation increase	4.50%	NA	NA	NA	NA	NA

Components of other postretirement benefit costs:
Service cost	$0.1	$0.1	$0.1	$—	$—	$—
Interest cost	0.2	0.1	0.2	—	—	—
Expected return on assets	—	—	—	—	—	—
Net amortization of prior experience losses	0.1	—	—	—	—	—

Net periodic pension cost	0.4	0.2	0.3	—	—	—

SFAS 88 settlement/curtailment	—	—	(1.6)	—	—	—

Total pension cost	$0.4	$0.2	$(1.3)	$—	$—	$—

	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
Other Postretirement Benefit Plans
Assumed health care cost trend rates at December 31 (hourly plan/salaried plan):
Health care cost trend rate assumed for the following year	8.50%	8.10%	NA	NA
Ultimate trend rate (rate to which the cost trend rate is assumed to decline)	5.00%	5.00%	NA	NA
Year that the rate reaches the ultimate trend rate	2010	2007	NA	NA
	1% Decrease	1% Increase
2004 Healthcare cost trend rate sensitivity analysis:
Effect on annual total of service cost and interest cost	$—	$—
Effect on postretirement benefit obligation	(0.4)	0.5

Other Post retirement
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
2005	$0.2
2006	0.2
2007	0.2
2008	0.2
2009	0.2
Years 2010 - 2014	0.8
The following benefit payments are expected to be paid:
2005	$0.1

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

17.    COMMITMENTS AND CONTINGENCIES:

        Legal Proceedings—The Company is involved in various legal proceedings, including commercial, intellectual property, product liability and environmental matters of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these matters, in accordance with SFAS 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company's policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred. Although the Company expects to continue to pay legal fees in connection with certain legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that these actions will have a material effect on the financial condition, results of operations or liquidity of the Company. In accordance with our policy, reserves in connection with such matters do not individually exceed $350,000 and in the aggregate $1.5 million. Our reserve estimates are based on available facts, including damage claims and input from our internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by our insurers, insurance coverage. We are unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise our estimates based on new information becoming available. In addition, the Company does not believe that there is any other individual legal proceeding that is likely to have a material adverse affect on its business or financial condition. However, we cannot predict the outcome of any litigation or the potential for future litigation.

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

        Although the Company cannot provide assurances in this regard, the Company does not believe that these issues will have a material adverse effect on its business or financial condition, but may have a material adverse effect on the results of operations or cash flows in any given quarterly or annual reporting period. Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of the Company's and the Company's predecessor's former and present properties and/or at sites it and its predecessor disposed wastes could expose the Company to cleanup obligations and other damages in the future.

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

        The consolidating balance sheet as of December 31, 2004 and for the year ended December 31, 2004 in the tables below have been corrected for the errors discussed in Note 19—Restatement.

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004
(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79.1	$48.2	$(15.9)	$—	$111.4
Accounts receivable, net	—	112.4	388.5	—	500.9
Inventories	—	84.2	392.7	—	476.9
Deferred income taxes	(4.9)	16.9	20.5	—	32.5
Prepaid expenses and other current assets	0.1	7.6	104.3	—	112.0

Total current assets	74.3	269.3	890.1	—	1,233.7
PROPERTY, PLANT AND EQUIPMENT, net	—	196.7	1,370.1	—	1,566.8
INVESTMENT IN SUBSIDIARIES	1,756.1	83.0	—	(1,839.1)	—
GOODWILL	—	347.9	1,458.0	—	1,805.9
INTERGROUP RECEIVABLE	1,880.6	782.0	5,334.5	(7,997.1)	—
OTHER INTANGIBLE ASSETS, net	—	52.3	607.8	—	660.1
DEFERRED DEBT ISSUANCE COSTS, net	3.7	7.8	62.3	—	73.8
OTHER ASSETS	1.0	2.3	43.0	—	46.3

TOTAL ASSETS	$3,715.7	$1,741.3	$9,765.8	$(9,836.2)	$5,386.6

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$66.7	$259.4	$—	$326.1
Income taxes payable	(1.4)	1.6	19.2	—	19.4
Accrued compensation	—	20.3	64.2	—	84.5
Accrued expenses and other current liabilities	22.3	41.2	197.8	—	261.3
Long-term debt, current portion	7.6	—	39.6	—	47.2

Total current liabilities	28.5	129.8	580.2	—	738.5
LONG-TERM DEBT	2,648.9	—	428.0	—	3,076.9
PENSION AND RELATED LIABILITIES	—	12.3	362.7	—	375.0
INTERGROUP PAYABLE	78.5	1,252.3	6,666.3	(7,997.1)	—
DEFERRED INCOME TAXES	(34.3)	47.9	28.2	—	41.8
OTHER LIABILITIES	33.4	18.2	167.6	—	219.2

Total liabilities	2,755.0	1,460.5	8,233.0	(7,997.1)	4,451.4
MINORITY INTEREST	—	—	31.2	—	31.2
STOCKHOLDERS' EQUITY
Common stock	—	285.3	70.0	(355.3)	—
Paid-in capital	889.3	146.3	1,327.1	(1,483.8)	878.9
Accumulated other comprehensive income	155.3	13.1	206.0	—	374.4
Accumulated deficit	(83.9)	(163.9)	(101.5)	—	(349.3)

Total stockholders' equity	960.7	280.8	1,501.6	(1,839.1)	904.0
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,715.7	$1,741.3	$9,765.8	$(9,836.2)	$5,386.6

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004
(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(153.5)	$20.7	$(15.4)	$(148.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	28.7	86.5	115.2
Amortization of deferred financing costs	0.4	1.6	3.6	5.6
Write-off of deferred debt issuance costs	23.4	0.6	1.1	25.1
Foreign exchange loss (gain)	108.2	0.7	4.3	113.2
Deferred income taxes	13.0	5.7	(27.3)	(8.6)
Impairment charges	—	5.1	5.9	11.0
Fair value adjustments of derivatives	(7.5)	—	1.5	(6.0)
Bad debt provision	—	1.0	1.8	2.8
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(7.0)	10.4	3.4
Inventories	—	3.6	19.0	22.6
Prepaid expenses and other assets	(0.1)	3.2	(0.9)	2.2
Accounts payable	—	2.1	8.0	10.1
Income taxes payable	1.2	9.4	(9.2)	1.4
Accrued expenses and other liabilities	3.9	(43.1)	69.0	29.8

Net cash provided by (used in) operating activities	(11.0)	32.3	158.3	179.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(2,113.6)	(32.3)	8.0	(2,137.9)
Capital expenditures	—	(20.5)	(92.3)	(112.8)
Proceeds on sale of property, plant and equipment	—	—	0.8	0.8
Net insurance proceeds from fire damage	—	—	—	—

Net cash used in investing activities	(2,113.6)	(52.8)	(83.5)	(2,249.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	410.9	(0.3)	—	410.6
Proceeds from long-term debt, net of issuance costs	2,998.3	(10.2)	206.7	3,194.8
Payments on long-term debt	(1,166.4)	—	(305.6)	(1,472.0)

Net cash used in financing activities	2,242.8	(10.5)	(98.9)	2,133.4

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4.0	—	1.6	5.6

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	122.2	(31.0)	(22.5)	68.7
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	(43.1)	79.2	6.6	42.7

CASH AND CASH EQUIVALENTS, END OF YEAR	$79.1	$48.2	$(15.9)	$111.4

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

19.    RESTATEMENT:

       Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2004, the Company identified certain purchase accounting errors in connection with the

Dynamit Nobel acquisition and the Groupe Novasep combination that required adjustment. As a result, the Company has restated the December 31, 2004 consolidated balance sheet and the consolidated statement of changes in stockholders' equity for the year then ended. The restatement does not change the Company's consolidated statements of operations or consolidated cash flows for any of the periods presented.

        The following errors were identified during the processes of recording the purchase accounting for the Company's combination of Groupe Novasep with the Custom Synthesis business and pushing down the purchase accounting entries for the Dynamit Nobel acquisition to the individual legal entities:

          (a)   The Company identified a mathematical error in the determination of the minority interest attributable to the Groupe Novasep combination caused by the incorrect elimination of an inter-company loan balance. In addition, an error was identified in the determination of the Groupe Novasep SAS purchase price, including the fair value of the shares contributed by the minority interest party. The errors resulted in the overstatement of goodwill by $27.1 million and minority interest by $27.1 million, the understatement of accrued expenses and other current liabilities by $1.0 million and a net overstatement of stockholders' equity by $1.0 million (the understatement of paid in capital by $30.6 million offset by the overstatement of accumulated other comprehensive income by $31.6 million) as of December 31, 2004.

          (b)   The Company identified certain mathematical errors contained in the valuation report prepared by the Company's independent valuation specialists in conjunction with the Dynamit Nobel acquisition, in the determination of the fair value of certain land, buildings and improvements, including land improvements, mining rights and customer relationships. The errors resulted in the overstatement of property, plant and equipment by $14.1 million and deferred tax liabilities by $3.1 million and the understatement of goodwill by $6.2 million and other intangible assets, net by $4.8 million as of December 31, 2004.

          (c)   As previously reported in Amendment No. 1 to the Form 10-K/A, the Company identified and corrected an immaterial error in the determination of the fair value of deferred income and restructuring reserves related to the former corporate offices of Dynamit Nobel. This error resulted in the overstatement of accrued expenses and other current liabilities by $13.0 million, restructuring liability by $3.0 million, goodwill by $10.0 million and deferred income tax assets by $6.0 million as of December 31, 2004.

        The Company also corrected an error in the amounts previously reported for the years ended December 31, 2003 and 2002 related to the determination of stock-based employee compensation expense determined under fair value based method, net of tax, in the table included in Note 1—Description of Business and Summary of Significant Accounting Policies. This has increased such amounts and the pro forma net loss previously reported for the years ended December 31, 2003 and 2002 by $0.2 million and $0.2 million, respectively.

        These errors had the following impact on the accompanying 2004 financial statements:

	December 31, 2004
(Dollars in millions)	As Originally Reported	Adjustments	As Previously Reported	Adjustments	As Restated
ASSETS
Deferred income taxes	$38.5	$(6.0)	$32.5	$—	$32.5
Property, plant and equipment, net	1,580.9	—	1,580.9	(14.1)	1,566.8
Goodwill	1,836.8	(10.0)	1,826.8	(20.9)	1,805.9
Other intangible assets, net	655.3	—	655.3	4.8	660.1
Total assets	$5,432.8	$(16.0)	$5,416.8	$(30.2)	$5,386.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Restructuring liability	$38.1	$(3.0)	$35.1	$—	$35.1
Accrued expenses and other current liabilities	238.2	(13.0)	225.2	1.0	226.2
Deferred income taxes	44.9	—	44.9	(3.1)	41.8
Minority interest	58.3	—	58.3	(27.1)	31.2
Paid-in-capital	848.3	—	848.3	30.6	878.9
Accumulated other comprehensive income	406.0	—	406.0	(31.6)	374.4
Total liabilities and stockholders' equity	$5,432.8	$(16.0)	$5,416.8	$(30.2)	$5,386.6
Foreign currency translation	$181.6	$—	$181.6	$(31.6)	$150.0
Contribution of minority interest	$(30.6)	$—	$(30.6)	$30.6	$—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        As a result of this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004 because they did not accomplish their functions on a timely basis. This conclusion was based primarily upon our inability to timely file this Annual Report. Our ultimate parent company, Rockwood Holdings, Inc., had filed a registration statement on Form S-1 with the SEC in February 2005 and we decided to incorporate into this Annual Report all relevant information obtained as a result of that registration process. Additionally, we entered into several significant transactions during 2004, most notably the acquisition of the Dynamit Nobel businesses, which was a transformative event for us, along with the acquisition of the pigments and dispersions business of Johnson Matthey plc and the Groupe Novasep combination. These transactions substantially expanded the scope of our business operations, which in turn significantly increased the complexity of our financial reporting obligations. As a result of this significantly increased complexity, we were unable to incorporate into this Annual Report in a timely manner certain information, principally related to our newly acquired businesses, and information that we obtained as a result of the registration process. Accordingly, our chief executive officer and our chief financial officer concluded that the design and operation of our disclosure controls and procedures need to be enhanced to ensure that they accomplish their functions in a timely manner.

        We have identified a material weakness in internal controls within the financial reporting process with respect to the timely analyses and reporting of the income tax provision and pensions and other post-retirement benefits related to our newly acquired businesses mainly due to our dependence on external resources for data accumulation and analysis, and within the design and operation of purchase accounting review procedures.

        The material weakness within the design and operation of purchase accounting review procedures resulted in certain purchase accounting errors in connection with the Dynamit Nobel acquisition and the Groupe Novasep combination that required adjustment. As a result, we restated our December 31, 2004 consolidated balance sheet and our consolidated statement of changes in stockholders' equity for the year then ended. The restatement does not change our consolidated statements of operations or our consolidated cash flows for any of the periods presented.

        The following errors were identified during the processes of finalizing the purchase accounting for our combination of Groupe Novasep with our Custom Synthesis business and pushing down the purchase accounting entries for the Dynamit Nobel acquisition to the individual legal entities:

          (a)   We identified a mathematical error in the determination of the minority interest attributable to the Groupe Novasep combination caused by the incorrect elimination of an inter-company loan balance. In addition, an error was identified in the determination of the Groupe Novasep SAS purchase price, including the fair value of the shares contributed by the minority interest party. The errors resulted in the overstatement of goodwill by $27.1 million and minority interest by $27.1 million, the understatement of accrued expenses and other current liabilities by $1.0 million and a net overstatement of stockholders' equity by $1.0 million (the understatement of paid in capital by $30.6 million offset by the overstatement of accumulated other comprehensive income by $31.6 million) as of December 31, 2004.

          (b)   We identified certain mathematical errors contained in the valuation report prepared by our independent valuation specialists in conjunction with the Dynamit Nobel acquisition, in the determination of the fair value of certain land, buildings and improvements, including land improvements, mining rights and customer relationships. The errors resulted in the overstatement of property, plant and equipment by $14.1 million and deferred tax liabilities by $3.1 million and the understatement of goodwill by $6.2 million and other intangible assets, net by $4.8 million as of December 31, 2004.

          (c)   As previously reported in Amendment No. 1 to the Form 10-K/A, we identified and corrected an immaterial error in the determination of the fair value of deferred income and restructuring reserves related to the former corporate offices of Dynamit Nobel. This error resulted in the overstatement of accrued expenses and other current liabilities by $13.0 million, restructuring liability by $3.0 million, goodwill by $10.0 million and deferred income tax assets by $6.0 million as of December 31, 2004.

See Item 8. "Financial Statements and Supplementary Data—Note 19—Restatement".

        Management has already initiated procedures to remediate the weakness, including the identification and hiring of qualified tax staff, the enhancement of our external reporting staff, the engagement of a global coordinating actuary and the implementation of more detailed review procedures involving purchase accounting entries originated outside of our consolidation system.

        In addition, we have identified other areas of internal controls that may need improvement, such as internal controls related to the segregation of duties at certain smaller locations, system access and user security profiles, operating policies and procedures and in each case particularly with respect to newly acquired businesses. As we are still in the evaluation process, we may identify additional conditions that may be categorized as significant deficiencies or material weaknesses in the future.

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

        Thomas J. Riordan has been Senior Vice President, Law & Administration of Rockwood Holdings and Rockwood Specialties Group since 2000 and prior to that was Vice President, Law & Administration since 1992. Mr. Riordan joined Laporte in 1989 from UOP, where from 1975 to 1989 he held various positions, most recently Chief Litigation Counsel. Prior to 1975, Mr. Riordan was within Operations Management at Time, Inc. Mr. Riordan has a B.A. in Liberal Arts, a M.B.A. and a J.D., is admitted to the Illinois Bar and is a member of the American Bar Association, and has taken part in the Wharton/Laporte Business Program.

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

Compensation Committee Report

Compensation Committee Membership

        Rockwood Holdings has a separately designated standing Compensation Committee. The Compensation Committee is comprised of Brian Carroll, Todd A. Fisher, who are both executives of KKR, and Susan Schnabel who is an executive of DLJMB.

Compensation Philosophy, Policies and Plans for Executive Officers

        The Compensation Committee is responsible for (1) reviewing key employee compensation policies, plans and programs, (2) reviewing and approving the compensation of our executive officers, (3) reviewing and approving employment contracts and other similar arrangements between us and our executive officers, (4) reviewing and consulting with the chief executive officer on the selection of officers and evaluation of executive performance and other related matters, (5) administration of stock plans and other incentive compensation plans and (6) such other matters that are specifically delegated to the compensation committee by the board of directors from time to time.

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

        Management Equity Programs.    In connection with the KKR Acquisition, we implemented a management equity program, which we refer to as the 2001 management equity program, under which certain members of our management and certain other employees, including our executive officers, were given the opportunity to purchase shares of common stock of Rockwood Holdings, and were entitled to receive options to purchase additional shares of common stock of Rockwood Holdings, depending upon the initial number of shares each employee purchased. In connection with the 2001 management equity program, 11,720 shares were purchased and options to purchase 52,480 shares were granted net of subsequent redemptions and forfeitures, each at the same price per share paid by affiliates of KKR.

        In connection with the Dynamit Nobel Acquisition, we implemented a new management equity program, which we refer to as the 2004 management equity program, under which members of our management and certain other employees, including our executive officers, in the United States, Germany and other countries were given the opportunity to purchase shares of Rockwood Holdings' common stock and were entitled to receive options to purchase additional shares of Rockwood Holdings' common stock, depending upon the initial number of shares each employee purchased. In connection with the 2004 management equity program, 13,950 shares were purchased and options to purchase 61,120 shares were granted, each at the same price per share paid by affiliates of KKR and DLJMB.

        As a result of the 2001 management equity program and the 2004 management equity program, members of our management and certain other employees hold approximately 8.8% of the outstanding shares of common stock of Rockwood Holdings, on a fully-diluted basis.

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

    •
    4,800 shares are beneficially owned by KKR Partners II, L.P. for which KKR Associates (Strata) L.P. is the general partner, and for which Strata L.L.C. is the general partner of that limited partnership and exercises sole voting and investment power with respect to such shares;

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

        The aggregate annual fee under the management services agreement is $2.0 million, which amount will be increased by 5% each year and is payable quarterly to KKR and DLJ Merchant Banking III on a pro rata basis based on their respective percentage equity interest in Rockwood Holdings. This annual fee is paid by our U.S. subsidiaries. Under the agreement, Rockwood Holdings paid a transaction fee of $21.0 million to KKR and $9.0 million to DLJ Merchant Banking III (or an aggregate fee of $30.0 million) in connection with the closing of the Dynamit Nobel Acquisition. Rockwood Holdings also agrees to indemnify and hold each of KKR and DLJ Merchant Banking III and their respective partners, executives, officers, directors, employees, agents, controlling persons and affiliates harmless from and against any losses and/or liabilities relating to or arising out of the services contemplated by the agreement or the retention of KKR or their affiliates' performance of the services contemplated by, the agreement. In connection with the expected initial public offering of the common stock of Rockwood Holdings, the affiliates of KKR and DLJMB have agreed to terminate the management services agreement for an aggregate consideration of $10.0 million. Certain provisions in the management services agreement, including indemnification, will survive such termination.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

        List of documents filed as part of this report:

		Page
1.	Financial Statements

	Financial Statements:
	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	110
	Consolidated Balance Sheets as of December 31, 2004 and 2003	111
	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	112
	Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2004, 2003 and 2002	113
	Notes to Consolidated Financial Statements	114

2.	Financial Statement Schedules:

	None

3.	Exhibits:

Exhibit No.		Description of Exhibit
2.1	(A)	Business and Share Sale and Purchase Agreement, dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
2.2	(B)	Sale and Purchase Agreement dated April 19, 2004 among mg technologies ag and MG North America Holdings Inc., as Sellers and other parties named as purchasers therein.
3.1	(A)	Amended and Restated Certificate of Incorporation of Rockwood Specialties Group, Inc., as amended
3.2	(A)	By-Laws of Rockwood Specialties Group, Inc.
4.1	(A)	Indenture dated as of July 23, 2003 among Rockwood Specialties Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee
4.2	(J)	Supplemental Indenture, dated as of July 31, 2004, among Rockwood Specialties Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee
4.3	(C)	Indenture, dated as of November 10, 2004, among Rockwood Specialties Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee
10.1	(D)
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
Time Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifollah Ghasemi (included as Exhibit A to the Second Amendment to the Employment Agreement listed as Exhibit 10.52 herewith)
10.39	(K)	Time/Performance Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifollah Ghasemi
10.40	(I)	Amended and Restated Management Stockholder's Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta

10.41	(I)	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.42	(I)	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.43	(I)	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.44	(J)	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.45	(I)	Amended and Restated Management Stockholder's Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.46	(I)	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.47	(I)	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.48	(I)	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.49	(J)	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.50	(J)	First Amendment to Amended and Restated 2003 Stock Purchase and Option Plan for Rockwood Holdings, Inc.
10.51	(H)	First Amendment, dated as of August 9, 2004, to the Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.52	(H)	Second Amendment, dated as of September 24, 2004, to the Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.53	(I)	Amendment, dated as of October 19, 2004, to the Employment Agreement, dated as of March 21, 2001 between Rockwood Specialties, Inc. and Robert J. Zatta
21.1	*	List of Subsidiaries
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(J)
Incorporated by reference to the Registration Statement on Form S-1 of Rockwood Holdings, Inc. filed on February 11, 2005.

(K)
Incorporated by reference to the Annual Report on Form 10-K of the Registrant filed on April 29, 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD SPECIALTIES GROUP, INC.
By:	/s/ SEIFI GHASEMI
Seifi Ghasemi Chairman of the Board and Chief Executive Officer Date: June 28, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Name	Title	Date
/s/ SEIFI GHASEMI By: Seifi Ghasemi	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	Date: June 28, 2005
/s/ ROBERT J. ZATTA By: Robert J. Zatta	Senior Vice President and Chief Financial Officer and Director (Principal Financial Officer)	Date: June 28, 2005
/s/ JAMES T. SULLIVAN By: James T. Sullivan	Corporate Controller (Principal Accounting Officer)	Date: June 28, 2005
/s/ THOMAS J. RIORDAN By: Thomas J. Riordan	Senior Vice President Law & Administration and Director	Date: June 28, 2005

QuickLinks

TABLE OF CONTENTS FORM 10-K/A
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