Form 10-Q/A
period 2005-03-31
ROCKWOOD SPECIALTIES GROUP INC
filed 2005-06-28
CIK 1261302

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

        This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended March 31, 2005, initially filed with the Securities and Exchange Commission (the "SEC") on May 16, 2005 (the "Original Filing"), is being filed to reflect the restatement of our condensed consolidated balance sheet at March 31, 2005 and the notes related thereto.

        Subsequent to the issuance of our condensed consolidated financial statements for the three months ended March 31, 2005, we identified certain purchase accounting errors in connection with the acquisition of Dynamit Nobel and the Groupe Novasep combination that required adjustment. As a result, we restated our March 31, 2005 condensed consolidated balance sheet. The restatement does not change our consolidated statements of operations or our consolidated cash flows for any of the periods presented. For a more detailed description of the restatement, see Note 12—Restatement to the accompanying condensed consolidated financial statements contained in this Form 10-Q/A.

        In addition, we are providing additional disclosure with respect to our disclosure controls and procedures contained in Part I—Item 4. "Controls and Procedures."

        Finally, we have made other revisions to Part I—Item 1. "Financial Statements (Unaudited)," Part I—Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part I—Item 3. "Quantitative and Qualitative Disclosures about Market Risk."

TABLE OF CONTENTS
FORM 10-Q/A

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	March 31, 2005	December 31, 2004
	As restated See Note 12
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$237.3	$111.4
Accounts receivable, net	497.8	500.9
Inventories	473.8	476.9
Deferred income taxes	31.1	32.5
Prepaid expenses and other current assets	66.9	112.0

Total current assets	1,306.9	1,233.7
PROPERTY, PLANT AND EQUIPMENT, net	1,520.8	1,566.8
GOODWILL	1,738.1	1,805.9
OTHER INTANGIBLE ASSETS, net	621.0	660.1
DEFERRED DEBT ISSUANCE COSTS, net	69.5	73.8
OTHER ASSETS	48.1	46.3

TOTAL ASSETS	$5,304.4	$5,386.6

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$264.5	$326.1
Income taxes payable	18.5	19.4
Accrued compensation	67.2	84.5
Accrued expenses and other current liabilities	257.3	261.3
Senior secured revolving credit facility	175.0	—
Long-term debt, current portion	67.4	47.2

Total current liabilities	849.9	738.5
LONG-TERM DEBT	2,994.8	3,076.9
PENSION AND RELATED LIABILITIES	360.0	375.0
DEFERRED INCOME TAXES	51.7	41.8
OTHER LIABILITIES	172.3	219.2

Total liabilities	4,428.7	4,451.4
MINORITY INTEREST	29.0	31.2
STOCKHOLDERS' EQUITY:
Common stock ($.01 par value, 1,000,000 shares authorized; 382,000 shares issued and outstanding)	—	—
Paid-in capital	878.9	878.9
Accumulated other comprehensive income	275.0	374.4
Accumulated deficit	(307.2)	(349.3)

Total stockholders' equity	846.7	904.0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,304.4	$5,386.6

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

        The interim financial statements included herein are unaudited. The condensed consolidated financial statements are presented based upon accounting principles generally accepted in the United States of America ("US GAAP"), except that certain information and footnote disclosures, normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004. In the opinion of management, this information contains all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the periods presented.

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

        The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker (the Company's chief executive officer). See Note 3—Segment Information for further segment reporting information.

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

        Revenue Recognition—The Company recognizes revenue when the earnings process is complete, except for approximately 1% of consolidated revenues derived from long-term contracts accounted for under the percentage of completion method within the Groupe Novasep segment. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company's experience. Revenue under service agreements is realized when the service is performed.

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

        The Company completed the sale of €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 (the "2014 Notes"). In connection with the 2014 Notes, the Company entered into cross currency interest rate swaps with a five year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed rate debt in respect of the dollar notes sold into euro fixed rate debt. The Company has designated this contract as a hedge of the foreign currency exposure of its net investment in its euro denominated operations. There was no ineffective portion of the net investment hedge as of March 31, 2005. The Company does not expect any of the loss on the net investment hedge residing in other comprehensive income at March 31, 2005 to be reclassified into earnings during the subsequent 12 months.

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

        Stock-Based Compensation—At March 31, 2005, the Company had in place the Amended and Restated 2003 Stock Purchase and Option Plan of Rockwood Holdings, Inc., as amended, (formerly the 2000 Stock Purchase and Option Plan) (the "Plan"). The Company accounts for the Plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation is reflected in net income related to this Plan, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Volatility is assumed to be zero as there is no public market for the underlying stock. Dividend yield is also assumed to be zero. The Company uses the appropriate treasury rates in calculating the risk free rates for options granted.

	Three Months Ended March 31,
(millions)
	2005	2004
Net income, as reported	$42.1	$15.0
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(0.2)	(0.1)

Pro forma net income	$41.9	$14.9

2.    ACQUISITIONS:

Dynamit Nobel

        On July 31, 2004, the Company consummated the Dynamit Nobel Acquisition. The Company paid approximately €1,635.0 million (or $1,968.5 million) (excluding repayment of certain assumed debt) in cash to mg technologies ag for the businesses acquired, subject to possible post-closing adjustments. The four divisions of Dynamit Nobel acquired by Rockwood were (i) Chemetall, or Specialty Chemicals; (ii) Sachtleben Chemie, or Titanium Dioxide Pigments; (iii) CeramTec, or Advanced Ceramics; and (iv) DNES Custom Synthesis (consisting of Dynamit Nobel Special Chemistry, Finorga, S.A. and Rohner A.G.), or Custom Synthesis, which is now known as Groupe Novasep. Through this acquisition, the Company believes it has created a portfolio of distinct specialty chemicals and advanced performance materials businesses, with diversified geographic and end-use markets, strong market positions and margins, and limited exposure to individual raw material fluctuations.

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

Groupe Novasep Combination

        In December 2004, in connection with the combination of the three business lines of the Custom Synthesis segment (now known as the Groupe Novasep segment) with Groupe Novasep SAS, one of the subsidiaries acquired 69.4% of the stock of Groupe Novasep SAS for a total purchase price of approximately $139.7 million, including assumed debt of $48.6 million, cash acquired of $14.6 million and the exchange of the remaining 30.6% of the stock of Groupe Novasep SAS for stock in the acquiring subsidiary. As a result of this transaction, the Company owns approximately 79% of the new Groupe Novasep. Management of Groupe Novasep owns the remaining 21%. The Company used cash on hand to finance this transaction.

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

Johnson Matthey Pigments and Dispersions Business

        On September 2, 2004 the Company completed the acquisition of the Pigments and Dispersions business of Johnson Matthey Plc. for approximately $50.0 million (including fees and expenses), subject to post-closing adjustments. The acquisition expands the Company's global color pigments and services' business specifically within transparent iron oxide pigments and dispersions, color concentrates and complex inorganic color pigments for the surface and wood coatings, plastics, building materials and printing inks markets. The Company utilized the remaining undrawn funds from the term loan portion of its senior credit facilities to finance this transaction.

        This acquisition was accounted for using the purchase method of accounting. Except for the possible effect of the post-closing adjustments described above, the Company has finalized the estimated fair value of the assets acquired and liabilities assumed.

3.    SEGMENT INFORMATION:

        Items that cannot be readily attributed to individual segments have been classified as "corporate". Major Corporate components within the reconciliation of net income (loss) to Adjusted EBITDA (described more fully below) include systems/organization establishment expenses such as outside consulting costs for Sarbanes-Oxley initial documentation, tax benefit resulting from corporate losses, interest expense on external debt, foreign exchange losses or gains, and refinancing expenses related to external debt. Corporate identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing and deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The corporate classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel. These operations are substantially unrelated by nature to businesses currently within the Company's operating segments.

        Summarized financial information for each of the reportable segments is provided in the following table.

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate	Consolidated
Three Months Ended March 31, 2005
Net sales	$159.5	$58.1	$42.8	$220.0	$104.5	$91.9	$92.9	$—	$769.7
Adjusted EBITDA	34.2	7.3	5.8	43.0	20.9	21.4	10.2	(9.6)	133.2
Three months ended March 31, 2004
Net sales	$139.1	$47.9	$40.4	$—	$—	$—	$—	$—	$227.4
Adjusted EBITDA	32.1	6.8	6.6	—	—	—	—	(4.4)	41.1
	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate	Eliminations(1)	Consolidated
Identifiable assets as of:
March 31, 2005	$1,004.7	$235.6	$329.6	$1,579.0	$678.3	$720.1	$529.0	$338.0	$(109.9)	$5,304.4
December 31, 2004	$1,014.1	$228.6	$332.7	$1,632.6	$707.4	$750.6	$656.8	$153.7	$(89.9)	$5,386.6
(1)
Items in the "eliminations" column represent the elimination of the subsidiaries' investment in the corporate centralized cash system.

        The summary of segment information above includes "Adjusted EBITDA", a financial measure used by the Company's chief decision maker, who is the Company's Chief Executive Officer, to evaluate the operating performance of each segment.

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

  •
  CCA Litigation Defense Costs. Such costs were incurred in connection with litigation defense costs related to the Company's timber treatment chemicals business line, and specifically its wood protection products based on chromated copper arsenate, or CCA.

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

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Corporate	Consolidated
Three Months Ended March 31, 2005
Net income (loss)	$10.8	$5.3	$0.6	$6.9	$1.9	$2.8	$(3.1)	$16.9	$42.1
Income tax provision (benefit)	6.4	0.7	0.2	10.1	1.3	1.7	(1.9)	6.4	24.9
Interest, net	6.6	(0.1)	1.3	12.1	8.5	9.4	4.5	5.9	48.2
Depreciation and amortization	8.5	1.4	5.1	11.7	9.2	7.5	8.9	0.9	53.2
Restructuring and related charges	2.4	—	—	0.5	—	—	—	—	2.9
CCA litigation defense costs	0.3	—	—	—	—	—	—	0.1	0.4
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.2	1.2
Cancelled acquisition and disposal costs	—	—	—	—	—	—	—	0.2	0.2
Inventory write-up reversal	—	—	—	—	—	—	2.8	—	2.8
Foreign exchange (gain) loss	(0.9)	—	(1.4)	1.8	—	—	—	(41.4)	(41.9)
Minority interest	—	—	—	—	—	—	(0.8)	—	(0.8)
Other	0.1	—	—	(0.1)	—	—	(0.2)	0.2	—

Total Adjusted EBITDA	$34.2	$7.3	$5.8	$43.0	$20.9	$21.4	$10.2	$(9.6)	$133.2

Three Months Ended March 31, 2004
Net income (loss)	$10.4	$3.7	$0.7	$—	$—	$—	$—	$0.2	$15.0
Income tax provision (benefit)	8.4	1.7	1.2	—	—	—	—	(3.5)	7.8
Interest, net	7.6	—	1.5	—	—	—	—	7.6	16.7
Depreciation and amortization	7.1	1.4	5.0	—	—	—	—	0.3	13.8
Foreign exchange gain	(1.4)	—	(1.8)	—	—	—	—	(9.0)	(12.2)

Total Adjusted EBITDA	$32.1	$6.8	$6.6	$—	$—	$—	$—	$(4.4)	$41.1

4.    INVENTORIES:

      Inventories are comprised of the following:

(millions)	March 31, 2005	December 31, 2004
Raw materials	$135.5	$140.4
Work-in-process	86.3	81.6
Finished goods	238.1	240.3
Packaging materials	13.9	14.6

	$473.8	$476.9

5.    GOODWILL:

        Below are goodwill balances and activity by segment:

(millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide Pigments	Advanced Ceramics	Groupe Novasep	Total
Balance, December 31, 2004	$463.8	$115.5	$124.2	$665.5	$172.4	$230.7	$33.8	$1,805.9
Foreign exchange	(5.1)	(1.5)	(0.4)	(32.6)	(7.6)	(10.6)	(1.5)	(59.3)
Reversal of deferred tax valuation allowances	—	—	—	(2.3)	—	(6.6)	—	(8.9)
Other adjustments	0.4	—	—	—	—	—	—	0.4

Balance, March 31, 2005	$459.1	$114.0	$123.8	$630.6	$164.8	$213.5	$32.3	$1,738.1

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

6.    OTHER INTANGIBLE ASSETS:

        Other intangible assets, net consist of:

	As of March 31, 2005			As of December 31, 2004
(millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and other intellectual property	$365.4	$(50.1)	$315.3	$377.3	$(39.4)	$337.9
Trade names and trademarks	107.8	(2.5)	105.3	115.0	(1.5)	113.5
Customer relationships	203.8	(10.3)	193.5	210.5	(6.5)	204.0
Other	10.3	(3.4)	6.9	7.8	(3.1)	4.7

Total	$687.3	$(66.3)	$621.0	$710.6	$(50.5)	$660.1

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

9.    RESTRUCTURING LIABILITY:

       The Company records restructuring charges from time to time that represent expenses incurred in connection with consolidations and cessations of certain of its operations as well as headcount reduction programs. These charges consist primarily of write-offs of surplus assets and severance costs. Severance charges are based on various factors including the employee's length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

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

        The Company closed the former corporate office of Dynamit Nobel located in Troisdorf, Germany in the fourth quarter of 2004. The Company recorded restructuring charges related to this closure including severance costs for 44 general and administrative personnel of the former Dynamit Nobel company, the closure costs on this building and the relocation costs for the remaining 27 employees who were relocated to the Company's new Frankfurt, Germany location. Also in 2004, as part of the acquisition of the Pigments and Dispersions business of Johnson Matthey, the Company enacted a restructuring program. To date, 40 positions have been eliminated. All of these employees are selling, general and administrative personnel.

Selected information for the Dynamit Nobel, Johnson Matthey and other 2004 restructuring actions follows:

        During the first quarter of 2005, the Company has identified and accrued $2.9 million to cover restructuring costs for miscellaneous restructuring actions, primarily in the Performance Additives segment including the announced closure of the Baulking, United Kingdom facility in the Clay-based Additives business.

(millions)	Severance Costs	Facility Closure Costs	Relocation Costs	Total
Liability balance, January 1, 2005	$20.8	$11.3	$2.6	$34.7
Purchase accounting	0.8	—	—	0.8
Restructuring charge	2.9	—	—	2.9
Utilized in 2005	(6.8)	(0.9)	(0.4)	(8.1)
Foreign Exchange and other	1.5	(3.0)	0.6	(0.9)

Liability balance, March 31, 2005	$19.2	$7.4	$2.8	$29.4

10.    COMMITMENTS AND CONTINGENCIES:

        Legal Proceedings—The Company is involved in various legal proceedings, including commercial, intellectual property, product liability and environmental matters of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these matters, in accordance with SFAS 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company's policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred. Although the Company expects to continue to pay legal fees in connection with certain legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that these actions will have a material effect on the financial condition, results of operations or liquidity of the Company. In accordance with the Company's policy, reserves in connection with such matters do not individually exceed $350,000 and in the aggregate $1.5 million. The Company's reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurers, insurance coverage. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise our estimates based on new information becoming available. In addition, the Company does not believe that there is any other individual legal proceeding that is likely to have a material adverse affect on its business or financial condition. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

        Under the terms of the Sale and Purchase Agreement with mg technologies ag and its subsidiary MG NAH, mg technologies is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing, subject to certain limits and exclusions. Pursuant to these agreements, the Company has various claims for indemnification with Degussa and mg technologies. In addition, the Company may be subject to indemnity claims relating to properties or businesses it divested. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company will not have a material effect on the Company's financial condition or results of operations. See Item 1—Financial Statements (Unaudited)—Note 2—Acquisitions.

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

  SHE Capital Expenditures

        The Company may incur future costs for capital improvements and general compliance under SHE laws. For the year ended December 31, 2004, the capital expenditures for SHE matters totaled approximately $23.9 million, excluding costs to maintain and repair pollution control equipment. For 2005 and 2006, the Company estimates capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in existing and new SHE laws, the Company cannot provide assurance that its recent expenditures will be indicative of future amounts required to comply with these laws.

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

        Environmental contamination is known to exist at certain of the Company's present and former facilities, including its facilities located in Turin, Italy, St. Fromond, St. Cheron and Sens, France; Hainhaussen, Troisdorf, Schlebusch, Stadeln, Duisburg, Plochingen, Marktredwitz, Ronnenberg-Empelde and Langelsheim, Germany; Oss, The Netherlands; Kidsgrove, and Barrow, U.K.; Boksburg

East, South Africa; Pratteln, Switzerland and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada and La Mirada, California. Soil contamination is also known to exist at the Company's facilities at Freeport, Texas, Chasse-sur-Rhone, France and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport. The Company is currently operating groundwater remediation systems at our Hainhaussen, Troisdorf, Valdosta, and Silver Peak facilities. The Company also operates ground water remediation systems at its Schlebusch, Plochingen, Marktredwitz, Stadeln and Laurens facilities, for which prior owners or insurers have assumed responsibility and a soil remediation project at the Company's facility in St. Cheron, and the Company continues to monitor groundwater at the Beltsville facility, which was previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond and Barrow facilities due to prior spills and at the Harrisburg facility due to a landfill closure. The Company is also required to monitor groundwater quality at its facilities at Mourenx, France and New Johnsonville, Tennessee. The Company believes that additional environmental studies, and possibly environmental remediations, will be required at the Turin and Harrisburg facilities. The Company is also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Pratteln, Langelsheim, Troisdorf and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities such as a former disposal site in Laurel, Maryland, the Company is responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; contamination at a closed Chemetall Oakite facility in Houston, Texas, contamination at a former Chemetall Foote facility in Sunbright, Virginia, contribution towards the clean-up of three industrial landfills in the Basel, Switzerland area, groundwater remediation at Stadeln and former sites operated by DNSC's Dynamit Nobel's previously divested explosives business. The Company is also a de minimis participant in several Superfund matters.

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

Government Enforcement Proceedings and Civil Litigation

        During the course of the Company's business, the Company may receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable SHE laws. Currently, the Company is party to a consent order with the Metropolitan Sewer District ("MSD") in Saint Louis, Missouri to reduce ammonia concentrations in wastewater discharge to a city treatment plant. The entry into the consent order resulted from violations of its wastewater discharge permit. The order is presently stayed pending MSD's negotiation of its own National Pollution Discharge Elimination System permit with the State of Missouri. Although the Company may be required to make capital expenditures in connection with this matter, it does not believe that this issue will have a material adverse effect on its business or financial condition.

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

        In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies ag and its subsidiary, MG North America Holdings Inc., are required to indemnify Rockwood and its subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of the Company or its subsidiaries' properties, if notified within ten years. If mg technologies and MG North America Holdings' responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten. mg technologies and MG North America Holdings are also obligated to indemnify the Company for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of Dynamit Nobel Acquisition, if notified within ten years. In addition, mg technologies and MG North America Holdings are obligated to indemnify us for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum per-claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 ($0.1 million and $0.9 million) depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, mg technologies and MG North America Holdings are obligated to indemnify the Company for certain environmental risks arising from certain "shared site" structures for a duration of ten years. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

        In the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that mg technologies, MG North America Holdings, Degussa or any other party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce its rights under the indemnities. In addition, the

Company may be required to make indemnity payments in connection with certain environmental matters. However, the Company does not believe that resolution of the known environmental matters subject to indemnification obligations owed to it or by it will have a material adverse effect on the Company's business or financial condition as such amounts are not significant.

Environmental Reserves

        The Company has established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. The Company's liability estimates are based upon available facts, existing technology, past experience and, in some instances where the remediation costs are being paid directly by the Company's insurers, insurance recoveries, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company accrued approximately $51.2 million and $51.9 million for known environmental liabilities as of March 31, 2005 and December 31, 2004, respectively, all of which are classified as other non-current liabilities on our consolidated balance sheets for such periods. Included in the $51.2 million and $51.9 million as of March 31, 2005 and December 31, 2004 is €6.5 million ($8.4 million using the exchange rate on March 31, 2005 of €1.00=$1.2996) that is discounted using 5.0% discount rate (undiscounted amount equals $13.0 million), and €2.4 million ($3.2 million) that is discounted using 5.5% discount rate (undiscounted amount equals $4.9 million). In certain cases, our remediation liabilities are payable over periods of up to 30 years.

        The Company believes these accruals are adequate based on currently available information. The Company may incur losses in excess of the amounts accrued, however, based on currently available information the Company does not believe the additional amount of potential losses would have a material effect on the Company's results of operations or financial condition, but may have a material adverse effect on the results of operations or cash flow in any given quarterly or annual reporting period. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available.

        The Company is obligated to undertake soil remediation at two facilities in Europe in the event manufacturing operations are discontinued there at some future date. The Company does not contemplate any such action occurring in the foreseeable future, as these facilities' remaining lives are indefinite. Given the indeterminate useful life of these facilities and the corresponding indeterminate settlement date of any soil remediation obligations the Company does not have sufficient information to estimate a range of potential settlement dates for the obligations. Consequently, the Company cannot employ a present value technique to estimate fair value and, accordingly, it has not accrued for any related costs.

        The Company believes these environmental matters will not have a material adverse effect on its results of operations and/or financial condition. However, these matters may have a material adverse effect on its results of operations or cash flows in any given quarterly or annual reporting period.

11.    CONSOLIDATING FINANCIAL INFORMATION:

        The Company issued $375.0 million principal amount of 10.625% senior subordinated notes due May 15, 2011 (the "2011 Notes") in July 2003. In November 2004 the Company issued €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due November 15, 2014 (the "2014 Notes").

        The following unaudited consolidating financial statements present the results of operations, financial condition and cash flows, in separate columns, of the parent company (Rockwood Specialties Group, Inc.), which is the issuer of the 2011 Notes and the 2014 Notes, guarantor subsidiaries, non-guarantor subsidiaries, elimination adjustments, and consolidated totals.

        The consolidating balance sheet as of March 31, 2005 in the tables below have been corrected for the errors discussed in Note 12—Restatement.

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
March 31, 2005
(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$276.2	$9.7	$(48.6)	$—	$237.3
Accounts receivable, net	—	128.3	369.5	—	497.8
Inventories	—	93.0	380.8	—	473.8
Deferred income taxes	(4.9)	16.8	19.2	—	31.1
Prepaid expenses and other current assets	0.1	1.8	65.0	—	66.9

Total current assets	271.4	249.6	785.9	—	1,306.9
PROPERTY, PLANT AND EQUIPMENT, net	—	236.3	1,284.5	—	1,520.8
INVESTMENT IN SUBSIDIARIES	1,756.6	83.0	—	(1,839.6)	—
GOODWILL	—	323.6	1,414.5	—	1,738.1
INTERGROUP RECEIVABLE	1,815.6	872.8	4,869.1	(7,557.5)	—
OTHER INTANGIBLE ASSETS, net	—	29.9	591.1	—	621.0
DEFERRED DEBT ISSUANCE COSTS, net	3.6	14.2	51.7	—	69.5
OTHER ASSETS	1.0	3.5	43.6	—	48.1

TOTAL ASSETS	$3,848.2	$1,812.9	$9,040.4	$(9,397.1)	$5,304.4

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$78.8	$185.7	$—	$264.5
Income taxes payable	(1.4)	1.6	18.3	—	18.5
Accrued compensation	—	9.4	57.8	—	67.2
Accrued expenses and other current liabilities	53.5	21.7	182.1	—	257.3
Senior secured revolving credit facility	175.0	—	—	—	175.0
Long-term debt, current portion	17.5	—	49.9	—	67.4

Total current liabilities	244.6	111.5	493.8	—	849.9
LONG-TERM DEBT	2,597.8	—	397.0	—	2,994.8
PENSION AND RELATED LIABILITIES	—	12.0	348.0	—	360.0
INTERGROUP PAYABLE	80.1	1,252.8	6,224.6	(7,557.5)	—
DEFERRED INCOME TAXES	(27.6)	45.9	33.4	—	51.7
OTHER LIABILITIES	18.1	17.6	136.6	—	172.3

Total liabilities	2,913.0	1,439.8	7,633.4	(7,557.5)	4,428.7
MINORITY INTEREST	—	—	29.0	—	29.0
STOCKHOLDERS' EQUITY
Common stock	—	285.3	70.0	(355.3)	—
Paid-in capital	889.3	244.5	1,229.4	(1,484.3)	878.9
Accumulated other comprehensive ncome	102.7	7.0	165.3	—	275.0
Accumulated deficit	(56.8)	(163.7)	(86.7)	—	(307.2)

Total stockholders' equity	935.2	373.1	1,378.0	(1,839.6)	846.7
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,848.2	$1,812.9	$9,040.4	$(9,397.1)	$5,304.4

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

12.    RESTATEMENT

      Subsequent to the issuance of the condensed consolidated financial statements for the three months ended March 31, 2005, the Company identified certain purchase accounting errors in connection with the Dynamit Nobel acquisition and the Groupe Novasep combination that required adjustment. As a result, the Company restated the March 31, 2005 condensed consolidated balance sheet. The restatement does not change the Company's consolidated statements of operations or the consolidated cash flows for any of the periods presented.

        The following errors were identified during the processes of finalizing the purchase accounting for the Company's combination of Groupe Novasep with the Custom Synthesis business and pushing down the purchase accounting entries for the Dynamit Nobel acquisition to the individual legal entities:

  (a)
  The Company identified a mathematical error in the determination of the minority interest attributable to the Groupe Novasep combination caused by the incorrect elimination of an inter-company loan balance. In addition, an error was identified in the determination of the Groupe Novasep SAS purchase price, including the fair value of the shares contributed by the minority interest party. The errors resulted in the overstatement of goodwill by $25.9 million and minority interest by $25.9 million, the understatement of accrued expenses and other current liabilities by $1.0 million and a net overstatement of stockholders' equity by $1.0 million (the understatement of paid in capital by $30.6 million offset by the overstatement of accumulated other comprehensive income by $31.6 million) as of March 31, 2005.

  (b)
  The Company identified certain mathematical errors contained in the valuation report prepared by the Company's independent valuation specialists in conjunction with the Dynamit Nobel acquisition, in the determination of the fair value of certain land, buildings and improvements, including land improvements, mining rights and customer relationships. The errors resulted in the overstatement of property, plant and equipment by $13.3 million and deferred tax liabilities by $2.9 million and the understatement of goodwill by $5.7 million and other intangible assets, net by $4.7 million as of March 31, 2005.

        These errors had the following impact to Item 1. "Financial Statements (Unaudited)—Rockwood Specialties Group, Inc and Subsidiaries":

	March 31, 2005
(Dollars in millions)	As Originally Reported	Adjustments	As Restated
ASSETS
Property, plant and equipment, net	$1,534.1	$(13.3)	$1,520.8
Goodwill	1,758.3	(20.2)	1,738.1
Other intangible assets, net	616.3	4.7	621.0
Total assets	$5,333.2	$(28.8)	$5,304.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other current liabilities	$256.3	$1.0	$257.3
Deferred income taxes	54.6	(2.9)	51.7
Minority interest	54.9	(25.9)	29.0
Paid-in capital	848.3	30.6	878.9
Accumulated other comprehensive income	306.6	(31.6)	275.0
Total liabilities and equity	$5,333.2	$(28.8)	$5,304.4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to the Dynamit Nobel Acquisition consummated on July 31, 2004. In connection with the Dynamit Nobel Acquisition, we entered into new financing arrangements and significantly altered our capital structure. The historical financial information of Rockwood during the periods prior to the Dynamit Nobel Acquisition included in this Quarterly Report does not reflect the significant impact the Dynamit Nobel Acquisition has had and will have on us. The results of operations of Dynamit Nobel for the three-months ended March 31, 2005 are included in our consolidated financial statements for the three months ended March 31, 2005. The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement as described in Note 12—Restatement to the condensed consolidated financial statements.

        The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth under "Information Concerning Forward-Looking Statements." You should read the following discussion and analysis together with "Selected Financial Data," and our consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report. Amounts may not recalculate due to rounding differences.

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

        We are focused on increasing sales, improving productivity, reducing costs, expanding margins and reducing debt. In connection with this focus, since the KKR acquisition, among other things:

  •
  we reduced overhead costs and eliminated management redundancies. We have begun to implement plans to cut costs, reduce overhead and eliminate duplicative positions in the acquired Dynamit Nobel businesses and the acquired pigments and dispersions business of Johnson Matthey Plc. For example, we closed the former headquarters of Dynamit Nobel in Troisdorf, Germany and the New Lebanon, New York manufacturing facility of our Advanced Ceramics segment and will implement other restructuring measures at our Specialty Chemicals and Groupe Novasep segments. In addition, we eliminated 40 positions in connection with the acquisition of the pigments and dispersions business. In total, we expect to achieve annual cost savings of approximately $17.0 million of which we have already realized approximately $7.0 million, through March 31, 2005, in connection with these and other actions;

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

  Specialty Compounds

  •
  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Sales of these products improved moderately in the second half of 2004 and continued to experience moderate gains in the first quarter of 2005.

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

  Advanced Ceramics

  •
  Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. As a result of this demographic as well as our market share penetration, the volume of our products used in medical device applications sold has experienced double-digit growth each year since 2001. We expect demand for ceramic components in artificial hip joints to continue to increase.

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

        We accounted for the Dynamit Nobel Acquisition using the purchase method of accounting. We have allocated the estimated total purchase price to the assets acquired and liabilities assumed of Dynamit Nobel based on management's estimates of their fair values. We retained independent valuation specialists to assist in the determination of fair value of a significant portion of these assets, including property, plant and equipment and identified intangible assets. The consolidated statements of operations for the three months ended March 31, 2005 reflect the results of Dynamit Nobel. See Item 1—Financial Statements (Unaudited)—Note 2—Acquisitions, Note 5—Goodwill and Note 6—Other Intangible Assets.

        The allocation of the purchase price to the identifiable assets acquired is complete, except the purchase price is subject to possible post-closing adjustments, including adjustments related to Closing Net Financial Debt and Closing Working Capital (as each term is defined in the Sale and Purchase Agreement dated April 19, 2004). mg technologies ag has notified us of several adjustments which would result in our paying an additional €31.5 million ($40.9 million); however, we have notified mg technologies of counterclaims in the aggregate of €34.7 million ($45.1 million). On June 20, 2005 we tentatively agreed to settle these post-closing adjustments with mg technologies by paying mg technologies €13.5 million ($16.6 million). We expect to finalize a formal settlement agreement in the third quarter of 2005. The recorded amount of goodwill, net of tax, as applicable, will change based on this settlement.

        The excess of the total purchase price over the fair value of the net assets acquired at closing has been allocated to goodwill and this indefinite-lived asset is subject to annual impairment review. Based on the allocation of the total estimated purchase price, goodwill in the transaction totaled $931.6 million as of the acquisition date.

        In December 2004, we completed a combination (total purchase price of approximately $139.7 million including assumed debt of $48.6 million; cash purchase price including fees and acquisition costs of $74.5 million; and the shares contributed to the management of the new combined company valued at $31.2 million less cash acquired of $14.6 million) of the three business lines of our Custom Synthesis segment (now known as our Groupe Novasep segment) with Groupe Novasep SAS, or Groupe Novasep. As a result of the combination, we own approximately 79% of the combined new Groupe Novasep. We believe this combination strengthens this segment by joining together Groupe Novasep's proprietary separation technologies with our capabilities of developing and manufacturing advanced intermediates and active ingredients for the pharmaceutical and performance chemical industries, which we expect will position us better in this highly competitive market.

        We accounted for the Groupe Novasep combination using the purchase method of accounting. We have allocated the total estimated purchase price to the assets acquired and liabilities assumed of Groupe Novasep SAS. We have not finalized the estimated fair value of the assets acquired and liabilities assumed although values of inventory, identified intangible assets, and property, plant and equipment are completed. We expect to complete our research and fair value estimates on remaining purchase price components by the third quarter of 2005. The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill and this indefinite lived asset is subject to annual impairment review. Based on the preliminary allocation of the total estimated purchase price, goodwill in the transaction totaled $33.8 million as of the combination date. We expect this amount will change at a subsequent date when we finalize the purchase accounting for the Groupe Novasep combination. The consolidated statements of operations for the three months ended March 31, 2005 reflect the results of Groupe Novasep. See Item 1—Financial Statements (Unaudited)—Note 2—Acquisitions, Note 5—Goodwill and Note 6—Other Intangible Assets.

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

        For presentation purposes within this report we consistently use the computation prescribed under our senior secured credit agreement as described above. Specifically, calculation of Adjusted EBITDA according to the indentures underlying our 2011 Notes and 2014 Notes excludes certain adjustments prescribed within the senior secured credit agreement. Given that borrowings under the senior secured credit agreement are secured by most of our assets and given that the calculation does not materially differ from the calculation of Adjusted EBITDA for performance measurement purposes, we believe this is the most appropriate computation of Adjusted EBITDA to present.

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

Results of Operations

Actual Results of Operations

        The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in —Reconciliation of Pro Forma Net Income (Loss) to Pro Forma Adjusted EBITDA for the Three Months Ended March 31, 2004), including as a percentage of net sales, for the periods presented. See Note 3 to Rockwood's unaudited condensed financial statements included in Item 1, Financial Statements (Unaudited), for segment information and reconciliation to consolidated net income.

	Three Months Ended March 31,
(dollars in millions)
	2005	2004
Statement of operations data:
Net sales:
Performance Additives	$159.5	$139.1
Specialty Compounds	58.1	47.9
Electronics	42.8	40.4
Specialty Chemicals	220.0	—
Titanium Dioxide Pigments	104.5	—
Advanced Ceramics	91.9	—
Groupe Novasep	92.9	—

Total net sales	769.7	227.4
Gross profit	225.6	62.4
	29.3%	27.4%
Selling, general and administrative expenses	150.2	35.2
	19.5%	15.5%
Restructuring charges	2.9	—
Operating income (loss):
Performance Additives	23.0	24.9
	14.4%	17.9%
Specialty Compounds	5.9	5.4
	10.2%	11.3%
Electronics	0.7	1.6
	1.6%	4.0%
Specialty Chemicals	30.8	—
	14.0%
Titanium Dioxide Pigments	11.7	—
	11.2%
Advanced Ceramics	13.9	—
	15.1%
Groupe Novasep	(1.5)	—
	(1.6%)
Corporate costs	(12.0)	(4.7)

Total operating income	72.5	27.2
	9.4%	12.0%
Other (expense) income:
Interest expense, net	(48.2)	(16.6)
Foreign exchange gain, net	41.9	12.2

Income before taxes and minority interest	66.2	22.8
Income tax provision	24.9	7.8

Net income before minority interest	41.3	15.0
Minority interest	0.8	—

Net income	$42.1	$15.0

Adjusted EBITDA:
Performance Additives	34.2	32.1
	21.4%	23.1%
Specialty Compounds	7.3	6.8
	12.6%	14.2%
Electronics	5.8	6.6
	13.6%	16.3%
Specialty Chemicals	43.0	—
	19.5%
Titanium Dioxide Pigments	20.9	—
	20.0%
Advanced Ceramics	21.4	—
	23.3%
Groupe Novasep	10.2	—
	11.0%
Corporate costs	(9.6)	(4.4)

Total Adjusted EBITDA	$133.2	$41.1

        The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three Months Ended March 31, 2005 versus 2004
(dollars in millions)	Total	% Change	FX Effect(1)	Acquisitions Divestitures net(2)	Other
Statement of operations data:
Net sales:
Performance Additives	$20.4	14.7%	$2.0	$16.3	$2.1
Specialty Compounds	10.2	21.3	0.7	—	9.5
Electronics	2.4	5.9	1.3	—	1.1
Specialty Chemicals	220.0		—	220.0	—
Titanium Dioxide Pigments	104.5		—	104.5	—
Advanced Ceramics	91.9		—	91.9	—
Groupe Novasep	92.9		—	92.9	—

Total net sales	542.3	238.5	4.0	525.6	12.7
Gross profit	163.2	261.5	0.9	160.7	1.6
Selling, general and administrative expenses	115.0	326.7	0.8	108.7	5.5
Restructuring charges	2.9		—	0.5	2.4

Total operating expenses	117.9	334.9	0.8	109.2	7.9
Operating income (loss):
Performance Additives	(1.9)	-7.6	0.3	1.3	(3.5)
Specialty Compounds	0.5	9.3	0.1	—	0.4
Electronics	(0.9)	-56.3	(0.2)	—	(0.7)
Specialty Chemicals	30.8		—	30.8	—
Titanium Dioxide Pigments	11.7		—	11.7	—
Advanced Ceramics	13.9		—	13.9	—
Groupe Novasep	(1.5)		—	(1.5)	—
Corporate costs	(7.3)	155.3	—		(7.3)

Total	45.3	166.5	0.2	56.2	(11.1)
Other income (expenses):
Interest expense,net	(31.6)	190.4	0.4	(6.0)	(26.0)
Foreign exchange gain, net	29.7		—	—	29.7

Income before taxes and minority interest	43.4
Income tax provision	17.1
Net income before minority interest	26.3
Minority interest	0.8
Net income (loss):
Performance Additives	0.4
Specialty Compounds	1.6
Electronics	(0.1)
Specialty Chemicals	6.9
Titanium Dioxide Pigments	1.9
Advanced Ceramics	2.8
Groupe Novasep	(3.1)
Corporate costs	16.7

Total	27.1
Adjusted EBITDA:
Performance Additives	2.1	6.5%	0.5	2.2	(0.6)
Specialty Compounds	0.5	7.4	0.1	—	0.4
Electronics	(0.8)	-12.1	(0.1)	—	(0.7)

Specialty Chemicals	43.0		—	43.0	—
Titanium Dioxide Pigments	20.9		—	20.9	—
Advanced Ceramics	21.4		—	21.4	—
Groupe Novasep	10.2		—	10.2	—
Corporate costs	(5.2)	118.2%	—	—	(5.2)

Total	$92.1	224.1%	$0.5	$97.7	$(6.1)

(1)
The foreign exchange effect was calculated based on the change in the euro to U.S. dollar exchange rate for the applicable period.

(2)
The acquisition effect represents the current year inclusion of three months of operations for the segments acquired as part of the Dynamit Nobel Acquisition as well as other acquisitions consummated in 2004.

Three months ended March 31, 2005 compared to three months ended March 31, 2004

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

        Adjusted EBITDA increased $92.1 million due to the effect of acquisitions ($97.7 million) offset primarily by higher corporate costs ($5.2 million).

Net sales

        Performance Additives.    Net sales for our Performance Additives segment increased $20.4 million over the prior period primarily due to acquisitions ($16.3 million). Net sales also increased by $2.0 million due to currency changes. The remaining increase of $2.1 million or 1.5% was due to the impact of higher selling prices to offset higher raw material costs.

        Specialty Compounds.    Net sales for our Specialty Compounds segment increased $10.2 million or 21.3% over the prior period including the impact of higher selling prices ($4.3 million) to offset higher raw material costs. The remaining increase was primarily due to stronger sales volume in our wire and cable compounds business.

        Electronics.    Net sales for our Electronics segment increased $2.4 million over the prior year period with $1.3 million due to currency changes. Despite $0.8 million of price declines from continued pricing pressures in the wafer reclaim business, a remaining increase of $1.1 million or 2.7% occurred due to increases in sales volumes.

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

        Selling, general and administrative expenses

        Selling, general and administrative expenses, or SG&A, increased $115.0 million primarily due to the acquisitions ($108.7 million), as well as $0.8 million due to currency changes. The remaining increase of $5.5 million was due primarily to special charges, aggregating $1.8 million, primarily related to the integration of the Dynamit Nobel Acquisition and costs for initial compliance with Sarbanes-Oxley as well as $7.3 million of higher central costs to operate the significantly larger business resulting from the acquisitions.

        SG&A expenses as a percentage of net sales were 19.5% in the first quarter of 2005 as compared to 15.5% for the first quarter of 2004, primarily due to the inclusion of the Dynamit Nobel businesses which have higher weighted average SG&A expenses as a percentage of net sales than the historical Rockwood businesses.

        Restructuring charges

        We recorded $2.9 million of restructuring charges in the first quarter of 2005 for miscellaneous restructuring actions, primarily in the Performance Additives segment including the announced closure of our Baulking, United Kingdom facility in the Clay-based Additives business.

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

        Adjusted EBITDA

        Performance Additives.    Adjusted EBITDA for our Performance Additives segment increased from $32.1 million to $34.2 million, or 6.5%, primarily due to a $2.2 million impact from acquisitions and $0.5 million from currency changes.

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

	Three Months Ended March 31,
(millions)
	2005	2004
Net income	$42.1	$15.0
Income tax provision	24.9	7.8
Interest, net	48.2	16.7
Depreciation and amortization	53.2	13.8
Restructuring and related charges	2.9	—
Inventory write-up reversal	2.8	—
CCA litigation defense costs	0.4	—
Systems/organization establishment expenses	1.2	—
Cancelled acquisition and disposal costs	0.2	—
Foreign exchange gain	(41.9)	(12.2)
Minority interest	(0.8)	—

Total Adjusted EBITDA	$133.2	$41.1

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

        Groupe Novasep.    Adjusted EBITDA for our Groupe Novasep segment decreased $3.1 million on a pro forma basis as compared to the prior year period despite $0.5 million of increases related to

Novasep acquisitions made after the first quarter of 2004 and $0.4 million related to currency changes. The remaining decrease of $4.0 million was primarily due to continued capacity utilization issues at the Rohner plant partially offset by solid performance from the new Novasep businesses.

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

Reconciliation of Pro Forma Net Income (Loss) to Pro Forma Adjusted EBITDA for the Three Months Ended March 31, 2004

        Because we view Adjusted EBITDA on both a consolidated and segment basis as an operating performance measure, we use net income (loss) as the most comparable U.S. GAAP measure. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of pro forma net income (loss) to pro forma Adjusted EBITDA on a consolidated and segment basis for the three months ended March 31, 2004. For a reconciliation of actual net income (loss) to actual EBITDA on a consolidated and segment basis for the three months ended March 31, 2005 see "—Actual results of operations."

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

        Investing Activities.    Net cash used in investing activities was $35.5 million, excluding capital leases which were characterized as non-cash items and $6.7 million for the three months ended March 31, 2005 and 2004, respectively. Investing activities primarily represented capital expenditures, which increased due mostly to the Dynamit Nobel Acquisition.

        Financing Activities.    Net cash provided by (used for) financing activities was $169.1 million and $(4.5) million for the three months ended March 31, 2005 and 2004, respectively. Activity in the first quarter of 2005 substantially represented $175.0 million, net borrowed against our senior secured revolving credit facility for short-term liquidity needs. This balance has been reduced to $50.0 million as of May 31, 2005.

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

  •
  tranche D term loans in an aggregate principal amount of $1,145.0 million maturing on July 30, 2012 and bearing interest at Group's option of either (i) Adjusted LIBOR plus 2.25% or (ii) ABR plus 1.00%; and

  •
  a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 23, 2010, bearing interest at Group's option of either (i) Adjusted LIBOR plus 2.50% or (ii) ABR plus 1.25%.

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

        Covenant compliance.    In addition to the affirmative and restrictive covenants, the Company's senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA:

  •
  a maximum total leverage ratio: for the twelve-month period ended March 31, 2005, net debt to Adjusted EBITDA must be less than 6.95 to 1; and

  •
  a minimum interest coverage ratio: for the twelve-month period ended March 31, 2005, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to-market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.60 to 1.

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

        Given our use of Adjusted EBITDA (see —Special Note Regarding Non-GAAP Financial Measures for the definition of Adjusted EBITDA and management's uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA:

	Three Months Ended March 31,
(millions)
	2005	2004
Net cash provided by (used in) operating activities	$(7.3)	$1.3
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	76.0	17.8
Current portion of income tax (benefit) provision	6.7	4.0
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	53.3	18.4
Restructuring and related charges	2.9	—
CCA litigation defense costs	0.4	—
Systems/organization establishment expenses	1.2	—
Cancelled acquisition and disposal costs	0.2	0.2
Bad debt provision	(0.2)	(0.6)

Total Adjusted EBITDA	$133.2	$41.1

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

Foreign currency related transactions

        As of March 31, 2005, based on the exchange rate of €1.00=$1.2996, $1,222.8 million of the debt outstanding are denominated in euros (€940.9 million). A weakening or strengthening of the euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $9.4 million the U.S. dollar equivalent of our total euro-denominated debt of €940.9 million.

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

  Safety, Health and Environmental Systems

        We are committed to achieving and maintaining compliance with all applicable safety, health and environmental ("SHE") legal requirements, and our subsidiaries have developed policies and management systems that are intended to identify the SHE legal requirements applicable to the operations, enhance compliance with such requirements, ensure the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although SHE legal requirements are constantly changing and are often difficult to comply with, these SHE management systems are designed to assist us in meeting our compliance goals and minimizing overall risk.

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

        Under the European Union Integrated Pollution Prevention and Control Directive ("IPPC"), European Union member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although it is not known with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our results of operations, financial position or liquidity.

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

        Although we cannot provide assurances in this regard, we do not believe that these issues will have a material adverse effect on our business or financial condition, but we do believe these issues may have a material adverse effect on the results of operations or cash flow in any given quarterly or annual reporting period. Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of our and our predecessor's former and present properties and/or contamination at sites it and its predecessor disposed wastes could expose us to cleanup obligations and other damages in the future.

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

        In the event we seek indemnity under any of these agreements or through other means, there can be no assurance that mg technologies, MG North America Holdings, Degussa or any other party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce its rights under the indemnities. In addition, the Company maybe required to make indemnity payments in connection with certain environmental matters. However, the Company does not believe that resolution of the known environmental matters subject to indemnification obligations owed to it or by it will have a material adverse effect on its business or financial condition as such amounts are not significant.

Environmental Reserves

        We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology, past experience and, in some instances where the remediation costs are being paid directly by our insurers, insurance recoveries, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, we accrued approximately $51.9 million and $51.2 million as of December 31, 2004 and March 31, 2005, respectively, for known environmental liabilities. All such accruals for environmental liabilities are classified as other non-current liabilities on our consolidated balance sheets for such periods. Included in the $51.9 million as of December 31, 2004 is $8.4 million that is discounted using 5.0% discount rate (undiscounted amount equals $13.0 million), and $3.2 million that is discounted using 5.5% discount rate (undiscounted amount equals $4.9 million). In certain cases, our remediation liabilities are payable over periods of up to 30 years.

        We believe these accruals are adequate based on currently available information. We may incur losses in excess of the amounts accrued, however, based on currently available information we do not believe the additional amount of potential losses would have a material effect on our results of operations or financial condition, but may have a material adverse effect on the results of operations or cash flow in any given quarterly or annual reporting period. We are unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise our estimates based on new information becoming available.

        We are obligated to undertake soil remediation at two facilities in Europe in the event manufacturing operations are discontinued there at some future date. We do not contemplate any such action occurring in the foreseeable future, as these facilities' remaining lives are indefinite. Given the indeterminate useful life of these facilities and the corresponding indeterminate settlement date of any soil remediation obligations we do not have sufficient information to estimate a range of potential settlement dates for the obligations. Consequently, we cannot employ a present value technique to estimate fair value and, accordingly, we have not accrued for any related costs.

        We believe these environmental matters will not have a material adverse effect on our results of operations and/or financial condition. However, these matters may have a material adverse effect on our results of operations or cash flows in any given quarterly or annual reporting period.

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

        See Note 1—Description of Business and Summary of Significant Accounting Policies to Rockwood's unaudited condensed consolidated financial statements included in Item 1—Financial Statements (Unaudited) for a summary of our significant accounting policies. We believe the following to be the most critical accounting policies and estimates affecting preparation of our consolidated financial statements:

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

        We have estimated and established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. On a consolidated basis, we have accrued approximately $51.2 million for known environmental liabilities as of March 31, 2005. Included in the $51.2 million as of March 31, 2005 is €6.5 million ($8.4 million using the exchange rate on March 31, 2005 of €1.00=$1.2996) that is discounted using 5.0% discount rate (undiscounted amount equals $13.0 million) and €2.4 million ($3.2 million) that is discounted using 5.5% discount rate (undiscounted amount equals $4.9 million). Some of these liabilities were assumed as part of business combinations, others resulted from charges to operations when the underlying costs were probable and could be reasonably estimated. Given that these obligations may be paid/relieved over extended time periods (30 years in some cases), charges or credits to operations may be required as information is gathered and estimates refined.

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

        We have cumulative net operating loss carry forwards in the United States, Germany, Switzerland, Italy and the United Kingdom. We have fully reserved for net operating loss carryforwards in the United States, Switzerland, Italy and the United Kingdom and certain states in the United States as we have concluded realizability of these net operating loss carry forwards is not more likely than not. The full valuation allowance on the United States federal deferred tax assets was recorded during the fourth quarter of 2004, in accordance with our policy. We have not recorded valuation allowances on our German net operating loss carryforwards as we have considered positive evidence such as forecasted future taxable income based on historical taxable income adjusted for charges which are not indicative of future operations and as the carryforward period is indefinite.

        SFAS 109, Accounting for Income Taxes, ("SFAS 109") paragraph 105, "requires consideration of future taxable income and other available evidence when assessing the need for a valuation allowance." Various assumptions and strategies (including elections for tax purposes) are implicit in estimates of forecasted future taxable income.

        We believe that, in situations in which future realization of deferred tax assets is dependent on taxable income from future operations, SFAS 109 requires the relative significance of cumulative losses be addressed within the guidance provided in paragraphs 24 and 103. Accordingly, in assessing the realization of U.S. jurisdiction net operating loss carry forwards for the years ended December 31, 2002, 2003 and 2004 (see detail of the expiration of U.S. federal tax loss carryforwards in Item 8—Financial Statements and Supplementary Data—Note 9—Taxes on Income) and, considering future taxable income, we have identified the key elements of both positive and negative evidence and evaluated such evidence by applying the guidance provided by paragraphs 24 and 103 of SFAS 109.

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

        Tax Planning Strategy—We also identified a tax planning strategy as part of our evaluation of evidence needed to rebut the presumption that a full valuation allowance was required for United States NOL carryforwards at December 31, 2002 and 2003. Specifically, we identified the sale of an appreciated non-core business. While the existence of a qualifying strategy often provides more objectively determinable evidence of realization and may be given more weight than a forecast of future taxable income, in our analysis we did not rely entirely on the potential sale because we had other sources of taxable income which were sufficient for us to conclude that no valuation allowance was required at December 31, 2002 and 2003.

        We are committed to buying and selling businesses within our portfolio of businesses as opportunities arise to enhance our overall results. We are committed to selling assets which are non-core and which would generate a taxable gain in the event of expiring United States federal NOL's.

        Pensions, Postemployment and Postretirement Costs.    In connection with the KKR acquisition, the Dynamit Nobel acquisition, and the acquisition of the pigments and dispersion business of Johnson Mathey as well as the Groupe Novasep combination, Rockwood assumed responsibility for the pension and postretirement benefits for substantially all of the employees of the businesses acquired that were active as of the date of the applicable acquisition or combination. For the KKR and pigments and dispersion business acquisitions, obligations related to retired and terminated vested employees as of such date remained the responsibility of the seller, and accordingly, these obligations are not reflected in our financial statements. Defined benefit costs and liabilities have been determined in accordance with SFAS 87, Employers' Accounting for Pensions. Postretirement benefit costs and liabilities have been determined in accordance with SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Postemployment benefit costs and liabilities have been determined in accordance with SFAS 112, Employers' Accounting for Postemployment Benefits.

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

Effects of Recently Issued Accounting Standards

        We plan to implement the financial accounting standards listed below in 2005 and 2006. FIN 47 will be effective at December 31, 2005. SFAS 123R will be effective January 1, 2006. We do not expect any significant impact on our financial position, results of operation, or cash flows from the implementation of FIN 47, although we are still in the process of evaluating SFAS 123R as to its potential impact, if any.

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

        Our financial results are subject to the effect of currency fluctuations on the translation of our euro-denominated debt. As of March 31, 2005, our total euro-denominated debt equaled €940.9 million ($1,222.8 million based on the March 31, 2005 exchange rate of €1.00=$1.2996). A weakening or strengthening of the euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $9.4 million the U.S. dollar equivalent of our total euro-denominated debt. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a separate component of "other income (expenses)" in our statement of operations and "accumulated other comprehensive income" in our balance sheet

        Also, in connection with the offering of the 2014 Notes, we entered into cross currency interest rate swaps with a five year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt. We designated this contract as a hedge of the foreign currency exposure of our net investment in its euro-denominated operations

Commodity Price Risk

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

        As a result of this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2005 because they did not accomplish their functions on a timely basis. This conclusion was based primarily upon our inability to timely file our Annual Report for the year ended December 31, 2004. Our ultimate parent company, Rockwood Holdings, Inc., had filed a registration statement on Form S-1 with the SEC in February 2005 and we decided to incorporate into our Annual Report all relevant information obtained as a result of that registration process. Additionally, we entered into several significant transactions during 2004, most notably the acquisition of the Dynamit Nobel businesses, which was a transformative event for us, along with the acquisition of the pigments and dispersions business of Johnson Matthey plc and the Groupe Novasep combination. These transactions substantially expanded the scope of our business operations, which in turn significantly increased the complexity of our financial reporting obligations. As a result of this significantly increased complexity, we were unable to incorporate into our Annual Report in a timely manner certain information, principally related to our newly acquired businesses, and information that we obtained as a result of the registration process. Accordingly, our chief executive officer and our chief financial officer concluded that the design and operation of our disclosure controls and procedures need to be enhanced to ensure that they accomplish their functions in a timely manner.

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

        The material weakness within the design and operation of purchase accounting review procedures resulted in certain purchase accounting errors in connection with the Dynamit Nobel acquisition and the Groupe Novasep combination that required adjustment. As a result, we restated our March 31, 2005 condensed consolidated balance sheet. The restatement does not change our consolidated statements of operations or our consolidated cash flows for any of the periods presented.

        The following errors were identified during the processes of finalizing the purchase accounting for our combination of Groupe Novasep with our Custom Synthesis business and pushing down the purchase accounting entries for the Dynamit Nobel acquisition to the individual legal entities:

  (a)
  We identified a mathematical error in the determination of the minority interest attributable to the Groupe Novasep combination caused by the incorrect elimination of an inter-company loan balance. In addition, an error was identified in the determination of the Groupe Novasep SAS purchase price, including the fair value of the shares contributed by the minority interest party. The errors resulted in the overstatement of goodwill by $25.9 million and minority interest by $25.9 million, the understatement of accrued expenses and other current liabilities by $1.0 million and a net overstatement of stockholders' equity by $1.0 million (the understatement of paid in capital by $30.6 million offset by the overstatement of accumulated other comprehensive income by $31.6 million) as of March 31, 2005.

  (b)
  We identified certain mathematical errors contained in the valuation report prepared by our independent valuation specialists in conjunction with the Dynamit Nobel acquisition, in the determination of the fair value of certain land, buildings and improvements, including land improvements, mining rights and customer relationships. The errors resulted in the overstatement of property, plant and equipment by $13.3 million and deferred tax liabilities by $2.9 million and the understatement of goodwill by $5.7 million and other intangible assets, net by $4.7 million as of March 31, 2005.

See Item 1. "Financial Statements (Unaudited)—Note 12—Restatement."

        Management has already initiated procedures to remediate the material weakness, including the identification and hiring of qualified tax staff, the enhancement of our external reporting staff, the engagement of a global coordinating actuary and the implementation of more detailed review procedures involving purchase accounting entries originated outside of our consolidation system.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are involved in various legal proceedings, including commercial product liability, intellectual property and environmental matters of a nature considered normal to our business. Although we do not believe that there is any individual litigation that is likely to have a material adverse effect on our business or financial condition, we cannot predict the outcome of any litigation or the potential for future litigation.

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
Robert J. Zatta Senior Vice President and Chief Financial Officer Date: June 28, 2005

QuickLinks

TABLE OF CONTENTS FORM 10-Q/A
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