Form 10-Q
period 2005-06-30
ROCKWOOD SPECIALTIES GROUP INC
filed 2005-08-12
CIK 1261302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of August 12, 2005, there were outstanding 382,000 shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS

FORM 10-Q

PART I- FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004
Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004
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

Signatures

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET SALES	$817.4	$266.9	$1,587.1	$494.3
COST OF PRODUCTS SOLD	554.4	188.3	1,098.5	353.3

GROSS PROFIT	263.0	78.6	488.6	141.0

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	157.5	35.9	307.7	71.1
RESTRUCTURING CHARGE, net	2.9	—	5.8	—

OPERATING INCOME	102.6	42.7	175.1	69.9

OTHER INCOME (EXPENSES)
Interest, net	(55.7)	(12.5)	(103.9)	(29.1)
Foreign exchange gain (loss), net	58.6	(3.6)	100.5	8.6
Other, net	—	(4.0)	—	(4.0)
Net	2.9	(20.1)	(3.4)	(24.5)

INCOME BEFORE TAXES AND MINORITY INTEREST	105.5	22.6	171.7	45.4
INCOME TAX PROVISION	16.8	11.8	41.7	19.6

NET INCOME BEFORE MINORITY INTEREST	88.7	10.8	130.0	25.8

MINORITY INTEREST	0.9	—	1.7	—

NET INCOME	$89.6	$10.8	$131.7	$25.8

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82.0	$111.4
Accounts receivable, net	491.7	500.9
Inventories	462.4	476.9
Deferred income taxes	38.7	32.5
Prepaid expenses and other current assets	61.1	112.0
Total current assets	1,135.9	1,233.7

PROPERTY, PLANT AND EQUIPMENT, net	1,440.6	1,566.8
GOODWILL	1,650.5	1,805.9
OTHER INTANGIBLE ASSETS, net	570.7	660.1
DEFERRED DEBT ISSUANCE COSTS, net	63.6	73.8
OTHER ASSETS	58.9	46.3
TOTAL ASSETS	$4,920.2	$5,386.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$290.1	$326.1
Income taxes payable	19.9	19.4
Accrued compensation	80.2	84.5
Accrued expenses and other current liabilities	216.0	261.3
Long-term debt, current portion	65.1	47.2
Total current liabilities	671.3	738.5
LONG-TERM DEBT	2,897.2	3,076.9
PENSION AND RELATED LIABILITIES	341.6	375.0
DEFERRED INCOME TAXES	61.5	41.8
OTHER LIABILITIES	137.1	219.2
Total liabilities	4,108.7	4,451.4

MINORITY INTEREST	26.2	31.2

STOCKHOLDERS’ EQUITY:
Common stock ($0.01 par value, 1,000,000 shares authorized; 382,000 shares issued and outstanding)	—	—
Paid-in capital	878.7	878.9
Accumulated other comprehensive income	124.2	374.4
Accumulated deficit	(217.6)	(349.3)
Total stockholders’ equity	785.3	904.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,920.2	$5,386.6

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131.7	$25.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105.2	28.2
Deferred financing costs amortization	4.7	0.9
Foreign exchange gain	(100.5)	(8.6)
Fair value adjustment of derivatives	(6.2)	(8.6)
Bad debt provision	0.8	0.9
Deferred income taxes	21.0	12.3
Minority interest	(1.7)	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(28.8)	(23.6)
Inventories	(24.3)	(0.2)
Prepaid expenses and other assets	(13.3)	(0.4)
Accounts payable	29.4	11.7
Income taxes payable	3.1	1.8
Accrued expenses and other liabilities	(58.0)	4.5
Net cash provided by operating activities	63.1	44.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, excluding capital leases	(76.8)	(13.3)
Proceeds on sale of property, plant and equipment	0.2	—
Net cash used in investing activities	(76.6)	(13.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured revolving credit facility	302.0	—
Repayment of senior secured revolving credit facility	(302.0)	—
Payments on long-term debt	(15.6)	(4.5)
Net cash used in financing activities	(15.6)	(4.5)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.3)	(1.3)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29.4)	25.6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111.4	42.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$82.0	$68.3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net	$97.9	$36.3
Income taxes paid, net of refunds	$18.1	$5.5

NON-CASH INVESTING ACTIVITIES
Acquisition of equipment under capital leases	$4.8	$—

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

The Company is an indirect wholly-owned subsidiary of Rockwood Holdings, Inc. (“Holdings”), an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and DLJ Merchant Banking Partners III, L.P. (“DLJMB”), and was formed in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000.

On July 31, 2004, the Company completed the acquisition of four businesses of Dynamit Nobel from mg technologies ag and Mg North America Holdings, Inc. The businesses acquired are focused on highly specialized markets and consist of: white pigments; surface treatment and lithium chemicals; ceramics; and pharmaceutical intermediates. See Note 2 —Acquisitions for a more complete description of the Dynamit Nobel Acquisition.

Basis of Presentation — The accompanying condensed consolidated balance sheets and the related condensed consolidated statements of operations and cash flows of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated.

The interim financial statements included herein are unaudited. The condensed consolidated financial statements are presented based upon accounting principles generally accepted in the United States of America (“US GAAP”), except that certain information and footnote disclosures, normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2004.  In the opinion of management, this information contains all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the periods presented.

The results of operations and cash flows of the businesses acquired in the Dynamit Nobel Acquisition, the Groupe Novasep combination and the pigments and dispersions business of Johnson Matthey Plc. are included in the condensed consolidated financial statements for the three and six-month periods ended June 30, 2005 and the December 31, 2004 balance sheet. Such results are not included in the three and six-month periods ended June 30, 2004.

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

The basis for determining an enterprise’s operating segments is the manner in which financial information is used internally by the enterprise’s chief operating decision maker (the Company’s Chief Executive Officer). See Note 3 — Segment Information for further segment reporting information.

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

Such estimates also include the fair value of assets acquired and liabilities assumed allocated to the purchase price of business combinations consummated. See Note 2 — Acquisitions.

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

Through the date of the Dynamit Nobel Acquisition, KKR provided consulting and management advisory services to Rockwood for an annual fee of $0.6 million. Since the date of the Dynamit Nobel Acquisition, KKR and DLJ Merchant Banking III, L.P. and its affiliates (“DLJMB”) have provided the Company with consulting and management advisory services for an annual fee of $2.1 million, increasing 5% annually. In connection with the expected initial public offering of the common stock of Rockwood Holdings, the affiliates of KKR and DLJMB have agreed to terminate the management services agreement effective upon the closing of such offering for an aggregate consideration of $10.0 million.

Revenue Recognition—The Company recognizes revenue when the earnings process is complete, except for approximately 2% of consolidated revenues derived from long-term contracts accounted for under the percentage of completion method within the Groupe Novasep segment. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience. Revenue under service agreements is realized when the service is performed.

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency), are included in determining net income for the period in which exchange rates change except for the related gains or losses on certain intercompany transactions that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future which are reported and accumulated in the same manner as translation adjustments.

Derivatives —The Company accounts for derivatives based on Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized currently in earnings. The Company uses derivative instruments to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. See Note 1 — Comprehensive Income — for the impact of the Company’s net investment hedge. The Company does not enter into derivative contracts for trading purposes nor does it use leveraged or complex instruments.

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

Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryforward period available under the tax law. The Company’s policy is to consider the following sources of taxable income which may be available under the tax law to realize a tax benefit for deductible temporary differences and carry forwards:

•                                          Future reversals of existing taxable temporary differences

•                                          Future taxable income exclusive of reversing temporary differences and carry forwards

•                                          Taxable income in prior carry back year(s) if carryback is permitted under the tax law

•                                          Tax planning strategies that would, if necessary, be implemented to:

(1)      Accelerate taxable amounts to utilize expiring carryforwards

(2)      Change the character of taxable or deductible amounts from ordinary income or loss to capital gain or loss

(3)      Switch from tax-exempt to taxable investments.

Evidence available about each of those possible sources of taxable income will vary between tax jurisdictions and, possibly, from year to year. To the extent evidence about one or more sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, the Company’s policy is that other sources need not be considered. Consideration of each source is required, however, to determine the amount of the valuation allowance that may be required to be recognized for deferred tax assets.

For any specific jurisdiction where a history of three years of cumulative losses has occurred or where there has been a substantial change in the business (e.g., a major acquisition or divestiture), the Company does not rely on projections of future taxable income as described above. Instead, the Company determines its need for a valuation allowance on deferred tax assets, if any, by determining an average steady-state normalized taxable income amount over the last three years, adjusted for acquisitions or divestitures if necessary.

The Company will also consider the following positive evidence in the above scenarios, if present:

• Existing contracts or firm sales backlog that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures.

• An excess of appreciated asset value over the tax basis of the entity’s net assets in an amount sufficient to realize the deferred tax asset.

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

	Three months ended		Six months ended
	June 30,		June 30,
(millions)	2005	2004	2005	2004
Net income	$89.6	$10.8	$131.7	$25.8
Foreign currency translation	(79.1)	(5.2)	(119.6)	(9.3)
Net investment hedge, net of tax	25.0	—	31.2	—
Intercompany foreign currency transactions	(96.7)	—	(161.8)	—

Total comprehensive (loss) income	$(61.2)	$5.6	$(118.5)	$16.5

In November 2004, the Company completed the sale of €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 (“2014 Notes”). In connection with the 2014 Notes, the Company entered into cross-currency interest rate swaps with a five-year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed-rate debt in respect of the dollar notes sold into euro fixed-rate debt. The Company has designated this contract as a hedge of the foreign currency exposure of its net investment in its euro denominated operations. There was no ineffective portion of the net investment hedge as of June 30, 2005. The Company does not expect any of the loss on the net investment hedge residing in other comprehensive income at June 30, 2005 to be reclassified into earnings during the subsequent 12 months.

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

Recent Accounting Pronouncements

The Company plans to implement the financial accounting standards listed below on January 1, 2006. The Company is still in the process of evaluating SFAS 123R as to its potential impact if any but does not otherwise expect any significant impact on its financial position, results of operations, or cash flows from the implementation of these standards.

SFAS 151	Inventory Costs
SFAS 153	Exchanges of Nonmonetary Assets
SFAS 154	Accounting Changes and Error Corrections
SFAS 123R	Share Based Payment

SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), requiring that such items be recognized as current-period charges.  This statement eliminates a narrow difference between the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) accounting standards to improve the comparability of cross-border financial reporting.

SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement eliminates a narrow difference between the FASB and IASB accounting standards to improve the comparability of cross-border financial reporting.

SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 also requires that (1) a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and (2) correction of errors in previously issued financial statements should be termed a “restatement”.  This statement eliminates a narrow difference between the FASB and IASB accounting standards to improve the comparability of cross-border financial reporting.

SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB 25. As the Company’s parent, Rockwood Holdings, Inc., the issuer of these options, is not yet a publicly traded equity company, the Company will apply SFAS 123R on a prospective basis. As such, new awards, modifications to existing awards, repurchases or cancellations subsequent to February 11, 2005 (the date on which the Company’s ultimate parent Holdings filed its Form S-1) will be accounted for in accordance with SFAS 123R on the modified prospective basis.

FASB Interpretation (“FIN”) 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 will be effective December 31, 2005 for the Company. The adoption of FIN 47 is not expected to have a material impact on the Company.

In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, clarifying the accounting and disclosure requirements for employers with postretirement benefit plans that have been or will be affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). The Act introduced two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. FSP 106-2 was effective July 1, 2004. The adoption of FSP 106-2 did not have a material impact on the Company.

Stock-Based Compensation—At June 30, 2005, the Company had in place the Amended and Restated 2003 Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries, as amended (now known as the 2005 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc., the “Plan”). The Company accounts for the Plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation related to this Plan is reflected in net income, as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. Volatility is assumed to be zero as there is currently no public market for the underlying stock. Dividend yield is also assumed to be zero. The Company uses the appropriate treasury rates in calculating the risk free rates for options granted.

On July 18, 2005, in connection with the expected initial public offering of Rockwood Holdings’ common stock, Holdings effected a 34.22553019-for-one stock split of its common stock.  Also, in connection with the IPO, the number of shares authorized as available for grant under the Plan was increased from 5,647,212 shares post-split to 10,000,000 shares.

	Three months ended		Six months ended
	June 30,		June 30,
(millions)	2005	2004	2005	2004
Net income, as reported	$89.6	$10.8	$131.7	$25.8
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(0.2)	(0.1)	(0.4)	(0.2)
Pro forma net income	$89.4	$10.7	$131.3	$25.6

2.     ACQUISITIONS:

Dynamit Nobel

On July 31, 2004, the Company consummated the Dynamit Nobel Acquisition. The Company paid approximately €1,635.0 million (or $1,968.5 million) (excluding repayment of certain assumed debt) in cash to mg technologies ag for the businesses acquired. On July 6, 2005 the Company paid $16.1 million of additional cash purchase price consideration (based on the July 6, 2005 exchange rate of €1.00 = $1.1927) in post-closing adjustments. The four divisions of Dynamit Nobel acquired by Rockwood were (i) Chemetall, or Specialty Chemicals; (ii) Sachtleben Chemie, or Titanium Dioxide Pigments; (iii) CeramTec, or Advanced Ceramics and (iv) DNES Custom Synthesis (consisting of Dynamit Nobel Special Chemistry, Finorga, S.A. and Rohner A.G.), or Custom Synthesis, which is now known as Groupe Novasep. Through this acquisition, the Company believes it has created a portfolio of distinct specialty chemicals and advanced performance materials businesses, with diversified geographic and end-use markets, strong market positions and margins, and limited exposure to individual raw material fluctuations. The Company believes the allocation of the purchase price to the identifiable assets acquired is complete.

The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill. Goodwill in the transaction totaled $944.8 million at June 30, 2005. This represents a $32.3 million increase to goodwill from the initial allocation of the purchase price contained in the Company’s September 30, 2004 balance sheet and was primarily due to: a) refinement and reallocation of identifiable asset valuation estimates by the independent appraiser; b) the recognition of additional liabilities for which management was seeking additional information and did not have sufficient information to record as of September 30, 2004; c) the additional cash purchase price consideration of €13.5 million ($16.3 million using July 31, 2004 exchange rate)

that represented post-closing adjustments; and d) changes in liabilities for pension, restructuring program and other liabilities.

Groupe Novasep Combination

In December 2004, in connection with the combination of the three business lines of the Custom Synthesis segment (now known as the Groupe Novasep segment) with Groupe Novasep SAS, one of Rockwood’s subsidiaries acquired 69.4% of the stock of Groupe Novasep SAS for a total purchase price of approximately $139.7 million, including assumed debt of $48.6 million, cash acquired of $14.6 million and the exchange of the remaining 30.6% of the stock of Groupe Novasep SAS for stock in the acquiring subsidiary. As a result of this transaction, the Company owns approximately 79% of the new Groupe Novasep. Management of Groupe Novasep owns the remaining 21%. The Company used cash on hand to finance this transaction.

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

Johnson Matthey Pigments and Dispersions Business

On September 2, 2004 the Company completed the acquisition of the Pigments and Dispersions business of Johnson Matthey Plc. for approximately $50.0 million (including fees and expenses), subject to post-closing adjustments. The acquisition expands the Company’s global color pigments and services’ business specifically within transparent iron oxide pigments and dispersions, color concentrates and complex inorganic color pigments for the surface and wood coatings, plastics, building materials and printing inks markets. The Company utilized the remaining undrawn funds from the term loan portion of its senior credit facilities to finance this transaction.

This acquisition was accounted for using the purchase method of accounting. The Company will complete its research and fair value estimates during the third quarter of 2005. However, significant changes to the preliminary purchase accounting are not expected.

3.     SEGMENT INFORMATION:

Items that cannot be readily attributed to individual segments have been classified as “corporate.” Major Corporate components within the reconciliation of net income (loss) to Adjusted EBITDA (described more fully below) include systems/organization establishment expenses such as outside consulting costs for Sarbanes-Oxley initial documentation, tax benefit resulting from corporate losses, interest expense on external debt, foreign exchange losses or gains, and refinancing expenses related to external debt. Corporate identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing and deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The corporate classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel. These operations are substantially unrelated by nature to businesses currently within the Company’s operating segments.

Summarized financial information for each of the reportable segments is provided in the following table.

					Titanium
	Performance	Specialty		Specialty	Dioxide	Advanced	Groupe
(millions)	Additives	Compounds	Electronics	Chemicals	Pigments	Ceramics	Novasep	Corporate	Consolidated
Three months ended June 30, 2005
Net sales	$190.1	$62.1	$44.9	$219.7	$109.2	$96.4	$95.0	$—	$817.4
Adjusted EBITDA	47.2	7.4	7.0	49.4	22.1	24.1	12.8	(9.5)	160.5

Three months ended June 30, 2004
Net sales	$173.2	$52.5	$41.2	$—	$—	$—	$—	$—	$266.9
Adjusted EBITDA	46.6	8.2	7.4	—	—	—	—	(4.1)	58.1

Six months ended June 30, 2005
Net sales	$349.6	$120.2	$87.7	$439.7	$213.7	$188.3	$187.9	—	$1,587.1
Adjusted EBITDA	81.4	14.7	12.8	92.4	43.0	45.5	23.0	(19.1)	293.7

Six months ended June 30, 2004
Net sales	$312.3	$100.4	$81.6	$—	$—	$—	$—	$—	$494.3
Adjusted EBITDA	78.7	15.0	14.0	—	—	—	—	(8.5)	99.2

					Titanium
	Performance	Specialty		Specialty	Dioxide	Advanced	Groupe
	Additives	Compounds	Electronics	Chemicals	Pigments	Ceramics	Novasep	Corporate (1)	Eliminations (2)	Consolidated
Identifiable assets as of:
June 30, 2005	$972.2	$231.9	$320.8	$1,502.4	$640.0	$678.8	$491.6	$209.5	$(127.0)	$4,920.2
December 31, 2004	$1,014.1	$228.6	$332.7	$1,632.6	$707.4	$750.6	$656.8	$153.7	$(89.9)	$5,386.6

(1) This includes $53.5 million and $65.2 million of assets from the legacy businesses formerly belonging to Dynamit Nobel at June 30, 2005 and December 31, 2004, respectively.

(2) Amounts contained in the “Eliminations” column represent the individual subsidiaries’ retained interest in their cumulative net cash balance (deposits less withdrawals) included in the corporate centralized cash system and within the identifiable assets of the respective segment. These amounts are eliminated as the corporate centralized cash system is included in the Corporate segments identifiable assets.

The summary of segment information above includes “Adjusted EBITDA,” a financial measure used by the chief decision maker, who is the Company’s Chief Executive Officer, to evaluate the operating performance of each segment.

Components of Adjusted EBITDA

The process of refocusing and restructuring the businesses acquired in the KKR Acquisition and establishing the post-acquisition corporate entity, along with the impact of the Dynamit Nobel Acquisition, resulted in a number of charges that have affected Rockwood’s historical results. These charges, along with certain other items, are added to or subtracted from net loss to derive Adjusted EBITDA, as defined below.  The more significant of these items include the following:

•                  Restructuring and Related Charges.  Restructuring charges were recorded during the three and six months ended June 30, 2005, for miscellaneous restructuring activities.

•                  CCA Litigation Defense Costs. Such costs were incurred in connection with litigation defense costs related to the Company’s timber treatment chemicals business line, and specifically its wood protection products based on chromated copper arsenate, or CCA.

•     Systems/Organization Establishment Expenses.   For the three and six months ended June 30, 2005, these expenses related to the integration of the business acquired in the Dynamit Nobel Acquisition, as well as professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002. These expenses are reflected in the “corporate” column when Rockwood’s results are presented on a segment basis.

•                  Cancelled Acquisition and Disposal Costs.  Such costs were incurred in connection with non-consummated acquisitions and dispositions.

•     Inventory write-up reversal. Under SFAS 141, Business Combinations, all inventories acquired in an acquisition must be revalued to “fair value.” In connection with the Groupe Novasep combination, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit of  $0.3 million and $3.1 million for the three and six months ended June 30, 2005, respectively, as the inventory was sold in the normal course of business.

•     Foreign exchange gain (loss).  The Company records foreign exchange gains or losses primarily related to its long-term debt less cash.  These amounts reflect the non-cash translation impact on euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar during the applicable periods.

•     Stamp duty tax.  In June 2004, the Company paid a stamp duty tax of $4.0 million on certain assets transferred to the United

Kingdom in connection with the KKR acquisition.

On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges deemed by our senior management to be non-recurring gains and charges, and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units.  The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement.  The indentures governing the 2011 Notes and the 2014 Notes exclude certain adjustments permitted under the senior credit agreement. Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company’s business segments and reporting units.

The Company uses Adjusted EBITDA on a segment and consolidated basis to assess its operating performance.  In addition, management uses Adjusted EBITDA on a consolidated basis as the most significant criterion in the calculation of performance-based bonuses under its short-term incentive plan and the determination of whether certain performance-based stock options vest.

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

Because the Company views Adjusted EBITDA on both a segment basis and consolidated basis as an operating performance measure, the Company uses net income (loss) as the most comparable GAAP measure.  The following table, which sets forth the applicable component of Adjusted EBITDA, presents a reconciliation of net income (loss) to Adjusted EBITDA on a GAAP basis:

					Titanium
	Performance	Specialty		Specialty	Dioxide	Advanced	Groupe
(millions)	Additives	Compounds	Electronics	Chemicals	Pigments	Ceramics	Novasep	Corporate	Consolidated
Three months ended June 30, 2005
Net income (loss)	$21.4	$3.3	$1.2	$28.5	$1.7	$4.7	$(3.3)	$32.1	$89.6
Income tax provision (benefit)	8.5	2.6	(0.5)	(1.5)	3.1	3.3	3.8	(2.5)	16.8
Interest, net	7.1	—	1.2	9.7	7.8	8.7	3.3	17.9	55.7	(1)
Depreciation and amortization	8.2	1.5	3.2	12.3	9.5	7.3	9.1	0.9	52.0
Restructuring and related charges	0.8	—	2.0	0.6	—	—	—	—	3.4	(2)
CCA litigation defense costs	1.0	—	—	—	—	—	—	0.1	1.1
Systems/organization establishment expenses	—	—	—	—	—	—	—	0.7	0.7
Cancelled acquisition and disposal costs	0.2	—	—	—	—	—	—	0.2	0.4
Inventory write-up reversal	—	—	—	—	—	—	0.3	—	0.3
Foreign exchange (gain) loss	0.1	—	(0.1)	(0.3)	—	0.1	0.3	(58.7)	(58.6)
Minority interest	—	—	—	—	—	—	(0.9)	—	(0.9)
Other	(0.1)	—	—	0.1	—	—	0.2	(0.2)	—

Total Adjusted EBITDA	$47.2	$7.4	$7.0	$49.4	$22.1	$24.1	$12.8	$(9.5)	$160.5

Three months ended June 30, 2004
Net income (loss)	$21.5	$4.6	$0.9	$—	$—	$—	$—	$(16.2)	$10.8
Income tax provision (benefit)	11.0	2.3	—	—	—	—	—	(1.5)	11.8
Interest, net	7.0	(0.1)	1.3	—	—	—	—	4.2	12.4	(1)
Depreciation and amortization	7.0	1.4	5.3	—	—	—	—	0.7	14.4
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.0	1.0
Cancelled acquisition and disposal costs	—	—	—	—	—	—	—	0.1	0.1
Foreign exchange (gain) loss	0.1	—	(0.1)	—	—	—	—	3.6	3.6
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0

Total Adjusted EBITDA	$46.6	$8.2	$7.4	$—	$—	$—	$—	$(4.1)	$58.1

Six months ended June 30, 2005
Net income (loss)	$32.2	$8.6	$1.8	$35.4	$3.6	$7.5	$(6.4)	$49.0	$131.7
Income tax provision (benefit)	14.9	3.3	(0.3)	8.6	4.4	5.0	1.9	3.9	41.7
Interest, net	13.7	(0.1)	2.5	21.8	16.3	18.1	7.8	23.8	103.9	(1)
Depreciation and amortization	16.7	2.9	8.3	24.0	18.7	14.8	18.0	1.8	105.2
Restructuring and related charges	3.2	—	2.0	1.1	—	—	—	—	6.3	(2)
CCA litigation defense costs	1.3	—	—	—	—	—	—	0.2	1.5
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.9	1.9
Cancelled acquisition and disposal costs	0.2	—	—	—	—	—	—	0.4	0.6
Inventory write-up reversal	—	—	—	—	—	—	3.1	—	3.1
Foreign exchange (gain) loss	(0.8)	—	(1.5)	1.5	—	0.1	0.3	(100.1)	(100.5)
Minority interest	—	—	—	—	—	—	(1.7)	—	(1.7)

Total Adjusted EBITDA	$81.4	$14.7	$12.8	$92.4	$43.0	$45.5	$23.0	$(19.1)	$293.7

Six months ended June 30, 2004
Net income (loss)	$31.8	$8.4	$1.6	$—	$—	$—	$—	$(16.0)	$25.8
Income tax provision (benefit)	19.4	4.0	1.2	—	—	—	—	(5.0)	19.6
Interest, net	14.6	(0.2)	2.9	—	—	—	—	11.8	29.1	(1)
Depreciation and amortization	14.1	2.8	10.3	—	—	—	—	1.0	28.2
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.0	1.0
Cancelled acquisition and disposal costs	—	—	—	—	—	—	—	0.1	0.1
Foreign exchange (gain) loss	(1.2)	—	(2.0)	—	—	—	—	(5.4)	(8.6)
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0

Total Adjusted EBITDA	$78.7	$15.0	$14.0	$—	$—	$—	$—	$(8.5)	$99.2

(1) Includes a loss of $1.4 million and a gain of $6.3 million for the three months ended June 30, 2005 and 2004, respectively, and gains of $6.2 million and $8.6 million for the six months ended June 30, 2005 and 2004, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments.

(2) Includes inventory writedowns of $0.5 million recorded in cost of products sold.

4.     INVENTORIES:

Inventories are comprised of the following:

(millions)	June 30, 2005	December 31, 2004
Raw materials and supplies	$137.4	$140.4
Work in process	81.3	81.6
Finished goods	230.5	240.3
Packaging materials	13.2	14.6

	$462.4	$476.9

5.    GOODWILL:

Below are goodwill balances and activity by segment:

					Titanium
	Performance	Specialty		Specialty	Dioxide	Advanced	Groupe
(millions)	Additives	Compounds	Electronics	Chemicals	Pigments	Ceramics	Novasep	Total
Balance, December 31, 2004	$463.8	$115.5	$124.2	$665.5	$172.4	$230.7	$33.8	$1,805.9

Foreign exchange	(15.3)	(4.9)	(2.4)	(82.0)	(18.9)	(25.9)	(3.7)	(153.1)

Reversal of deferred tax valuation allowances	—	—	—	(3.9)	—	(7.2)	—	(11.1)

Post-closing consideration and other related adjustments, net of tax	—	—	—	5.3	2.6	2.9	—	10.8

Restructuring reserves, net of tax	—	—	—	(0.6)	(0.3)	(1.0)	—	(1.9)

Other, net of tax	0.4	—	(0.2)	(0.6)	0.1	0.2	—	(0.1)

Balance, June 30, 2005	$448.9	$110.6	$121.6	$583.7	$155.9	$199.7	$30.1	$1,650.5

6.     OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of June 30, 2005			As of December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(millions)	Amount (a)	Amortization	Net	Amount	Amortization	Net

Patents and other intellectual property	$356.4	$(54.1)	$302.3	$377.3	$(39.4)	$337.9

Trade Names and Trademarks	102.6	(3.9)	98.7	115.0	(1.5)	113.5

Customer Relationships	178.8	(12.8)	166.0	210.5	(6.5)	204.0

Other	7.6	(3.9)	3.7	7.8	(3.1)	4.7
Total	$645.4	$(74.7)	$570.7	$710.6	$(50.5)	$660.1

Amortization of other intangible assets was $12.6 million and $1.6 million for the three months ended June 30, 2005 and 2004, respectively, and $26.7 million and $3.3 million for the six months ended June 30, 2005 and 2004, respectively.

(a) Decrease from December 31, 2004 primarily due to currency effects.

7.     TAXES ON INCOME:

The income tax expense has been computed based on the projected effective rate for the year.  The valuation allowance for U.S. net operating losses established at December 31, 2004 has been reduced by $24.9 million and $38.9 million due to U.S. income generated during the three and six months ended June 30, 2005, respectively. Of this reduction, $2.2 million and $11.1 million for the three and six months ended June 30, 2005, respectively, have been recorded as decreases to goodwill representing the expected utilization of certain net operating losses acquired in the Dynamit Nobel Acquisition. The remaining $22.7 million and $27.8 million have been reflected as reductions in the income tax expense for the three and six months ended June 30, 2005, respectively. The determination of the net operating losses to be utilized is based on a “first-in, first-out” methodology.

8.     EMPLOYEE BENEFIT PLANS:

The following table represents the net periodic benefit costs and related components in accordance with SFAS 132:

	Three months ended		Six months ended
	June 30,		June 30,
(millions)	2005	2004	2005	2004

Service cost	$2.7	$0.4	$5.5	$0.7
Interest cost	5.8	0.7	12.8	1.3
Expected return on plan assets	(2.5)	(0.5)	(5.4)	(0.9)
Net amortization of prior experience losses	0.2	0.2	0.4	0.3
Net periodic benefit cost	$6.2	$0.8	$13.3	$1.4

9.     RESTRUCTURING LIABILITY:

The Company records restructuring liabilities from time to time that represent charges incurred in connection with consolidations and cessations of certain of its operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of write-offs of surplus assets and severance costs. Severance charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

Dynamit Nobel Restructuring and Johnson Matthey Pigments and Dispersions Restructuring

The Company began to assess and formulate specific plans to involuntarily terminate (relocate) certain employees and/or exit certain activities of Dynamit Nobel as of the Dynamit Nobel Acquisition date. This assessment has led to certain restructuring measures being taken by the Company as described below.

The Company closed the former corporate office of Dynamit Nobel located in Troisdorf, Germany in the fourth quarter of 2004. The Company recorded restructuring charges related to this closure including severance costs for 44 general and administrative personnel of the former Dynamit Nobel company, the closure costs on this building and the relocation costs for the remaining 27 employees who were relocated to the Company’s new Frankfurt, Germany location. Also in 2004, as part of the acquisition of the Pigments and Dispersions business of Johnson Matthey, the Company enacted a restructuring program. To date, 40 positions have been eliminated. All of these employees were selling, general and administrative personnel.

2005 Restructuring Actions:

During the first half of 2005, the Company expensed $5.8 million of restructuring charges for miscellaneous restructuring actions, including $1.9 million for the announced closure of the Baulking, United Kingdom facility in the Clay-based Additives business. Also included is  $2.0 million for the announced restructuring of the Wafer Reclaim business. The Company recorded these costs for the closure of facilities (one each in the UK and U.S.) and the severance and related costs for employees and other facility expenses.  The closing of the facilities is anticipated in late 2005 or early 2006. The Company also signed a cooperation agreement to operate its German wafer reclaim facility through an outside party. The Company expects to record additional restructuring expenses in the third and fourth quarters of 2005 as the facility shutdowns progress.

The restructuring reserve consists of:

		Facility
	Severance	Closure	Relocation	Write-
(millions)	Costs	Costs	Costs	downs	Total
Liability balance, December 31, 2004	$20.8	$11.3	$2.6	$—	$34.7
Purchase accounting	0.9	(1.9)	(1.3)	—	(2.3)
Restructuring charge	5.3	0.1	—	0.4	5.8
Utilized in 2005	(10.2)	(2.9)	(1.7)	(0.4)	(15.2)
Foreign exchange and other	0.3	(3.1)	0.8	—	(2.0)

Liability balance, June 30, 2005	$17.1	$3.5	$0.4	$—	$21.0

10.     COMMITMENTS AND CONTINGENCIES:

Legal Proceedings—The Company is involved in various legal proceedings, including commercial, intellectual property, product liability and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these matters in accordance with SFAS 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company’s policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred. Although the Company expects to continue to pay legal fees in connection with certain legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that these actions will have a material effect on the financial condition, results of operations or liquidity of the Company. In accordance with the Company’s policy, reserves in connection with such product liability matters do not individually exceed $350,000 and in the aggregate $1.5 million. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurers, insurance coverage. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. In addition, the Company does not believe that there is any other individual legal proceeding that is likely to have a material adverse affect on its business or financial condition. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

Indemnity Matters—Under the terms of the Business and Share Sale and Purchase Agreement, the Deed of Tax Covenant and the Environmental Deed entered into in connection with the KKR Acquisition, Degussa UK Holdings Ltd., as successor to Laporte Plc, is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing of the KKR Acquisition.

Under the terms of the Sale and Purchase Agreement with mg technologies ag and its subsidiary MG NAH, mg technologies is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing, subject to certain limits and exclusions. Pursuant to these agreements, the Company has various claims for indemnification with Degussa and mg technologies. In addition, the Company may be subject to indemnity claims relating to properties or businesses it divested. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company will not have a material effect on the Company’s financial condition or results of operations.

Safety, Health and Environmental Matters

General

The Company is subject to extensive environmental, health and safety laws in the United States, the European Union and elsewhere at the international, national, state, and local levels. Many of these laws impose requirements relating to clean-up of contamination, and impose liability in the event of damage to human beings, natural resources or property, and provide for substantial fines, injunctions and potential criminal sanctions for violations. The products, including the raw materials handled, are also subject to rigorous industrial hygiene regulations and investigation. The nature of the Company’s operations exposes it to risks of liability for breaches of these laws and regulations as a result of the production, storage, transportation and sale of materials that can cause contamination or personal injury when released into the environment. Environmental laws are subject to change and have tended to become stricter over time. Such changes in environmental laws, or the enactment of new environmental laws, could result in materially increased capital, operating and compliance costs.

Safety, Health and Environmental Systems

The Company is committed to achieving and maintaining compliance with all applicable safety, health and environmental (“SHE”) legal requirements, and the Company’s subsidiaries have developed policies and management systems that are intended to identify the SHE legal requirements applicable to the operations, enhance compliance with such requirements, ensure the safety of the Company’s employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although SHE legal requirements are constantly changing and are often difficult to comply with, these SHE management systems are designed to assist the Company in meeting its compliance goals and minimizing overall risk.

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

Regulatory Developments

In October 2003, the European Commission adopted a proposal for a new European Union framework for chemicals known as the Registration, Evaluation and Authorization of Chemicals, or REACH. While it is uncertain as to whether, when and in what form REACH will be finalized and become law, REACH may eventually significantly expand the European Union’s regulation of chemicals. As currently proposed, REACH would include requirements that certain manufacturers and importers of chemicals register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. As a specialty chemicals company, it is possible that the Company is the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of the Company’s products. The Company estimates it has over 400 products that might be subject to REACH.

Under the European Union Integrated Pollution Prevention and Control Directive (“IPPC”), European Union member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. IPPC requires a consistent application of Best Available Techniques, or BAT, throughout the European Union. Generally, by 2007, facilities located within the European Union must be operating consistent with BAT. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, the Company has submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. The Company expects to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although it is not known with certainty what each IPPC permit will require, the Company believes, based upon its experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to its results of operations, financial position or liquidity.

Remediation Liabilities

Environmental laws have a significant effect on the nature and scope of any clean-up of contamination at current and former operating facilities, the costs of transportation and storage of chemicals and finished products and the costs of the storage and disposal of wastes. In addition, “Superfund” statutes in the United States as well as statutes in other jurisdictions impose strict, joint and several liability for clean-up costs on the entities that generated waste and/or arranged for its disposal at contaminated third party sites, as well as the past and present owners and operators of contaminated sites. All responsible parties may be required to bear some or all clean-up costs regardless of fault, legality of the original disposal or ownership of the disposal site.

Environmental contamination is known to exist at certain of the Company’s present and former facilities, including its facilities located in Turin, Italy, St. Fromond, St. Cheron and Sens, France; Hainhaussen, Troisdorf, Schlebusch, Stadeln, Duisburg, Plochingen, Marktredwitz, Ronnenberg-Empelde and Langelsheim, Germany; Oss, The Netherlands; Kidsgrove, and Barrow, U.K.; Boksburg East, South Africa; Pratteln, Switzerland and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada and La Mirada, California. Soil contamination is also known to exist at the Company’s facilities at Freeport, Texas, Chasse-sur-Rhone, France and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport. The Company is currently operating groundwater remediation systems at its Hainhaussen, Valdosta, and Silver Peak facilities. The Company also operates ground water remediation systems at its Schlebusch, Plochingen, Marktredwitz, Stadeln, Troisdorf, and Laurens facilities, for which prior owners or insurers have assumed responsibility and a soil remediation project at the Company’s facility in St. Cheron, and the Company continues to monitor groundwater at the Beltsville facility, which was previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond and Barrow facilities due to prior spills and at the Harrisburg facility due to a landfill closure. The Company is also required to monitor groundwater quality at its facilities at Mourenx, France and New Johnsonville, Tennessee. The Company believes that additional environmental studies, and possibly environmental remediations, will be required at the Turin and Harrisburg facilities. The Company is also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Pratteln, Langelsheim, Troisdorf and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities such as a former disposal site in Laurel, Maryland, the Company is responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; contamination at a closed Chemetall Oakite facility in Houston, Texas, contamination at a former Chemetall Foote facility in Sunbright, Virginia, contribution towards the clean-up of three industrial landfills in the Basel, Switzerland area, groundwater remediation at Stadeln and former sites operated by Dynamit Nobel’s previously divested explosives business. The Company is also a de minimis participant in several Superfund matters.

Although the Company cannot provide assurances in this regard, the Company does not believe that these issues will have a material adverse effect on its business or financial condition, but may have a material adverse effect on the results of operations or cash flows in any given quarterly or annual reporting period. Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of the Company’s and the Company’s predecessor’s former and present properties and/or at sites it and its predecessor disposed wastes could expose the Company to cleanup obligations and other damages in the future.

Government Enforcement Proceedings and Civil Litigation

During the course of the Company’s business, the Company may receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable SHE laws. Currently, the Company is party to a consent order with the Metropolitan Sewer District (“MSD”) in Saint Louis, Missouri to reduce ammonia concentrations in wastewater discharge to a city treatment plant. The entry into the consent order resulted from violations of its wastewater discharge permit. The order is presently stayed pending MSD’s negotiation of its own National Pollution Discharge Elimination System permit with the State of Missouri. Although the Company may be required to make capital expenditures in connection with this matter, it does not believe that this issue will have a material adverse effect on its business or financial condition.

Environmental Indemnities

Pursuant to the environmental deed entered into in connection with the KKR acquisition, Degussa, as successor to Laporte, is required to indemnify the Company and its subsidiaries for certain environmental matters that relate to the business as conducted prior to the closing of the KKR acquisition. The environmental deed provides that Degussa will indemnify the Company and its subsidiaries for claims for which notice is given within a period of two years for breaches of representations and warranties, which expired in 2002, and five years, which expires in September 2005, for claims related to the contamination of the Company’s properties or its subsidiaries’ properties (inclusive of contamination which leaks or escapes from the Company’s properties or its subsidiaries’ properties). These indemnity obligations are subject to a minimum per matter loss of $0.2 million and are further subject to a $5.0 million deductible for the indemnity to be available. In addition, the environmental deed provides that Degussa will indemnify Rockwood and its subsidiaries for claims relating to properties that were formerly owned, occupied or used as of November 20, 2000, as well as properties owned by third parties (inclusive of disposal of waste and certain other identified issues prior to November 20, 2000). The environmental deed provides that in this instance, Degussa will be responsible for reasonable costs and expenses incurred.

In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies ag and its subsidiary, MG North America Holdings Inc., are required to indemnify Rockwood and its subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of the Company or its subsidiaries’ properties, if notified within ten years. If mg technologies and MG North America Holdings’ responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten. mg technologies and MG North America Holdings are also obligated to indemnify the Company for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of Dynamit Nobel Acquisition, if notified within ten years. In addition, mg technologies and MG North America Holdings are obligated to indemnify the Company for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum per-claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 ($0.1 million and $0.9 million) depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, mg technologies and MG North America Holdings are obligated to indemnify the Company for certain environmental risks arising from certain “shared site” structures for a duration of ten years. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

In the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that mg technologies, MG North America Holdings, Degussa or any other party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce its rights under the indemnities. In addition, the Company may be required to make indemnity payments in connection with certain environmental matters. However, the Company does not believe that resolution of the known environmental matters subject to indemnification obligations owed to it or by it will have a material adverse effect on the Company’s business or financial condition, but may have a material adverse effect on the results of operations or cash flow in any given quarterly or annual reporting period.

Environmental Reserves

The Company has established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. The Company’s liability estimates are based upon available facts, existing technology, past experience and, in some instances where the remediation costs are being paid directly by the Company’s insurers, insurance recoveries, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company accrued approximately $48.1 million and $51.9 million for known environmental liabilities as of June 30, 2005 and December 31, 2004, respectively, all of which are classified as other non-current liabilities on the Company’s consolidated balance sheets for such periods. Included in the $48.1 million and $51.9 million as of June 30, 2005 and December 31, 2004 is €6.5 million ($7.9 million using the June 30, 2005 exchange rate) that is discounted using 5.0% discount rate (undiscounted amount equals $12.1 million), and €2.4 million ($2.9 million) that is discounted using 5.5% discount rate (undiscounted amount equals $4.6 million). In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years.

The Company believes these accruals are adequate based on currently available information. The Company may incur losses in excess of the amounts accrued; however, based on currently available information the Company does not believe the additional amount of potential losses would have a material effect on the Company’s results of operations or financial condition, but may have a material adverse effect on the results of operations or cash flow in any given quarterly or annual reporting period. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available.

The Company is obligated to undertake soil remediation at two facilities in Europe in the event manufacturing operations are discontinued there at some future date. The Company does not contemplate any such action occurring in the foreseeable future, as these facilities’ remaining lives are indefinite. Given the indeterminate useful life of these facilities and the corresponding indeterminate settlement date of any soil remediation obligations, the Company does not have sufficient information to estimate a range of potential settlement dates for the obligations. Consequently, the Company cannot employ a present value technique to estimate fair value and, accordingly, it has not accrued for any related costs.

The Company believes these environmental matters will not have a material adverse effect on its business or financial condition. However, these matters may have a material adverse effect on its results of operations or cash flows in any given quarterly or annual reporting period.

11. CONSOLIDATING FINANCIAL INFORMATION:

The Company issued $375.0 million principal amount of 10.625% senior subordinated notes due May 15, 2011 (“the 2011 Notes”) in July 2003.  In November 2004 the Company issued €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due November 15, 2014 (“the 2014 Notes”).

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
NET SALES	$—	$240.5	$576.9	$817.4
COST OF PRODUCTS SOLD	—	168.2	386.2	554.4
GROSS PROFIT	—	72.3	190.7	263.0
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	0.1	40.6	116.8	157.5
RESTRUCTURING CHARGE, net	—	—	2.9	2.9
OPERATING INCOME	(0.1)	31.7	71.0	102.6
OTHER INCOME (EXPENSES):
Intergroup interest, net	37.0	(10.8)	(26.2)	—
Interest, net	(49.3)	(0.2)	(6.2)	(55.7)
Intergroup other, net	—	(1.0)	1.0	—
Foreign exchange gain, net	55.8	0.4	2.4	58.6
Net	43.5	(11.6)	(29.0)	2.9
INCOME BEFORE TAXES AND MINORITY INTEREST	43.4	20.1	42.0	105.5
INCOME TAX PROVISION	(7.4)	3.5	20.7	16.8
NET INCOME BEFORE MINORITY
INTEREST	50.8	16.6	21.3	88.7
MINORITY INTEREST	—	—	0.9	0.9
NET INCOME	$50.8	$16.6	$22.2	$89.6

ROCKWOOD SPECIALTIES GROUP INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
NET SALES	$—	$183.1	$83.8	$266.9
COST OF PRODUCTS SOLD	—	124.5	63.8	188.3
GROSS PROFIT	—	58.6	20.0	78.6
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	0.1	24.4	11.4	35.9
OPERATING INCOME	(0.1)	34.2	8.6	42.7
OTHER INCOME (EXPENSES):
Intergroup interest, net	13.5	(12.6)	(0.9)	—
Interest, net	(9.8)	(0.4)	(2.3)	(12.5)
Intergroup other, net	—	(0.8)	0.8	—
Foreign exchange loss, net	(2.9)	—	(0.7)	(3.6)
Other, net	—	—	(4.0)	(4.0)
Net	0.8	(13.8)	(7.1)	(20.1)
INCOME BEFORE TAXES AND MINORITY INTEREST	0.7	20.4	1.5	22.6
INCOME TAX PROVISION	0.3	8.2	3.3	11.8
NET INCOME BEFORE MINORITY
INTEREST	0.4	12.2	(1.8)	10.8
MINORITY INTEREST	—	—	—	—
NET INCOME (LOSS)	$0.4	$12.2	$(1.8)	$10.8

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2005

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
NET SALES	$—	$452.4	$1,134.7	$1,587.1
COST OF PRODUCTS SOLD	—	320.4	778.1	1,098.5
GROSS PROFIT	—	132.0	356.6	488.6
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	0.1	80.0	227.6	307.7
RESTRUCTURING CHARGE, net	—	—	5.8	5.8
OPERATING INCOME	(0.1)	52.0	123.2	175.1
OTHER INCOME (EXPENSES):
Intergroup interest, net	73.8	(21.4)	(52.4)	—
Interest, net	(89.6)	(0.4)	(13.9)	(103.9)
Intergroup other, net	—	(1.8)	1.8	—
Foreign exchange gain, net	93.1	0.4	7.0	100.5
Net	77.3	(23.2)	(57.5)	(3.4)
INCOME BEFORE TAXES AND MINORITY INTEREST	77.2	28.8	65.7	171.7
INCOME TAX PROVISION (BENEFIT)	(0.7)	11.4	31.0	41.7
NET INCOME BEFORE MINORITY
INTEREST	77.9	17.4	34.7	130.0
MINORITY INTEREST	—	—	1.7	1.7
NET INCOME	$77.9	$17.4	$36.4	$131.7

ROCKWOOD SPECIALTIES GROUP INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
NET SALES	$—	$331.4	$162.9	$494.3
COST OF PRODUCTS SOLD	—	227.6	125.7	353.3
GROSS PROFIT	—	103.8	37.2	141.0
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	0.1	48.0	23.0	71.1
OPERATING INCOME	(0.1)	55.8	14.2	69.9
OTHER INCOME (EXPENSES):
Intergroup interest, net	27.8	(26.0)	(1.8)	—
Interest, net	(23.3)	(0.6)	(5.2)	(29.1)
Intergroup other, net	—	(0.9)	0.9	—
Foreign exchange (loss) gain, net	(3.0)	(0.1)	11.7	8.6
Other, net	—	—	(4.0)	(4.0)
Net	1.5	(27.6)	1.6	(24.5)
INCOME BEFORE TAXES AND MINORITY INTEREST	1.4	28.2	15.8	45.4
INCOME TAX PROVISION	0.6	11.7	7.3	19.6
NET INCOME BEFORE MINORITY
INTEREST	0.8	16.5	8.5	25.8
MINORITY INTEREST	—	—	—	—
NET INCOME	$0.8	$16.5	$8.5	$25.8

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
June 30, 2005
(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55.1	$(33.9)	$60.8	$—	$82.0
Accounts receivable, net	—	123.1	368.6	—	491.7
Inventories	—	94.0	368.4	—	462.4
Deferred income taxes	(4.9)	18.2	25.4	—	38.7
Prepaid expenses and other current assets	—	4.2	56.9	—	61.1
Total current assets	50.2	205.6	880.1	—	1,135.9
PROPERTY, PLANT AND EQUIPMENT, net	—	233.5	1,207.1	—	1,440.6
INVESTMENT IN SUBSIDIARIES	1,756.6	83.0	(0.1)	(1,839.5)	—
GOODWILL	—	323.6	1,326.9	—	1,650.5
INTERGROUP RECEIVABLE	1,735.5	763.2	4,418.9	(6,917.6)	—
OTHER INTANGIBLE ASSETS, net	—	26.5	544.2	—	570.7
DEFERRED DEBT ISSUANCE COSTS, net	3.4	13.7	46.5	—	63.6
OTHER ASSETS	12.2	6.2	40.5	—	58.9
TOTAL ASSETS	$3,557.9	$1,655.3	$8,464.1	$(8,757.1)	$4,920.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$79.4	$210.7	$—	$290.1
Income taxes payable	(1.4)	(0.4)	21.7	—	19.9
Accrued compensation	—	11.5	68.7	—	80.2
Accrued expenses and other current liabilities	30.4	24.3	161.3	—	216.0
Long-term debt, current portion	17.1	—	48.0	—	65.1
Total current liabilities	46.1	114.8	510.4	—	671.3
LONG-TERM DEBT	2,536.9	—	360.3	—	2,897.2
PENSION AND RELATED LIABILITIES	—	15.5	326.1	—	341.6
INTERGROUP PAYABLE	80.0	1,074.0	5,763.6	(6,917.6)	—
DEFERRED INCOME TAXES	(35.0)	48.6	47.9	—	61.5
OTHER LIABILITIES	6.5	19.0	111.6	—	137.1
Total liabilities	2,634.5	1,271.9	7,119.9	(6,917.6)	4,108.7

MINORITY INTEREST	—	—	26.2	—	26.2

STOCKHOLDERS’ EQUITY:
Common stock	—	285.1	70.2	(355.3)	—
Paid-in capital	889.3	244.3	1,229.3	(1,484.2)	878.7
Accumulated other comprehensive income	40.1	0.4	83.7	—	124.2
Accumulated deficit	(6.0)	(146.4)	(65.2)	—	(217.6)
Total stockholders’ equity	923.4	383.4	1,318.0	(1,839.5)	785.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,557.9	$1,655.3	$8,464.1	$(8,757.1)	$4,920.2

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004
(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79.1	$48.2	$(15.9)	$—	$111.4
Accounts receivable, net	—	112.4	388.5	—	500.9
Inventories	—	84.2	392.7	—	476.9
Deferred income taxes	(4.9)	16.9	20.5	—	32.5
Prepaid expenses and other current assets	0.1	7.6	104.3	—	112.0
Total current assets	74.3	269.3	890.1	—	1,233.7
PROPERTY, PLANT AND EQUIPMENT, net	—	196.7	1,370.1	—	1,566.8
INVESTMENT IN SUBSIDIARIES	1,756.1	83.0	—	(1,839.1)	—
GOODWILL	—	347.9	1,458.0	—	1,805.9
INTERGROUP RECEIVABLE	1,880.6	782.0	5,334.5	(7,997.1)	—
OTHER INTANGIBLE ASSETS, net	—	52.3	607.8	—	660.1
DEFERRED DEBT ISSUANCE COSTS, net	3.7	7.8	62.3	—	73.8
OTHER ASSETS	1.0	2.3	43.0	—	46.3
TOTAL ASSETS	$3,715.7	$1,741.3	$9,765.8	$(9,836.2)	$5,386.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$66.7	$259.4	$—	$326.1
Income taxes payable	(1.4)	1.6	19.2	—	19.4
Accrued compensation	—	20.3	64.2	—	84.5
Accrued expenses and other current liabilities	22.3	41.2	197.8	—	261.3
Long-term debt, current portion	7.6	—	39.6	—	47.2
Total current liabilities	28.5	129.8	580.2	—	738.5
LONG-TERM DEBT	2,648.9	—	428.0	—	3,076.9
PENSION AND RELATED LIABILITIES	—	12.3	362.7	—	375.0
INTERGROUP PAYABLE	78.5	1,252.3	6,666.3	(7,997.1)	—
DEFERRED INCOME TAXES	(34.3)	47.9	28.2	—	41.8
OTHER LIABILITIES	33.4	18.2	167.6	—	219.2
Total liabilities	2,755.0	1,460.5	8,233.0	(7,997.1)	4,451.4

MINORITY INTEREST	—	—	31.2	—	31.2

STOCKHOLDERS’ EQUITY:
Common stock	—	285.3	70.0	(355.3)	—
Paid-in capital	889.3	146.3	1,327.1	(1,483.8)	878.9
Accumulated other comprehensive income	155.3	13.1	206.0	—	374.4
Accumulated deficit	(83.9)	(163.9)	(101.5)	—	(349.3)
Total stockholders’ equity	960.7	280.8	1,501.6	(1,839.1)	904.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,715.7	$1,741.3	$9,765.8	$(9,836.2)	$5,386.6

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005
(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77.9	$17.4	$36.4	$131.7
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	14.7	90.5	105.2
Amortization of deferred financing costs	0.3	1.1	3.3	4.7
Minority Interest	—	—	(1.7)	(1.7)
Foreign exchange gain	(93.1)	—	(7.4)	(100.5)
Fair value adjustments of derivatives	(2.9)	—	(3.3)	(6.2)
Bad debt provision	—	0.1	0.7	0.8
Deferred income taxes	(0.7)	11.0	10.7	21.0
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(6.3)	(22.5)	(28.8)
Inventories	—	(9.7)	(14.6)	(24.3)
Prepaid expenses and other assets	0.1	(3.0)	(10.4)	(13.3)
Accounts payable	—	12.7	16.7	29.4
Income taxes payable	—	(0.7)	3.8	3.1
Accrued expenses and other liabilities	1.2	(110.9)	51.7	(58.0)
Net cash (used in) provided by operating activities	(17.2)	(73.6)	153.9	63.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, excluding capital leases	—	(8.5)	(68.3)	(76.8)
Proceeds on sale of property, plant and equipment	—	—	0.2	0.2
Net cash used in investing activities	—	(8.5)	(68.1)	(76.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	(0.5)	—	0.5	—
Proceeds from senior secured revolving credit facility	302.0	—	—	302.0
Repayment of senior secured revolving credit facility	(302.0)	—	—	(302.0)
Payments on long-term debt	—	—	(15.6)	(15.6)
Net cash used in financing activities	(0.5)	—	(15.1)	(15.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6.3)	—	6.0	(0.3)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24.0)	(82.1)	76.7	(29.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79.1	48.2	(15.9)	111.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$55.1	$(33.9)	$60.8	$82.0

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004
(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$0.8	$16.5	$8.5	$25.8
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	11.8	16.4	28.2
Amortization of deferred financing costs	0.1	0.6	0.2	0.9
Foreign exchange loss (gain)	3.0	—	(11.6)	(8.6)
Fair value adjustments of derivatives	(6.7)	—	(1.9)	(8.6)
Bad debt provision	—	0.9	—	0.9
Deferred income taxes	0.6	11.7	—	12.3
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(13.7)	(9.9)	(23.6)
Inventories	—	1.0	(1.2)	(0.2)
Prepaid expenses and other assets	(0.3)	—	(0.1)	(0.4)
Accounts payable	—	6.8	4.9	11.7
Income taxes payable	—	(1.5)	3.3	1.8
Accrued expenses and other liabilities	19.0	(16.7)	2.2	4.5
Net cash provided by operating activities	16.5	17.4	10.8	44.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(7.0)	(6.3)	(13.3)
Net cash used in investing activities	—	(7.0)	(6.3)	(13.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1.3)	—	(3.2)	(4.5)
Net cash used in financing activities	(1.3)	—	(3.2)	(4.5)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(1.3)	(1.3)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	15.2	10.4	—	25.6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	(43.2)	79.2	6.7	42.7
CASH AND CASH EQUIVALENTS, END OF PERIOD	$(28.0)	$89.6	$6.7	$68.3

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to the Dynamit Nobel Acquisition consummated on July 31, 2004. In connection with the Dynamit Nobel Acquisition, we entered into new financing arrangements and significantly altered our capital structure. The historical financial information of Rockwood during the periods prior to the Dynamit Nobel Acquisition included in this Quarterly Report does not reflect the significant impact the Dynamit Nobel Acquisition has had and will have on us. The results of operations for the three and six months ended June 30, 2005 include the results of the businesses acquired in the Dynamit Nobel Acquisition.

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties. See description of Forward-Looking Statements at the end of this Management Discussion and Analysis section and a discussion of risk factors in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2004.  You should read the following discussion and analysis and our consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report. Amounts may not recalculate due to rounding differences.

Given the significance of the Dynamit Nobel Acquisition,  we have included a limited discussion of the results of our operations on a pro forma basis as if the Dynamit Nobel Acquisition had taken place at January 1, 2004.  See “—Results of Operations— Pro Forma Net Sales, Net Income (Loss) and Adjusted EBITDA” below. The results of operations on a pro forma basis also assume the pigments and dispersions acquisition and the Groupe Novasep combination had also taken place at January 1, 2004.

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

We financed the Dynamit Nobel Acquisition primarily through the proceeds of net equity investments in Holdings of $404.0 million from KKR and DLJMB, term loans of approximately $1,454.2 million and a senior subordinated loan facility of approximately $854.5 million, as described in detail under “Liquidity and Capital Resources” below. Also, we refinanced significant portions of this indebtedness with indebtedness bearing lower interest rates. Nonetheless, as a result of the Dynamit Nobel Acquisition, our interest expense currently is, and will continue to be, higher than it was prior to the Dynamit Nobel Acquisition.

We are focused on increasing sales, improving productivity, reducing costs, expanding margins and reducing debt. In connection with this focus, since the KKR acquisition, among other things:

•                  we reduced overhead costs and eliminated management redundancies. We have implemented plans to cut costs, reduce overhead and eliminate duplicative positions in the acquired Dynamit Nobel businesses and the acquired pigments and dispersions business of Johnson Matthey Plc. For example, we closed the former headquarters of Dynamit Nobel in Troisdorf, Germany and the New Lebanon, New York manufacturing facility of our Advanced Ceramics segment and implemented other restructuring measures at our Specialty Chemicals and Groupe Novasep segments. In addition, we eliminated 40 positions in connection with the acquisition of the pigments and dispersions business;

•                  we reduced our net working capital as a percentage of net sales by implementing more effective systems to monitor working capital, augmenting further our “just-in-time” inventory management and creating incentives for managers to focus on working capital management; and

•                  we implemented stringent controls to help ensure that maintenance capital expenditures are appropriate and that expansion capital is in line with both capacity and market demands. We closely monitor capital expenditures in all of our segments.

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

Performance Additives

•                  During 2004 and in the first half of 2005, a general economic improvement resulted in improved sales by our Performance Additives segment.

•                  The continued growth in demand in certain North American end-use markets, such as construction, has favorably impacted our Color Pigments and Services and Timber Treatment Chemicals businesses. In particular, a continuing trend towards the increased use of colored concrete products in the North American construction market has had a positive effect on our Color Pigments and Services business line. Timber Treatment Chemicals also benefited from high levels of activity in home improvement areas. However, growth in demand for treated wood has been negatively impacted by the increasing use of wood substitutes and poor weather during the first half of 2005 in many regions.

•                  Demand in certain European end-use markets over the last few years has slowed. This affected sales of Color Pigments and Services in the construction market, particularly in Germany, and, in certain regions, sales of Clay-based Additives in the coatings and paint markets. Demand in Europe improved in the second half of 2004 but we have experienced a decrease in European construction volumes in our Color Pigments and Services business in 2005.

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

•                  Raw material costs increased in general in the Performance Additives segment in 2004 and continue to trend upward in 2005, particularly in the Timber Treatment Chemicals and Color Pigments and Services businesses. Increased raw material costs for copper and mono-ethanolamine, primary components in the ACQ production process, are expected to continue to increase in the near future. The ability to continue to pass on some or all of these increases is uncertain.

Specialty Compounds

•                  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Sales of these products improved moderately in the second half of 2004 and continued to experience gains in the first half of 2005.

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

•                  Raw material costs increased in the Specialty Compounds segment during 2004 and continue to trend upward in 2005. This is particularly true with respect to PVC resin and plasticizers prices, primary components in the production of wire and cable products. Also, the price of ammonium octamolybdate, another key raw material used in the production of wire and cable products, has increased in 2005 and we expect this trend to continue. The ability to pass on some or all of these increases is uncertain.

Electronics

•                  Demand for our Electronics products generally follows the activity levels of semiconductor and printed circuit board manufacturers. The global semiconductor and printed circuit board markets are cyclical in nature. Market conditions generally improved during 2004, resulting in higher volumes in 2004 as compared to 2003. General electronic market conditions slowed down in the fourth quarter of 2004 and in early 2005. However, the semiconductor industry is now predicting growth over 2004, largely in Asia.

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

Specialty Chemicals

•                  Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aircraft industries. During 2004, less favorable global market conditions in the automotive and aircraft industries were offset by more favorable conditions in the steel industry. Despite the less favorable automotive conditions, we have been able to sustain sales growth due to market penetration.  In 2005, we have benefited from an improved automotive and aerospace market.

•                  Demand for our lithium products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven in part by demand of lithium carbonate in industrial applications, the aluminum business, battery products and higher general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Market conditions for lithium products in the industries served were stable in 2004. Through the second quarter of 2005, we have experienced price increases related to a key raw material used in producing metal sulfides. Pricing for lithium products is very competitive, particularly in the butyllithium market.

•                  Both the Surface Treatment and Fine Chemicals businesses have a diversified base of customers and end use markets and are well positioned to take advantage of growth opportunities.

Titanium Dioxide Pigments

•                  Demand for our titanium dioxide products in anatase form is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile form and our functional additives is driven by demand in the coatings, paper and plastics industries. Volumes sold of our titanium dioxide products in anatase form increased from mid-2002 through 2004. Volumes sold of our titanium dioxide products in rutile form remained flat in 2004. We have experienced a decrease in volume in our titanium dioxide business line in 2005 due, in part, to the lower cost of cotton, which has negatively affected demand for synthetic fibers and in turn our products.

•                  During 2004 and continuing into 2005, we experienced pricing pressure in Europe from global suppliers and in Asia from Chinese suppliers related to titanium dioxide products in anatase form.  We also experienced pricing pressures on our titanium products in rutile form.

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

•                  Beginning in 2003, the markets for our electronic products stabilized, although we experienced less demand as a result of the shift in the market focus to Asia. We have experienced some pricing pressure in our electronic products business in 2005. Similarly, sales of ceramic products for use in cutting tool products and mechanical applications have been negatively impacted by strong pricing pressure from Asian competitors in 2003 and 2004. We also experienced lower market growth as these applications are for more mature industries.

Groupe Novasep

•                  Demand for our custom synthesis chemistries and processes depend to a large extent on the pipeline and lifecycles of pharmaceutical products. The decrease of annual FDA approvals in recent years reflects the slowdown of the development of new molecules in the life-sciences industry. In addition, the average development time of a new drug has increased in recent years, despite pharmaceutical manufacturers’ attempts to decrease this development period. Further, merger and acquisition activity in the pharmaceutical industry and overcapacity in the custom synthesis industry has adversely affected the demand for and prices of our products. We also expect demand to be adversely affected by the migration of certain manufacturing processes to China. This trend toward lower demand has been partially offset in recent years, however, by increased demand for pharmaceuticals caused by a growing population worldwide and an aging population in the United States.

Global Exposure

We operate a geographically diverse business. Of our 2004 pro forma net sales, 50% were shipments to Europe, 34% to North America (predominantly the United States) and 16% to the rest of the world.

We estimate that we sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 100 manufacturing facilities in 25 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability.

Our sales and production costs are mainly denominated in U.S. dollars or euros. Therefore, our results of operations and financial condition have been historically impacted primarily by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the three and six month periods ended June 30, 2005, net sales, gross profit and operating income increased compared to the same periods in 2004 due to the strengthening of the euro against the U.S. dollar. The euro was weaker at June 30, 2005 compared to December 31, 2004, which in turn has had a positive impact on the “foreign exchange gain (loss), net” component of “other income (expenses)” as a result of our euro-denominated debt being remeasured into U.S. dollars. Historically, however, our pro forma operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions, particularly in our Groupe Novasep segment.

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

Energy Costs

In 2004, energy purchases represented approximately 4% of Rockwood’s historical cost of products sold and 5% of Dynamit Nobel’s historical cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. In 2004, natural gas prices were volatile in North America and have continued to increase through the second quarter of 2005. Energy cost increases have been mainly due to global political conditions and extreme weather conditions. In contrast, natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable.

Income Taxes

As of June 30, 2005, we have global tax loss carryforwards (excluding state and local amounts) of approximately $352.5 million, of which $199.8 million expire in years 2008 through 2025 and $152.7 million have no current expiration date. For financial reporting purposes, a valuation allowance has been recognized to reduce the deferred tax assets related to certain tax loss carryforwards for which it is more likely than not that the related tax benefits will not be realized. Our net deferred tax assets include certain amounts of tax loss carryforwards as well as certain tax deductible temporary differences which we believe are realizable through a combination of forecasted future taxable income, reversal of deferred tax liabilities and anticipated tax planning strategies. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining recorded net deferred tax assets.

Based on the U.S. income generated in the first half of 2005, $38.9 million of the valuation allowance has been reversed. $11.1 million of the reversal related to the anticipated utilization of acquired net operating losses has been recorded as a reduction to goodwill.  The remaining reduction in the valuation allowance of $27.8 million has been reflected as a reduction in income tax expense.

Acquisitions

Since February 2002, pursuant to our business strategy of achieving profitable growth through selective acquisitions, we have acquired seven businesses at purchase prices ranging from approximately $3.0 million (a Canadian color pigments asset acquisition by our Performance Additives segment) to $2,290.3 million, including net debt assumed, (the four businesses of Dynamit Nobel); and combined the three business lines of our Custom Synthesis segment (now known as Groupe Novasep segment) with the acquired businesses of Groupe Novasep SAS.

We accounted for the Dynamit Nobel Acquisition using the purchase method of accounting. We have allocated the total purchase price to the assets acquired and liabilities assumed of Dynamit Nobel based on management’s estimates of their fair values. We retained independent valuation specialists to assist in the determination of fair value of a significant portion of these assets, including property, plant and equipment and identified intangible assets. The consolidated statements of operations for the three and six months ended June 30, 2005 reflect the results of the acquired businesses of Dynamit Nobel. See Item 1 – Financial Statements (Unaudited) - Note 2 - Acquisitions, Note 5 - Goodwill and Note 6 - Other Intangible Assets.

We believe the allocation of the purchase price to the identifiable assets acquired is complete. On July 6, 2005, we paid $16.1 million of additional cash purchase price consideration (based on the July 6, 2005 exchange rate of €1.00 = $1.1927) in post-closing adjustments.

The excess of the total purchase price over the fair value of the net assets acquired at closing has been allocated to goodwill and this indefinite-lived asset is subject to annual impairment review. Based on the allocation of the total purchase price, goodwill in the transaction totaled $944.8 million as of the acquisition date.

In December 2004, we completed a combination (total purchase price of approximately $139.7 million including assumed debt of $48.6 million; cash purchase price including fees and acquisition costs of  $74.5 million; and the shares contributed to the management of the new combined company valued at $31.2 million less cash acquired of $14.6 million) of the three business lines of our Custom Synthesis segment (now known as our Groupe Novasep segment) with Groupe Novasep SAS, or Groupe Novasep. As a result of the combination, we own approximately 79% of the combined new Groupe Novasep. We believe this combination strengthens this segment by joining together Groupe Novasep’s proprietary separation technologies with our capabilities of developing and manufacturing advanced intermediates and active ingredients for the pharmaceutical and performance chemical industries, which we expect will position us better in this highly competitive market.

We accounted for the Groupe Novasep combination using the purchase method of accounting. We have allocated the total estimated purchase price to the assets acquired and liabilities assumed of Groupe Novasep SAS. We have not finalized the estimated fair value of the assets acquired and liabilities assumed although values of inventory, identified intangible assets, and property, plant and equipment are completed. We expect to complete our research and fair value estimates on remaining purchase price components by the third quarter of 2005. The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill and this indefinite lived asset is subject to annual impairment review. Based on the preliminary allocation of the total estimated purchase price, goodwill in the transaction totaled $33.8 million as of the combination date. This amount may change at a subsequent date when we finalize the purchase accounting for the Groupe Novasep combination. The consolidated statements of operations for the three months and six months ended June 30, 2005 reflect the results of Groupe Novasep. See Item 1 – Financial Statements (Unaudited)  Note 2 - Acquisitions, Note 5 - Goodwill and Note 6 - Other Intangible Assets.

Special Charges

During the periods presented, we have incurred certain special charges, substantially in connection with the process of refocusing and restructuring the historic Rockwood businesses after the completion of the KKR acquisition and the establishment of the post-acquisition corporate entity that incorporates the four business segments acquired in the Dynamit Nobel Acquisition. These items include the following:

•                  Non-recurring charges/gains:

•   Systems/organization establishment expenses: In the three and six months ended June 30, 2005 respectively, these expenses primarily related to professional fees for the initial implementation of systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002. We have previously estimated non-recurring costs of approximately $1.9 million remaining to complete initial Sarbanes-Oxley compliance. However, this estimate was prepared based on our original compliance timetable of the year ending December 31, 2005. Given the recent extension of the compliance deadline until the year ended December 31, 2006, and the expectations articulated in SEC Release 33-8545 that announced this extension, we are reevaluating the scope and estimated cost of our documentation and initial compliance plan.

•   Inventory write-up reversal: Under Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations, all inventories acquired in an acquisition must be revalued to “fair value.” In connection with the Groupe Novasep combination, we allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit of $0.3 million and $3.1 million for the three and six months ended June 30, 2005, respectively, as the inventory was sold in the normal course of business.

•   Stamp duty tax:  In June 2004, we paid a stamp duty tax of $4.0 million on certain assets transferred to the United Kingdom in connection with the KKR acquisition.

•   Cancelled acquisition and disposition costs:  We incurred cancelled acquisition and disposition costs in connection with non-consummated acquisitions and dispositions.

•                  Other special gains/charges:

•   Restructuring charges: Charges of $3.4 million and $6.3 million for the three and six months ended June 30, 2005, respectively were recorded for restructuring and related charges including $0.5 million of charges recorded in cost of products sold in the statements of operations for these periods.

•   CCA litigation defense costs: During the three and six months ended June 30, 2005, we incurred $1.1 million and $1.5 million, respectively, in connection with litigation defense costs related to our Timber Treatment Chemicals business of our Performance Additives segment.

•   Foreign exchange gain/(losses): During the periods presented, we have recorded foreign exchange gains/(losses) primarily related to our long-term debt. These amounts reflect $58.6 million and ($3.6 million) during the three months ended June 30, 2005 and 2004, respectively and $100.5 million and $8.6 million during the six months ended June 30, 2005 and 2004, respectively, primarily for the non-cash translation impact on our euro-denominated debt resulting from the weakening (strengthening) of the euro against the U.S. dollar during these periods.

Special Note Regarding Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. From time to time in this management’s discussion and analysis, we disclose non-GAAP financial measures, primarily Adjusted EBITDA, as defined below.

Definition of Adjusted EBITDA

All presentations of consolidated Adjusted EBITDA contained in this report are calculated using the definition set forth in the senior secured credit agreement.  Adjusted EBITDA, which is referred to under the senior secured credit agreement as “Consolidated EBITDA,” is defined in the senior secured credit agreement as consolidated earnings (which, as defined in the senior secured credit agreement, equals income (loss) before the deduction of income taxes of Rockwood Specialties Group, Inc. and the Restricted Subsidiaries (as such term is defined in the senior secured credit agreement), excluding extraordinary items) plus:

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

Management’s Uses

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

We also use Adjusted EBITDA on a segment basis as the primary measure used by our chief operating decision maker to evaluate the ongoing performance of our business segments and reporting units. On a segment basis, we define Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges determined by our senior management to be non-recurring gains and charges and certain items deemed by our senior management to have little or no bearing on the day-to-day operating performance of our business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement.

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

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in —Reconciliation of Pro Forma Net Income (Loss) to Pro Forma Adjusted EBITDA for the Three Months Ended and Six Months June 30, 2004), including as a percentage of net sales, for the periods presented. See Note 3 to our unaudited condensed financial statements included in Item 1, Financial Statements (Unaudited), for segment information and reconciliation to consolidated net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2005	2004	2005	2004
Statement of operations data:
Net sales:
Performance Additives	$190.1	$173.2	$349.6	$312.3
Specialty Compounds	62.1	52.5	120.2	100.4
Electronics	44.9	41.2	87.7	81.6
Specialty Chemicals	219.7	—	439.7	—
Titanium Dioxide Pigments	109.2	—	213.7	—
Advanced Ceramics	96.4	—	188.3	—
Groupe Novasep	95.0	—	187.9	—

Total net sales	817.4	266.9	1,587.1	494.3

Gross profit	263.0	78.6	488.6	141.0
	32.2%	29.4%	30.8%	28.5%

Selling, general and administrative expenses	157.5	35.9	307.7	71.1
	19.3%	13.5%	19.4%	14.4%
Restructuring charges	2.9	—	5.8	—
Operating income (loss):
Performance Additives	37.0	39.7	60.0	64.6
	19.5%	22.9%	17.2%	20.7%
Specialty Compounds	5.9	6.8	11.8	12.2
	9.5%	13.0%	9.8%	12.2%
Electronics	1.8	2.1	2.5	3.7
	4.0%	5.1%	2.9%	4.5%
Specialty Chemicals	36.5	—	67.3	—
	16.6%		15.3%
Titanium Dioxide Pigments	12.6	—	24.3	—
	11.5%		11.4%
Advanced Ceramics	16.8	—	30.7	—
	17.4%		16.3%
Groupe Novasep	3.4	—	1.9	—
	3.6%		1.0%
Corporate costs	(11.4)	(5.9)	(23.4)	(10.6)

Total operating income	102.6	42.7	175.1	69.9
	12.6%	16.0%	11.0%	14.1%
Other (expense) income:
Interest expense, net	(55.7)	(12.5)	(103.9)	(29.1)
Foreign exchange gain (loss), net	58.6	(3.6)	100.5	8.6
Other, net	—	(4.0)	—	(4.0)
Income before taxes and minority interest	105.5	22.6	171.7	45.4
Income tax provision	16.8	11.8	41.7	19.6
Net income before minority interest	88.7	10.8	130.0	25.8
Minority interest	0.9	—	1.7	—
Net income	$89.6	$10.8	$131.7	$25.8
Adjusted EBITDA:
Performance Additives	$47.2	$46.6	$81.4	$78.7
	24.8%	26.9%	23.3%	25.2%
Specialty Compounds	7.4	8.2	14.7	15.0
	11.9%	15.6%	12.2%	14.9%
Electronics	7.0	7.4	12.8	14.0
	15.6%	18.0%	14.6%	17.2%
Specialty Chemicals	49.4	—	92.4	—
	22.5%		21.0%
Titanium Dioxide Pigments	22.1	—	43.0	—
	20.2%		20.1%
Advanced Ceramics	24.1	—	45.5	—
	25.0%		24.2%
Groupe Novasep	12.8	—	23.0	—
	13.5%		12.2%
Corporate costs	(9.5)	(4.1)	(19.1)	(8.5)
Total Adjusted EBITDA	$160.5	$58.1	$293.7	$99.2

	Change:Three Months ended June 30, 2005 versus 2004					Change:Six Months ended June 30, 2005 versus 2004
(dollars in millions)	Total	% Change	FX Effect (1)	Acquisitions Divestitures net (2)	Organic	Total	% Change	FX Effect (1)	Acquisitions Divestitures net (2)	Organic
Statement of operations data:
Net sales:
Performance Additives	$16.9	9.8%	$1.8	$16.4	$(1.3)	$37.3	11.9%	$3.8	$32.7	$0.8
Specialty Compounds	9.6	18.3	0.8	—	8.8	19.8	19.7	1.5	—	18.3
Electronics	3.7	9.0	1.1	—	2.6	6.1	7.5	2.4	—	3.7
Specialty Chemicals	219.7		—	219.7	—	439.7		—	439.7	—
Titanium Dioxide Pigments	109.2		—	109.2	—	213.7		—	213.7	—
Advanced Ceramics	96.4		—	96.4	—	188.3		—	188.3	—
Groupe Novasep	95.0		—	95.0	—	187.9		—	187.9	—
Total net sales	550.5	206.3	3.7	536.7	10.1	1,092.8	221.1	7.7	1,062.3	22.8

Gross profit	184.4	234.6	0.9	190.3	(6.8)	347.6	246.5	1.8	351.0	(5.2)

Selling, general and administrative expenses	121.6	338.7	0.5	115.0	6.1	236.6	332.8	1.3	223.7	11.6
Restructuring charges	2.9		—	—	2.9	5.8		—	—	5.8
Total operating expenses	124.5	346.8	0.5	115.0	9.0	242.4	340.9	1.3	223.7	17.4

Operating income (loss) :
Performance Additives	(2.7)	(6.8)	0.4	1.3	(4.4)	(4.6)	(7.1)	0.7	2.6	(7.9)
Specialty Compounds	(0.9)	(13.2)	—	—	(0.9)	(0.4)	(3.3)	0.1	—	(0.5)
Electronics	(0.3)	(14.3)	—	—	(0.3)	(1.2)	(32.4)	(0.2)	—	(1.0)
Specialty Chemicals	36.5		—	36.5	—	67.3		—	67.3	—
Titanium Dioxide Pigments	12.6		—	12.6	—	24.3		—	24.3	—
Advanced Ceramics	16.8		—	16.8	—	30.7		—	30.7	—
Groupe Novasep	3.4		—	3.4	—	1.9		—	1.9	—
Corporate costs	(5.5)	93.2	—		(5.5)	(12.8)	120.8	(0.1)	—	(12.7)
Total	59.9	140.3	0.4	70.6	(11.1)	105.2	150.5	0.5	126.8	(22.1)

Other income (expenses):
Interest expense,net	(43.2)	345.6	0.4	—	(43.6)	(74.8)	257.0	(5.6)	—	(69.2)
Foreign exchange gain, net	62.2					91.9
Other, net	4.0					4.0
Income before taxes and minority interest	82.9					126.3

Income tax provision	5.0					22.1
Net income before minority interest	77.9					104.2
Minority interest	0.9					1.7
Net income (loss):
Performance Additives	(0.1)					0.4
Specialty Compounds	(1.3)					0.3
Electronics	0.3					0.2
Specialty Chemicals	28.5					35.4
Titanium Dioxide Pigments	1.7					3.6
Advanced Ceramics	4.7					7.5
Groupe Novasep	(3.3)					(6.4)
Corporate costs	48.3					64.9
Total	$78.8					$105.9

Adjusted EBITDA:
Performance Additives	$0.6	1.3	$0.6	$1.7	$(1.7)	$2.7	3.4	$1.1	$3.9	$(2.3)
Specialty Compounds	(0.8)	(9.8)	0.1	—	(0.9)	(0.3)	(2.0)	0.2	—	(0.5)
Electronics	(0.4)	(5.4)	0.1	—	(0.5)	(1.2)	(8.6)	—	—	(1.2)
Specialty Chemicals	49.4		—	49.4	—	92.4		—	92.4	—
Titanium Dioxide Pigments	22.1		—	22.1	—	43.0		—	43.0	—
Advanced Ceramics	24.1		—	24.1	—	45.5		—	45.5	—
Groupe Novasep	12.8		—	12.8	—	23.0		—	23.0	—
Corporate costs	(5.4)	131.7	(0.2)	—	(5.2)	(10.6)	124.7	(0.2)	—	(10.4)
Total	$102.4	176.2%	$0.6	$110.1	$(8.3)	$194.5	196.1%	$1.1	$207.8	$(14.4)

(1) The foreign exchange effect was calculated based on the change in the euro to U.S. dollar exchange rate for the applicable period.

(2) The acquisition effect represents the current year inclusion of three and six months of operations for the segments acquired as part of the Dynamit Nobel Acquisition as well as other acquisitions consummated in 2004.

Three months ended June 30, 2005 compared with three months ended June 30, 2004

Overview

Net sales increased $550.5 million primarily as a result of the acquisitions ($536.7 million) and currency changes. The remaining sales improvement of $10.1 million or 3.8 % was primarily in the Specialty Compounds and Electronics segments (aggregating $11.4 million) due to the impact of higher selling prices ($4.9 million in Specialty Compounds) to offset higher raw material costs, and volume increases in the Specialty Compounds and Electronics segments.

Gross profit increased $184.4 million primarily as a result of acquisitions ($190.3 million) and currency changes ($0.9 million).  The remaining decrease of $6.8 million was primarily due to raw material cost increases of $10.6 million, as well as higher manufacturing costs ($2.3 million), partially offset by the sales increases discussed above.

Operating income increased $59.9 million with $70.6 million due to acquisitions and $0.4 million due to currency changes. The remaining decrease of $11.1 million was due primarily to $4.5 million of higher central costs to operate the significantly larger business due to the acquisitions, $4.4 million in Performance Additives due to higher raw material costs, as well as restructuring and other special charges.

Adjusted EBITDA increased $102.4 million due to the effect of acquisitions ($110.1 million) offset in part primarily by higher corporate costs.

Net sales

Performance Additives.    Net sales for our Performance Additives segment increased $16.9 million primarily due to acquisitions ($16.4 million) and currency changes.  The remaining decrease was due to lower sales volumes.

Specialty Compounds.    Net sales for our Specialty Compounds segment increased  $9.6 million or 18.3 % over the prior year including the impact of higher selling prices ($4.9 million) to offset higher raw material costs. The remaining increase was primarily due to stronger sales volume in our wire and cable compounds business.

Electronics.    Net sales for our Electronics segment increased $3.7 million over the prior year period with $1.1 million due to currency changes. The remaining increase occurred primarily due to increases in sales volumes, offset in part by $0.6 million in selling price declines.

Gross profit

Gross profit increased $184.4 million due to acquisitions ($190.3 million) and currency changes ($0.9 million).  The remaining net decline of $6.8 million in gross profit was primarily due to higher raw material costs of $10.6 million, including $5.7 million in the Specialty Compounds segment due to PVC resin and another key raw material cost increases and $5.8 million in the Performance Additives segment primarily due to higher copper costs in the Timber Treatment Chemicals business, partially offset by the sales improvement noted above.

Gross profit as a percentage of net sales was 32.2 % in the second quarter of 2005 versus 29.4 % in the second quarter of 2004 due to the inclusion of the Dynamit Nobel businesses which have a higher average gross margin percentage than the historical Rockwood businesses (offset by higher selling, general and administrative expenses as a percentage of net sales in the Dynamit Nobel businesses versus the historical Rockwood businesses), and offset in part by the impact of the higher raw material costs.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $121.6 million primarily due to the acquisitions ($115.0 million) and currency changes ($0.5 million). The remaining increase of $6.1 million was due primarily to special charges, primarily related to the integration of the Dynamit Nobel Acquisition and costs for initial compliance with Sarbanes-Oxley as well as higher central costs to operate the significantly larger business resulting from the acquisitions as discussed above.

SG&A expenses as a percentage of net sales were 19.3 % in the second quarter of 2005 as compared to 13.5 % for the second quarter of 2004, primarily due to the inclusion of the Dynamit Nobel businesses which have higher weighted average SG&A expenses as a percentage of net sales than the historical Rockwood businesses.

Restructuring charges

We recorded $2.9 million of restructuring charges in the second quarter of 2005 primarily in the Electronics segment relating to the wafer reclaim restructuring.

Operating income

Performance Additives.   Operating income decreased  $2.7 million despite the favorable impact of acquisitions due to $0.7 million of restructuring charges with the balance primarily due to the higher raw material costs described above.

Specialty Compounds.    Operating income decreased $0.9 million primarily due to the increase in net sales offset by the higher PVC and raw material costs discussed above.

Electronics.    Operating income decreased  $0.3 million primarily due to lower selling prices ($0.6 million) and increased manufacturing costs ($1.1 million), offset in part by higher sales volume.

Corporate.    Operating loss at Corporate increased $5.5 million primarily due to the special charges and higher central costs discussed in “SG&A” above.

Other income (expenses)

Interest expense, net.   For the second quarter of 2005, interest expense, net, increased $43.2 million. The second quarter of 2005 and 2004 included a loss of $1.4 million and a gain of $6.3 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments as well as $2.2 million and $0.4 million, respectively, of amortization expense related to deferred financing costs. The remaining increase of $33.7 million was primarily due to higher debt levels from the Acquisitions.

Foreign exchange gain.   In the second quarter of 2005, the foreign exchange gains increased by $62.2 million reflecting the non-cash currency impact on our euro-denominated debt due to the weaker euro as of June 30, 2005 versus March 31, 2005.

Provision for income taxes

The effective income tax rate for the second quarter of 2005 and 2004 was 15.9 % and 52.2%, respectively. The effective tax rate in the second quarter of 2005 was favorably impacted by the reversal of $22.7 million of valuation allowances related to U.S. federal income generated. The effective tax rate in both periods was impacted by the recording of valuation allowances in certain other jurisdictions as well as the impact of foreign tax rate differentials.

Minority interest

Minority interest represents the minority interest portion of the Groupe Novasep segment net income/(loss).

Net income

Net income for the second quarter of 2005 was $89.6 million as compared to net income of $10.8 million for the second quarter of 2004 for the reasons described above.

Adjusted EBITDA

Performance Additives.    Adjusted EBITDA for our Performance Additives segment increased 1.3% due to acquisitions and currency changes, partially offset by the reasons stated above.

Specialty Compounds.    Adjusted EBITDA for our Specialty Compounds segment decreased 9.8% primarily due to higher raw material costs, partially offset by higher selling prices described above.

Electronics.    Adjusted EBITDA for our Electronics segment decreased from $7.4 million to $7.0 million or (5.4%) primarily due to the lower selling prices and higher manufacturing costs.

Corporate.    Adjusted EBITDA loss at Corporate increased from $4.1 million to $9.5 million due to higher central costs to operate the significantly larger business due to the Dynamit Nobel Acquisition.

Six months ended June 30, 2005 compared with six months ended June 30, 2004

Overview

Net sales increased $1,092.8 million primarily as a result of the acquisitions ($1,062.3 million) and $7.7 million due to currency changes. The remaining sales improvement of $22.8 million or 4.6 % was primarily in the Specialty Compounds segments ($18.3 million) due to the impact of higher selling prices ($9.1 million) to offset higher raw material costs, and volume increases.

Gross profit increased $347.6 million primarily as a result of the acquisitions discussed above ($351.0 million) and $1.8 million due to currency changes.  The remaining decrease was due to raw material cost increases of $18.9 million, as well as higher manufacturing costs ($2.7 million) offset by sales prices increases of $16.8 million.

Operating income increased $105.2 million with $126.8 million due to acquisitions and $0.5 million due to currency changes. The remaining decrease of $22.1 million was due primarily to $10.3 million of higher central costs to operate the significantly larger business due to the acquisitions, $7.9 million in Performance Additives due to higher raw material costs, as well as restructuring and other special charges.

Adjusted EBITDA increased $194.5 million due to the effect of acquisitions ($207.8 million) offset primarily by higher corporate costs ($10.4 million).

Net sales

Performance Additives.    Net sales for our Performance Additives segment increased $37.3 million over the prior year period primarily due to acquisitions as well as currency changes.

Specialty Compounds.    Net sales for our Specialty Compounds segment increased $19.8 million or 19.7 % over the prior year period including the impact of higher selling prices ($9.1 million) to offset higher raw material costs. The remaining increase was primarily due to stronger sales volume in our wire and cable compounds business.

Electronics.    Net sales for our Electronics segment increased $6.1 million over the prior year period with $2.4 million due to currency changes. Despite $1.4 million of price declines from continued pricing pressures in the wafer reclaim business, a remaining increase of  $3.7 million or 4.5% occurred primarily due to increases in sales volumes.

Gross profit

Gross profit increased $347.6 million primarily due to acquisitions ($351.0 million) and $1.8 million due to currency changes.  The remaining $5.2 million net decline in gross profit occurred as the remaining sales improvement above was offset primarily by higher raw material costs of $18.9 million (including $10.4 million in the Specialty Compounds segment due to PVC resin and ammonium octamolybdate (AOM) cost increases and $9.3 million in the Performance Additives segment primarily due to higher copper costs in the Timber Treatment Chemicals business) as well as by higher manufacturing costs.

Gross profit as a percentage of net sales was 30.8% for the first six months of 2005 versus 28.5% for the first six months of 2004 due to the inclusion of the Dynamit Nobel businesses which have a higher average gross margin percentage than the historical Rockwood businesses (offset by higher selling, general and administrative expenses as a percentage of net sales in the Dynamit Nobel businesses versus the historical Rockwood businesses), and offset in part by the impact of the higher raw material costs.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $236.6 million primarily due to the acquisitions ($223.7 million), as well as $1.3 million due to currency changes. The remaining increase of $11.6 million was due primarily to higher central costs to operate the significantly larger business resulting from the acquisitions as discussed above, higher special charges including CCA litigation ($1.5 million) and systems/organization establishment expenses ($1.9 million) primarily related to initial documentation and compliance with Sarbanes-Oxley.

SG&A expenses as a percentage of net sales were 19.4% for the first six months of 2005 as compared to 14.4 % for the first six months of 2004, primarily due to the inclusion of the Dynamit Nobel businesses which have higher weighted average SG&A expenses as a percentage of net sales than the historical Rockwood businesses.

Restructuring charges

We recorded $5.8 million of restructuring charges in the first half of 2005 for miscellaneous restructuring actions, primarily in the Electronics segment relating to the wafer reclaim restructuring and previously announced restructuring in the Performance Additives and Specialty Chemicals segments.

Operating income

Performance Additives.   Operating income decreased $4.6 million due to $3.2 million of restructuring charges with the balance primarily due to the higher raw material costs described above, partially offset by the $2.6 million favorable impact of acquisitions.

Specialty Compounds.    Operating income decreased $0.4 million primarily due to higher PVC and AOM raw material costs partially offset by the increase in net sales discussed above.

Electronics.    Operating income decreased  $1.2 million primarily due to lower selling prices ($1.4 million) and higher manufacturing costs of $1.7 million, partially offset by increased sales volumes.

Corporate.    Operating loss at Corporate increased $12.8 million primarily due to the special charges and higher central costs discussed in “SG&A” above.

Other income (expenses)

Interest expense, net.   For the first six months of 2005, interest expense, net, increased $74.8 million. The first six months of 2005 and 2004 included a gain of $6.2 million and  $8.6 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments as well as $4.7 million and $0.9 million, respectively, of amortization expense related to deferred financing costs. The remaining increase of $68.6 million was primarily due to higher debt levels from the Acquisitions.

Foreign exchange gain.   In the first six months of 2005, the foreign exchange gains increased by $91.9 million reflecting the non-cash currency impact on our euro-denominated debt due to the weaker euro as of June 30, 2005 versus December 31, 2004.

Provision for income taxes

The effective income tax rate for the first half of 2005 and 2004 was 24.3% and 43.2%, respectively. The effective tax rate in the six months ended June 30, 2005 was favorably impacted by the reversal of $27.8 million of valuation allowances related to US federal income generated. The effective tax rate in both periods was impacted by the recording of valuation allowances in certain other jurisdictions, as well as by the impact of foreign tax rate differentials.

Minority interest

Minority interest income represents the minority interest portion of the Groupe Novasep segment net income (loss).

Net income

Net income for the first six months of 2005 was $131.7 million as compared to net income of $25.8 million for the first six months of 2004 for the reasons described above.

Adjusted EBITDA

Performance Additives.    Adjusted EBITDA for our Performance Additives segment increased from $78.7 million to $81.4 million, or 3.4%, primarily due to a $3.9 million impact from acquisitions and $1.1 million from currency changes.  The remaining decrease was primarily due to higher raw material costs discussed above.

Specialty Compounds.    Adjusted EBITDA for our Specialty Compounds segment decreased from  $15.0 million to $14.7 million or 2.0% primarily due to higher raw material prices, partially offset by higher selling prices described above.

Electronics.    Adjusted EBITDA for our Electronics segment decreased from  $14.0 million to  $12.8 million or (8.6%) primarily due to $1.4 million in selling price decreases and higher manufacturing costs, partially offset by higher sales volumes.

Corporate.    Adjusted EBITDA loss at Corporate increased from  $8.5 million to  $19.1 million due to higher central costs to operate the significantly larger business due to the Dynamit Nobel Acquisition.

Reconciliation of Net Income to Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
(millions)	2005	2004	2005	2004

Net income	$89.6	$10.8	$131.7	$25.8
Income tax provision	16.8	11.8	41.7	19.6
Interest, net (1)	55.7	12.4	103.9	29.1
Depreciation and amortization	52.0	14.4	105.2	28.1
Restructuring and related charges (2)	3.4	—	6.3	—
Inventory write-up reversal	0.3	—	3.1	—
CCA litigation defense costs	1.1	—	1.5	—
Systems/organization establishment expenses	0.7	1.0	1.9	1.1
Cancelled acquisition and disposition costs	0.4	0.1	0.6	0.1
Foreign exchange gain (loss)	(58.6)	3.6	(100.5)	(8.6)
Minority interest	(0.9)	—	(1.7)	—
Stamp duty tax	—	4.0	—	4.0

Total Adjusted EBITDA	$160.5	$58.1	$293.7	$99.2

(1)   Includes a loss of $1.4 million and a gain of $6.3 million for the three months ended June 30, 2005 and 2004, respectively, and gains of $6.2 million and $8.6 million for the six months ended June 30, 2005 and 2004, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments.

(2)   Includes inventory write-downs of $0.5 million recorded in cost of products sold.

Pro Forma Net Sales, Net Income (Loss) and Adjusted EBITDA

Actual three months ended June 30, 2005 compared with pro forma three months ended June 30, 2004 and actual six months ended June 30, 2005 compared with pro forma six months June 30, 2004

	Three months ended June 30,		Six months ended June 30,
(millions)	2005	2004	2005	2004
	(Actual)	(Pro Forma)	(Actual)	(Pro Forma)

Net sales:
Performance Additives	$190.1	$190.0	$349.6	$345.0
Specialty Compounds	62.1	52.5	120.2	100.4
Electronics	44.9	41.2	87.7	81.6
Specialty Chemicals	219.7	188.8	439.7	376.7
Titanium Dioxide Pigments	109.2	103.6	213.7	212.8
Advanced Ceramics	96.4	86.7	188.3	173.2
Groupe Novasep	95.0	82.0	187.9	154.3

Total	$817.4	$744.8	$1,587.1	$1,444.0

Net Income (Loss):
Performance Additives	$21.4	$21.4	$32.2	$32.5
Specialty Compounds	3.3	4.3	8.6	7.7
Electronics	1.2	0.7	1.8	1.3
Specialty Chemicals	28.5	11.7	35.4	16.5
Titanium Dioxide Pigments	1.7	8.2	3.6	10.8
Advanced Ceramics	4.7	11.5	7.5	11.5
Groupe Novasep	(3.3)	5.2	(6.4)	5.0
Corporate	32.1	(19.8)	49.0	(33.4)

Total	$89.6	$43.2	$131.7	$51.9

Adjusted EBITDA:
Performance Additives	$47.2	$48.6	$81.4	$83.2
Specialty Compounds	7.4	8.2	14.7	15.0
Electronics	7.0	7.4	12.8	14.0
Specialty Chemicals	49.4	34.3	92.4	71.3
Titanium Dioxide Pigments	22.1	19.9	43.0	40.3
Advanced Ceramics	24.1	19.2	45.5	38.6
Groupe Novasep	12.8	12.9	23.0	26.2
Corporate	(9.5)	(9.9)	(19.1)	(19.5)

Total	$160.5	$140.6	$293.7	$269.1

	Change: Pro Forma Three Months Ended June 30, 2005 vs. June 30, 2004					Change: Pro Forma Six Months Ended June 30, 2005 vs. June 30, 2004
(millions)	Total Change In $	Total Change in %	Foreign Exchange Effect in $	Organic Change in in $	Organic Change in %	Total Change In $	Total Change in %	Foreign Exchange Effect in $	Organic Change in in $	Organic Change in %

Pro forma net sales:
Performance Additives	$0.1	0.1%	$1.8	$(1.7)	(0.9)%	$4.6	1.3%	$3.8	$0.8	0.2%
Specialty Compounds	9.6	18.3	0.8	8.8	16.8	19.8	19.7	1.5	18.3	18.2
Electronics	3.7	9.0	1.1	2.6	6.3	6.1	7.5	2.4	3.7	4.5
Specialty Chemicals	30.9	16.4	7.4	23.5	12.4	63.0	16.7	16.3	46.7	12.4
Titanium Dioxide Pigments	5.6	5.4	4.3	1.3	1.3	0.9	0.4	9.5	(8.6)	(4.0)
Advanced Ceramics	9.7	11.2	3.4	6.3	7.3	15.1	8.7	7.7	7.4	4.3
Groupe Novasep	13.0	15.9	1.8	11.2	13.7	33.6	21.8	6.6	27.0	17.5

Total	$72.6	9.7%	$20.6	$52.0	7.0%	$143.1	9.9%	$47.8	$95.3	6.6%

Pro forma Net Income :
Performance Additives	$—	—%				$(0.3)	(0.9)%
Specialty Compounds	(1.0)	(23.3)				0.9	11.7
Electronics	0.5	71.4				0.5	38.5
Specialty Chemicals	16.8	143.6				18.9	114.5
Titanium Dioxide Pigments	(6.5)	(79.3)				(7.2)	(66.7)
Advanced Ceramics	(6.8)	(59.1)				(4.0)	(34.8)
Groupe Novasep	(8.5)	(163.5)				(11.4)	(228.0)
Corporate	51.9	262.1				82.4	246.7

Total	$46.4	107.4%				$79.8	153.8%

Pro forma Adjusted EBITDA:
Performance Additives	$(1.4)	(2.9)%	$0.6	$(2.0)	(4.1)%	$(1.8)	(2.2)%	$1.1	$(2.9)	(3.5)%
Specialty Compounds	(0.8)	(9.8)	0.1	(0.9)	(11.0)	(0.3)	(2.0)	0.2	(0.5)	(3.3)
Electronics	(0.4)	(5.4)	0.1	(0.5)	(6.8)	(1.2)	(8.6)	—	(1.2)	(8.6)
Specialty Chemicals	15.1	44.0	1.3	13.8	40.2	21.1	29.6	3.6	17.5	24.5
Titanium Dioxide Pigments	2.2	11.1	0.9	1.3	6.5	2.7	6.7	2.0	0.7	1.7
Advanced Ceramics	4.9	25.5	0.8	4.1	21.4	6.9	17.9	2.0	4.9	12.7
Groupe Novasep	(0.1)	(0.8)	0.4	(0.5)	(3.9)	(3.2)	(12.2)	0.8	(4.0)	(15.3)
Corporate	0.4	4.0	(1.0)	1.4	14.1	0.4	2.1	(1.2)	1.6	8.2

Total	$19.9	14.2%	$3.2	$16.7	11.9%	$24.6	9.1%	$8.5	$16.1	6.0%

Overview – Actual three months ended June 30, 2005 compared with pro forma three months ended June 30, 2004

Net sales increased $72.6 million on a pro forma basis with $20.6 million due to currency changes. The remaining sales improvement of $52.0 million or 7.0 % was primarily in the Specialty Chemicals segment, the Advanced Ceramics segment and the Specialty Compounds segment due to the impact of higher selling prices in each of the segments to offset higher raw material costs, and volume increases in the Specialty Compounds segment. Also, net sales for our Groupe Novasep segment were favorably impacted by $13.0 million primarily due to acquisitions made by Groupe Novasep after the second quarter of 2004.

Adjusted EBITDA increased $19.9 million on a pro forma basis with $3.2 million due to currency changes. The remaining increase of $16.7 million was due to higher selling prices offset by higher raw material costs and lower selling, general and administrative expenses incurred at the operating segments.

Net income on a pro forma basis increased by $46.4 million in the second quarter of 2005.

Pro Forma Net Sales

Performance Additives.  Net sales on a pro forma basis for our Performance Additives were flat, as currency changes and selling price increases offset lower volume.

Specialty Compounds.    Net sales for our Specialty Compounds segment increased  $9.6 million or 18.3 % over the prior period including the impact of higher selling prices ($4.9 million) to offset higher raw material costs. The remaining increase was primarily due to stronger sales volume in our wire and cable compounds business.

Electronics.    Net sales for our Electronics segment increased $3.7 million over the prior year period with $1.1 million due to currency changes. Despite $0.6 million of price declines from continued pricing pressures in the wafer reclaim business, a remaining increase of $2.6 million or 6.3% occurred primarily due to increases in sales volumes.

Specialty Chemicals. Net sales for our Specialty Chemicals segment increased $30.9 million on a pro forma basis over the prior period, including $7.4 million related to currency changes. The remaining increase of $23.5 million or 12.4 % was primarily due to higher sales prices ($5.4 million) primarily in metal sulfide products realized due to the pass through of raw material cost increases and volume growth in the Surface Treatment businesses.

Titanium Dioxide Pigments.  Net sales for our Titanium Dioxide Pigments segment increased on a pro forma basis versus the prior year period, primarily due to favorable currency changes.

Advanced Ceramics. Net sales for our Advanced Ceramics segment increased $9.7 million on a pro forma basis over the prior year period, including $3.4 million related to currency changes. The remaining increase was primarily due to a better mix of medical products and Piezo applications.

Groupe Novasep. Net sales for our Groupe Novasep segment increased $13.0 million on a pro forma basis as compared to the prior year period. However, this increase primarily related to Novasep acquisitions made after the second quarter of 2004.

Pro Forma Net Income (Loss)

Net income increased $46.4 million on a pro forma basis over the prior year period primarily due to increases of $51.9 million in Corporate due primarily to foreign exchange gains resulting from the weakening of the euro during the second quarter of 2005 and $16.8 million in the Specialty Chemicals segment resulting primarily from the sales volume growth and favorable currency effects in the Surface Treatment business described above, partially offset by decreases in other segments.

Pro Forma Adjusted EBITDA

Performance Additives.    Adjusted EBITDA on a pro forma basis for our Performance Additives segment decreased from $48.6 million to $47.2 million despite $0.6 million of favorable currency changes. The remaining decrease of $2.0 million was primarily due to higher raw material prices of $3.0 million partially offset by lower SG&A costs.

Specialty Compounds.    Adjusted EBITDA for our Specialty Compounds segment decreased from  $8.2 million to $7.4 million or  9.8% primarily due to higher raw material prices of $5.7 million, partially offset by higher selling prices and stronger volume described above.

Electronics.    Adjusted EBITDA for our Electronics segment decreased from  $7.4 million to  $7.0 million primarily due to selling price decreases.

Specialty Chemicals. Adjusted EBITDA for our Specialty Chemicals segment increased $15.1 million on a pro forma basis over the prior period, including $1.3 million related to currency changes. The remaining increase of $13.8 million was primarily due to volume growth in the Surface Treatment businesses. Also, higher sales prices primarily in metal sulfide products were realized due to the pass through of raw material cost increases.

Titanium Dioxide Pigments.  Adjusted EBITDA for our Titanium Dioxide Pigments segment increased $2.2 million on a pro forma basis over the prior year period, with $0.9 million of favorable currency changes. The remaining increase of $1.3 million was primarily due to cost reduction measures.

Advanced Ceramics. Adjusted EBITDA for our Advanced Ceramics segment increased $4.9 million on a pro forma basis over the prior year period, including $0.8 million related to currency changes. The remaining increase of $4.1 million is primarily due to a better mix of medical products and Piezo applications.

Groupe Novasep. Adjusted EBITDA for our Groupe Novasep segment decreased $0.1 million on a pro forma basis as compared to the prior year period despite $0.4 million related to favorable currency changes.  The remaining decrease of $0.5 million in Adjusted EBITDA occurred, as the increased sales discussed above did not yield a proportionate increase in Adjusted EBITDA as this higher sales level stemmed from lower margin business. In addition 2005 Adjusted EBITDA was impacted by losses on foreign currency derivatives.

Corporate.    Adjusted EBITDA loss at Corporate decreased $0.4 million as higher central costs to operate the significantly larger business due to the Dynamit Nobel Acquisition were offset by savings from headcount reductions at the former Dynamit Nobel corporate headquarters.

Overview – Actual six months ended June 30, 2005 compared with pro forma six months ended June 30, 2004

Net sales increased $143.1 million on a pro forma basis with $47.8 million due to currency changes. The remaining sales improvement of $95.3 million or 6.6 % was primarily in the Specialty Chemicals segment, the Performance Additives segment and the Specialty Compounds segment due to the impact of higher selling prices in each of the segments to offset higher raw material costs, and volume increases in the Specialty Compounds segment. Net sales for our Groupe Novasep segment were favorably impacted by $33.6 million due primarily to acquisitions made by Groupe Novasep after the second quarter of 2004. Titanium Dioxide Pigments sales were down due to weaker demand for synthetic fiber caused by lower prices for cotton, which is a competing fiber.

Adjusted EBITDA increased $24.6 million on a pro forma basis with $8.5 million due to currency changes. The remaining increase of

$16.1 million was due to higher selling prices and by lower selling, general and administrative expenses incurred at the operating segments offset by higher raw material costs.

Net income on a pro forma basis increased by $79.8 million for the first six months of 2005.

Pro Forma Net Sales

Performance Additives.  Net sales on a pro forma basis for our Performance Additives segment increased $4.6 million with $3.8 million due to currency changes.  The remaining increase was $0.8 million or 0.2%.

Specialty Compounds.    Net sales for our Specialty Compounds segment increased  $19.8 million or 19.7 % over the prior period including the impact of higher selling prices ($9.1 million) to offset higher raw material costs. The remaining increase was primarily due to stronger sales volume in our wire and cable compounds business.

Electronics.    Net sales for our Electronics segment increased $6.1 million over the prior year period with $2.4 million due to currency changes. The remaining increase of $3.7 million or 4.5 % occurred despite $1.4 million of continued pricing pressures in the wafer reclaim business due to increases in sales volumes.

Specialty Chemicals. Net sales for our Specialty Chemicals segment increased $63.0 million on a pro forma basis over the prior period, including $16.3 million related to currency changes. The remaining increase of $46.7 million or 12.4 % was primarily due to higher sales prices ($13.0 million) primarily in metal sulfide products realized due to the pass through of raw material cost increases and volume growth in the Surface Treatment businesses.

Titanium Dioxide Pigments.  Net sales for our Titanium Dioxide Pigments segment increased slightly on a pro forma basis versus the prior year period, with favorable currency changes largely offset by weaker demand for synthetic fiber caused by lower prices for cotton, a competing fiber.

Advanced Ceramics. Net sales for our Advanced Ceramics segment increased $15.1 million on a pro forma basis over the prior year period, including $7.7 million related to currency changes. The remaining increase of $7.4 million is primarily due to a better mix of medical products and Piezo applications.

Groupe Novasep. Net sales for our Groupe Novasep segment increased $33.6 million on a pro forma basis as compared to the prior year period with $6.6 million related to currency changes.  The remaining increase was primarily related to Novasep acquisitions made after the second quarter of 2004.

Pro Forma Net Income (Loss)

Net income increased $79.8 million on a pro forma basis over the prior year period primarily due to increases of $82.4 million in Corporate due primarily to foreign exchange gains resulting from the weakening of the euro during the first six months of 2005 and $18.9 million in the Specialty Chemicals segment resulting primarily from the sales volume growth and favorable currency effects in the surface treatment business described above, partially offset by decreases in other segments.

Pro Forma Adjusted EBITDA

Performance Additives.    Adjusted EBITDA on a pro forma basis for our Performance Additives segment decreased from $83.2 million to $81.4 million despite $1.1 million of favorable currency changes. The remaining decrease of $2.9 million was primarily due to the impact of higher raw material prices.

Specialty Compounds.    Adjusted EBITDA for our Specialty Compounds segment decreased from  $15.0 million to $14.7 million or 2.0 % primarily due to higher raw material prices of $10.4 million, partially offset by higher selling prices of $9.1 million and stronger sales volume described above.

Electronics.    Adjusted EBITDA for our Electronics segment decreased from  $14.0 million to  $12.8 million or 8.6 % primarily due to $1.4 million in selling price decreases.

Specialty Chemicals. Adjusted EBITDA for our Specialty Chemicals segment increased $21.1 million on a pro forma basis over the prior period, including $3.6 million related to currency changes. The remaining increase of $17.5 million was primarily due to volume growth in the Surface Treatment businesses. Also, higher sales prices primarily in metal sulfide products were realized due to the pass through of raw material cost increases.

Titanium Dioxide Pigments.  Adjusted EBITDA for our Titanium Dioxide Pigments segment increased $2.7 million on a pro forma basis over the prior year period, with $2.0 million of favorable currency changes. The remaining increase of  $0.7 million was due to cost reduction measures partially offset by soft demand for synthetic fiber used in clothing caused by lower prices for cotton, a competing fiber.

Advanced Ceramics. Adjusted EBITDA for our Advanced Ceramics segment increased $6.9 million on a pro forma basis over the prior year period, including $2.0 million related to currency changes. The remaining increase of $4.9 million is primarily due to a better mix of medical products and Piezo applications.

Groupe Novasep. Adjusted EBITDA for our Groupe Novasep segment decreased $3.2 million on a pro forma basis as compared to the prior year period despite $0.8 million related to favorable currency changes.  The remaining decrease of  $4.0 million was primarily due to continued capacity utilization issues at the Rohner plant while higher sales at the remaining facilities did not yield a proportionate increase in Adjusted EBITDA as the higher sales level stemmed from lower margin business.  In addition, 2005 Adjusted EBITDA was impacted by losses on foreign currency derivatives.

Corporate.    Adjusted EBITDA loss at Corporate decreased $0.4 million as higher central costs to operate the significantly larger business due to the Dynamit Nobel Acquisition were offset by savings from headcount reductions at the former Dynamit Nobel corporate headquarters.

Reconciliation of Pro Forma Net Income (Loss) to Pro Forma Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated and segment basis as an operating performance measure, we use net income (loss) as the most comparable U.S. GAAP measure. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of pro forma net income (loss) to pro forma Adjusted EBITDA on a consolidated and segment basis for the three months and six months ended June 30, 2004:

(in millions)	Performance Additives	Specialty Compounds	Electronics	Specialty Chemicals	Titanium Dioxide	Advanced Ceramics	Group Novasep	Corporate	Consolidated
Three months ended June 30, 2004
Net income (loss)	$21.4	$4.3	$0.7	$11.7	$8.2	$11.5	$5.2	$(19.8)	$43.2

Income tax provision (benefit)	11.0	2.1	0.1	3.4	(2.3)	(5.9)	(0.9)	(13.8)	(6.3)
Interest expense, net	7.5	(0.2)	1.6	10.5	6.9	7.2	2.3	14.9	50.7
Depreciation and amortization	8.5	2.0	5.2	9.6	7.1	6.4	6.1	0.2	45.1
Restructuring and related charges	—	—	—	—	—	—	0.2	—	0.2
Systems /organization establishment expenses	—	—	—	—	—	—	—	1.0	1.0
Cancelled acquisition and disposal costs	—	—	—	—	—	—	—	0.1	0.1
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0
Foreign exchange gain	0.2	—	(0.2)	(0.9)	—	—	—	3.5	2.6

Total Adjusted EBITDA	$48.6	$8.2	$7.4	$34.3	$19.9	$19.2	$12.9	$(9.9)	$140.6

Six months ended June 30, 2004
Net income (loss)	$32.5	$7.7	$1.3	$16.5	$10.8	$11.5	$5.0	$(33.4)	$51.9

Income tax provision (benefit)	19.8	3.7	1.0	14.3	0.7	(1.4)	3.6	(16.8)	24.9
Interest expense, net	15.0	(0.3)	3.3	22.5	14.6	15.4	5.0	30.0	105.5
Depreciation and amortization	17.1	3.9	10.4	19.1	14.2	12.8	12.1	0.5	90.1
Restructuring and related charges	—	—	—	—	—	0.1	0.3	—	0.4
Systems /organization establishment expenses	—	—	—	—	—	—	—	1.0	1.0
Cancelled acquisition and disposal costs	—	—	—	—	—	—	—	0.1	0.1
Stamp duty tax	—	—	—	—	—	—	—	4.0	4.0
Foreign exchange gain	(1.2)	—	(2.0)	(1.1)	—	—	—	(5.4)	(9.7)
Other	—	—	—	—	—	0.2	0.2	0.5	0.9

Total Adjusted EBITDA	$83.2	$15.0	$14.0	$71.3	$40.3	$38.6	$26.2	$(19.5)	$269.1

Liquidity and Capital Resources

Cash Flows

Unless otherwise noted, all amounts below which are denominated in currencies other than the U.S. dollar are converted at June 30, 2005 exchange rates.

Operating Activities.    Net cash provided by operating activities was $63.1 million and $44.7 million for the six months ended June 30, 2005 and 2004, respectively. Net cash from operating activities increased in 2005 from higher Adjusted EBITDA offset by an increase in working capital primarily due to the inclusion of the businesses acquired in the 2004 acquisitions and the impact of seasonality on some of our businesses.

Investing Activities.    Net cash used in investing activities was $76.6 million and $13.3 million for the six months ended June 30, 2005 and 2004, respectively. Investing activities primarily represented capital expenditures, which increased due mostly to the Dynamit Nobel Acquisition.

Financing Activities.    Net cash used in financing activities was $15.6 million and $4.5 million for the six months ended June 30, 2005 and 2004, respectively, which represented scheduled payments for long-term debt.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from operations. Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. Our debt service requirements and other contractual obligations and commitments over the next several years are significant and are substantially higher than historical amounts. We believe that our currently available sources of liquidity will be sufficient for these needs. Furthermore, any future major acquisitions, business combinations or similar transactions will likely require additional capital resources. If our present operating performance and current market conditions continue, we believe that such resources will be available to us for small transactions. We would need access to alternative sources of liquidity for larger acquisitions such as through additional borrowings, equity issuances or other sources. We may not have access to these sources of cash for a variety of reasons.

We believe that based on current and anticipated levels of operations and conditions in our industry and markets, cash flows from operations and borrowings available under our revolving credit facility will be adequate for 2005 and the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. We are taking actions to reduce overhead and excess or unprofitable manufacturing capacity, in part to improve our long-term liquidity.   As noted in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — General section above, we are also applying the same initiatives used after the KKR Acquisition - reducing net working capital as a percentage of net sales through improved systems and manager incentives as well as implementation of stringent controls to help ensure that maintenance capital expenditures are appropriate and that expansion capital expenditures are in line with both capacity and market demands. We expect this to further improve our short and long-term liquidity.  If our cash flow from operations and borrowings under our revolving credit facility were to be insufficient to fund our currently existing liquidity requirements, we may be forced to use other means available to us, such as reduce or delay capital expenditures and seek additional capital. We may not have adequate capital for working capital, future acquisitions, business combinations or similar transactions.

As of June 30, 2005, we had actual total indebtedness of $2,962.3 million.

Senior secured credit facilities.    The senior secured credit facilities, as amended, consist of:

•                  tranche A-1 term loans in an aggregate principal amount of €39.1 million (or approximately $47.4 million) and tranche A-2 term loans in an aggregate principal amount of €170.4 million (or approximately $206.3 million), each maturing on July 30, 2011 and bearing interest at Group’s option of either (i) Adjusted LIBOR plus 2.50% or (ii) ABR plus 1.25%;

•                  tranche C term loans in an aggregate principal amount of €274.8 million (or approximately $332.7 million) maturing on July 30, 2012 and bearing interest of Adjusted LIBOR plus 3.00%;

•                  tranche D term loans in an aggregate principal amount of $1,145.0 million maturing on July 30, 2012 and bearing interest at Group’s option of either (i) Adjusted LIBOR plus 2.25% or (ii) ABR plus 1.00%; and

•                  a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010, bearing interest at Group’s option of either (i) Adjusted LIBOR plus 2.50% or (ii) ABR plus 1.25%. As of June 30, 2005 we had no amounts outstanding under this facility but had borrowings outstanding of $20.0 million as of August 2, 2005. In addition we have outstanding letters of credit of $18.9 million that reduce our availability under the credit facility.

The U.S. dollar equivalents of term loans denominated in euros are shown based on the exchange rate on June 30, 2005 of €1.00=$1.2106. In each case, the interest rates per year (other than under the tranche C term loan facility) are subject to step-downs determined by reference to a performance test. Adjusted LIBOR is the London inter-bank offered rate adjusted for statutory reserves. ABR is the alternate base rate, which is the highest of Credit Suisse First Boston’s prime rate and the federal funds effective rate plus 1/2 of 1%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the original principal amount. Tranche C and tranche D term loans are payable in January and July of each year at amounts equal to 0.5% of the original principal balance, with the remainder due at the final maturity date.

The Company’s borrowings and the borrowings of Rockwood Specialties Limited under the senior secured credit facilities are guaranteed and secured by assets and pledges of capital stock.

In addition to the financial covenants described below under “—Covenant Compliance,” the Company’s senior secured credit facilities contain various affirmative and restrictive covenants. The restrictive covenants limit our ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness or to amend documents related to certain indebtedness and to enter into sale leaseback transactions.

2011 Notes and 2014 Notes.    The Company’s 2011 Notes have an aggregate principal amount of $375.0 million, and mature on May 15, 2011 and the 2014 Notes have an aggregate principal amount of €375.0 million ($454.0 million) in the case of the euro Notes and $200.0 million in the case of the dollar notes, and mature on November 15, 2014. Interest on both the 2011 Notes and 2014 Notes is payable semi-annually on May 15 and November 15. Interest on the 2011 Notes accrues at the rate of 10.625% per year, and interest on the 2014 notes accrues at the rate of 7.625% in the case of euro Notes and 7.500% in the case of dollar Notes. Certain of our domestic subsidiaries guarantee the 2011 Notes and 2014 Notes on a senior subordinated unsecured basis.

The Company’s 2011 Notes and 2014 Notes contain various affirmative and restrictive covenants. The restrictive covenants limit our ability, and the ability of our restricted subsidiaries, to, among other things, incur or guarantee additional indebtedness (as described below under “—Covenant Compliance”); pay dividends or make other equity distributions or repurchase capital stock (as described below under “—Covenant Compliance”); make investments or other restricted payments (as described below under “—Covenant Compliance”); create liens; transfer or sell assets; restrict dividends or other payments to us; engage in transactions with affiliates; and merge or consolidate with other companies or sell substantially all of our assets.

In connection with the expected initial public offering of the common stock of Rockwood Holdings, we expect to redeem $131.3 million or 35% of the 2011 Notes and pay a redemption premium of $14.0 million and accrued and unpaid interest. As a result of the redemption, we anticipate  $13.9 million in annual interest expense savings.

Covenant compliance.    In addition to the affirmative and restrictive covenants, the Company’s senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA:

•                  a maximum total leverage ratio: for the twelve-month period ended June 30, 2005, net debt to Adjusted EBITDA must be less than 6.75 to 1.

•                  a minimum interest coverage ratio: for the twelve-month period ended June 30, 2005, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to-market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.70 to 1.

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

We were in compliance with all of the above covenants as of June 30, 2005 and December 31, 2004.

Given our use of Adjusted EBITDA (see –Special Note Regarding Non-GAAP Financial Measures for the definition of Adjusted EBITDA and management’s uses of adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA:

	Six Months Ended June 30,
(millions)	2005	2004

Net cash provided by operating activities	$63.1	$44.7
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	95.6	6.2
Current portion of income tax provision	20.6	7.6
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	105.4	36.8
Restructuring and related charges	5.8	—
CCA litigation defense costs	1.5	—
Systems/organization establishment expenses	1.9	1.0
Cancelled acquisition and disposal costs	0.6	0.1
Stamp duty tax	—	4.0
Foreign currency gain	—	(0.3)
Bad debt provision	(0.8)	(0.9)
Total Adjusted EBITDA	$293.7	$99.2

Assumed debt.   Certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under ten euro-denominated term loan facilities that provide aggregate outstanding borrowings of approximately €25.6 million ($30.9 million) as of June 30, 2005.  These term loans mature between 2006 and 2010 and bear annual interest rates ranging between 1.00% and 4.25% or EURIBOR plus 1.45% or LIBOR plus 0.39%.  In addition, certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under eight term loan facilities denominated in other foreign currencies, including Swiss Francs, Taiwanese Dollars, Chinese Renminbi and Japanese Yen, providing for borrowings of an aggregate U.S. dollar equivalent amount of approximately $41.3 million as of June 30, 2005. These term loans mature between 2005 and 2011 and bear annual interest rates ranging between 2.22% and 5.64%. The term loan facilities described above contain customary events of default and some of them are secured by mortgages or accounts receivables.

Additionally, Groupe Novasep (including subsidiaries) has three tranches of bank debt at the Novasep parent level totaling €13.0 million ($15.7 million) and $10.8 million  ($26.5 million in total), each with a maturity date of 2010 and interest rates of EURIBOR plus 1.75% in the case of two of the tranches, and LIBOR plus 1.75% for the remaining tranche. In addition, there is bank debt at the Novasep subsidiary level totaling €5.9 million ($7.2 million) with maturity dates ranging from 2006 to 2010 and interest rates ranging from EURIBOR plus 0.7% to EURIBOR plus 1.25%. The remaining amount of assumed debt of €11.0 million ($13.3 million) consists primarily of capital leases with maturity dates ranging from 2006 to 2013.

“Assumed debt” includes certain capitalized lease obligations, a full recourse receivables factoring arrangement and subsidiary preferred stock in addition to the long-term debt described in the preceding two paragraphs.

Capital Expenditures

For the six months ended June 30, 2005 and 2004, our capital expenditures, excluding capital leases, amounted to $76.8 million and $13.3 million, respectively. The capital expenditures of Rockwood and Dynamit Nobel have averaged $61.0 million and $108.7 million, respectively per year over the last three years. Rockwood’s capital expenditures consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Color Pigments and Services and Timber Treatment Chemicals business lines of our Performance Additives segment. In addition, Rockwood also made a significant investment in a new facility to expand capacity across our business lines including expenditures made in connection with the expansion of our ACQ production capabilities in our Timber Treatment Chemicals business line. Also, we are currently expanding our medical products production in our Advanced Ceramics segment through a new facility in Germany. In addition to maintenance capital expenditures, Dynamit Nobel’s growth capital expenditures consisted of expansion of current Good Manufacturing Practice production lines and new equipment relating to multi-column chromatography in our Groupe Novasep segment, expansion of our titanium dioxide capacity for our Titanium Dioxide Pigments segment and capacity expansion for our Advanced Ceramics segment.

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

Foreign currency related transactions

As of June 30, 2005, $1,168.6 million of the debt outstanding is denominated in euros.

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

Commitments and Contingencies

Legal Matters

We are involved in various legal proceedings, including commercial, intellectual property, product liability and environmental matters of a nature considered normal to our business. It is our policy to accrue for amounts related to these matters in accordance with SFAS 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is our policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred. Although we expect to continue to pay legal fees in connection with certain legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, we do not believe that these actions will have a material effect on the financial condition, results of operations or liquidity of the Company. In accordance with our policy, reserves in connection with such product liability matters do not individually exceed $350,000 and in the aggregate $1.5 million. Our reserve estimates are based on available facts, including damage claims and input from our internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by our insurers, insurance coverage. We are unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise our estimates based on new information becoming available. In addition, we do not believe that there is any other individual legal proceeding that is likely to have a material adverse affect on our business or financial condition. However, we cannot predict the outcome of any litigation or the potential for future litigation.

Indemnities

Under the terms of the business and share sale and purchase agreement, the deed of tax covenant and the environmental deed entered into in connection with the KKR acquisition, Degussa UK Holdings Ltd., or Degussa, as successor to Laporte, plc, or Laporte, is required to indemnify us for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing of the KKR acquisition. In addition, under the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies ag and MG North America Holdings Inc. are required to indemnify us for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing of the Dynamit Nobel Acquisition.  Pursuant to these agreements, we have made various claims for indemnification with Degussa, mg technologies ag and MG North America Holdings, Inc. In the opinion of management, and based upon information currently available, we do not expect the ultimate resolution of any of these claims to have a material effect on our financial condition or results of operations.

Safety, Health and Environmental Matters

General

We are subject to extensive environmental, health and safety laws in the United States, the European Union and elsewhere at the international, national, state, and local level. Many of these laws impose requirements relating to clean up of contamination, and impose liability in the event of damage to human beings, natural resources or property, and provide for substantial fines, injunctions and potential criminal sanctions for violations. The products, including the raw materials handled, are also subject to rigorous industrial hygiene regulations and investigation. The nature of the Company’s operations exposes it to risks of liability for breaches of these laws and regulations as a result of the production, storage, transportation and sale of materials that can cause contamination or personal injury when released into the environment. Environmental laws are subject to change and have tended to become stricter over time. Such changes in environmental laws, or the enactment of new environmental laws, could result in materially increased capital, operating and compliance costs.

Safety, Health and Environmental Systems

We are committed to achieving and maintaining compliance with all applicable safety, health and environmental (“SHE”) legal requirements, and the Company’s subsidiaries have developed policies and management systems that are intended to identify the SHE legal requirements applicable to the operations, enhance compliance with such requirements, ensure the safety of the Company’s employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although SHE legal requirements are constantly changing and are often difficult to comply with, these SHE management systems are designed to assist the Company in meeting our compliance goals and minimizing overall risk.

Regulatory Developments

In October 2003, the European Commission adopted a proposal for a new European Union framework for chemicals known as the Registration, Evaluation and Authorization of Chemicals, or REACH. While it is uncertain as to whether, when and in what form REACH will be finalized and become law, REACH may eventually significantly expand the European Union’s regulation of chemicals. As currently proposed, REACH would include requirements that certain manufacturers and importers of chemicals register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. As a specialty chemicals company, it is possible that we are the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of the Company’s products. The Company estimates it has over 400 products that might be subject to REACH.

Under the European Union Integrated Pollution Prevention and Control Directive (“IPPC”), European Union member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although it is not known with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our results of operations, financial position or liquidity.

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

Remediation Liabilities

Environmental laws have a significant effect on the nature and scope of any clean up of contamination at current and former operating facilities, the costs of transportation and storage of chemicals and finished products and the costs of the storage and disposal of wastes. In addition, “Superfund” statutes in the United States as well as statutes in other jurisdictions impose strict, joint and several liability for clean-up costs on the entities that generated waste and/or arranged for its disposal at contaminated third party sites, as well as the past and present owners and operators of contaminated sites. All responsible parties may be required to bear some or all clean-up costs regardless of fault, legality of the original disposal or ownership of the disposal site.

Environmental contamination is known to exist at certain of our present and former facilities, including our facilities located in Turin, Italy, St. Fromond, St. Cheron and Sens, France; Hainhaussen, Troisdorf, Schlebusch, Stadeln, Duisburg, Plochingen, Marktredwitz, Ronnenberg-Empelde and Langelsheim, Germany; Oss, The Netherlands; Kidsgrove, and Barrow, U.K.; Boksburg East, South Africa; Pratteln, Switzerland and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada and La Mirada, California. Soil contamination is also known to exist at our facilities at Freeport, Texas, Chasse-sur-Rhone, France and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport. We are currently operating groundwater remediation systems at our Hainhaussen,  Valdosta, and Silver Peak facilities. We also operate ground water remediation systems at our Schlebusch, Plochingen, Marktredwitz, Stadeln, Troisdorf and Laurens facilities, for which prior owners or insurers have assumed responsibility and a soil remediation project at our facility in St. Cheron, and we continue to monitor groundwater at the Beltsville facility, which was previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond and Barrow facilities due to prior spills and at the Harrisburg facility due to a landfill closure. We are also required to monitor groundwater quality at our facilities at Mourenx, France and New Johnsonville, Tennessee. We believe that additional environmental studies, and possibly environmental remediations, will be required at the Turin and Harrisburg facilities. We are also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Pratteln, Langelsheim, Troisdorf and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities such as a former disposal site in Laurel, Maryland, we are responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; contamination at a closed Chemetall Oakite facility in Houston, Texas, contamination at a former Chemetall Foote facility in Sunbright, Virginia, contribution towards the clean-up of three industrial landfills in the Basel, Switzerland area, groundwater remediation at Stadeln and former sites operated by   Dynamit Nobel’s previously divested explosives business. We are also a de minimis participant in several Superfund matters.

Although we cannot provide assurances in this regard, we do not believe that these issues will have a material adverse effect on our business or financial condition, but we do believe these issues may have a material adverse impact on the results of operations or cash flow in any given quarterly or annual reporting period. Nonetheless, the discovery of contamination arising from present or historical industrial operations at some of our and our predecessor’s former and present properties and/or at sites we and our predecessor disposed wastes could expose us to cleanup obligations and other damages in the future.

Government Enforcement Proceedings and Civil Litigation

During the course of the Company’s business, we may receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable SHE laws.  Currently, we are party to a consent order with the Metropolitan Sewer District (“MSD”) in Saint Louis, Missouri to reduce ammonia concentrations in wastewater discharge to a city treatment plant.  The entry into the consent order resulted from violations of our wastewater discharge permit. The order is presently stayed pending MSD’s negotiation of our own National Pollution Discharge Elimination System permit with the State of Missouri. Although we may be required to make capital expenditures in connection with this matter, it does not believe that this issue will have a material adverse effect on our business or financial condition.

Environmental Indemnities

Pursuant to the environmental deed entered into in connection with the KKR acquisition, Degussa, as successor to Laporte, is required to indemnify us and our subsidiaries for certain environmental matters that relate to the business as conducted prior to the closing of the KKR acquisition. The environmental deed provides that Degussa will indemnify us and our subsidiaries for claims for which notice is given within a period of two years for breaches of representations and warranties, which expired in 2002, and five years for claims related to the contamination of our and our subsidiaries’ properties (inclusive of contamination which leaks or escapes from our or our subsidiaries’ properties), which expires in September 2005. These indemnity obligations are subject to a minimum per matter loss of $0.2 million and are further subject to a $5.0 million deductible for the indemnity to be available. In addition, the environmental deed provides that Degussa will indemnify us and our subsidiaries for claims relating to properties that were formerly owned, occupied or used as of November 20, 2000, as well as properties owned by third parties (inclusive of disposal of waste and certain other identified issues prior to November 20, 2000). The environmental deed provides that in this instance, Degussa will be responsible for reasonable costs and expenses incurred.

In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies ag and its subsidiary, MG North America Holdings Inc., are required to indemnify us and our subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of our properties, if notified within ten years. If mg technologies and MG North America Holdings’ responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten mg technologies and MG North America Holdings are also obligated to indemnify us for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of Dynamit Nobel Acquisition, if notified within ten years. In addition, mg technologies and MG North America Holdings are obligated to indemnify us for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum per-claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 ($0.1 million and $0.9 million) depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, mg technologies and MG North America Holdings are obligated to indemnify us for certain environmental risks arising from certain “shared site” structures for a duration of ten years. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

In the event we seek indemnity under any of these agreements or through other means, there can be no assurance that mg technologies, MG North America Holdings, Degussa or any other party who may have obligations to indemnify us will adhere to their obligations and we may have to resort to legal action to enforce our rights under the indemnities. In addition, we may be required to make indemnity payments in connection with certain environmental matters. However, we do not believe that resolution of the known environmental matters subject to indemnification obligations owed to us or by us will have a material adverse effect on our business or financial condition, but may have a material adverse effect on the results of operations or cash flow in any given quarterly or annual reporting period.

Environmental Reserves

We have established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. Our liability estimates are based upon available facts, existing technology, past experience and, in some instances where the remediation costs are being paid directly by our insurers, insurance recoveries, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances.  On a consolidated basis, we accrued approximately $48.1 million and $51.9 million for known environmental liabilities as of June 30, 2005 and December 31, 2004, respectively, all of which are classified as other non-current liabilities on our consolidated balance sheets for such periods. Included in the $48.1 million and $51.9 million as of June 30, 2005 and December 31, 2004 is €6.5 million ($7.9 million using the exchange rate on June 30, 2005 of €1.00 = $1.2106) that is discounted using 5.0% discount rate (undiscounted amount equals $12.1 million), and €2.4 million ($2.9 million) that is discounted using 5.5% discount rate (undiscounted amount equals $4.6 million). In certain cases, our remediation liabilities are payable over periods of up to 30 years.

We believe these accruals are adequate based on currently available information. We may incur losses in excess of the amounts accrued; however, based on currently available information we do not believe the additional amount of potential losses would have a material effect on the Company’s results of operations or cash flow in any given quarterly or annual reporting period.  We are unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise our estimates based on new information becoming available.

We are obligated to undertake soil remediation at two facilities in Europe in the event manufacturing operations are discontinued there at some future date. We do not contemplate any such action occurring in the foreseeable future, as these facilities’ remaining lives are indefinite. Given the indeterminate useful life of these facilities and the corresponding indeterminate settlement date of any soil remediation obligations we do not have sufficient information to estimate a range of potential settlement dates for the obligations. Consequently, we cannot employ a present value technique to estimate fair value and, accordingly, we have not accrued for any related costs.

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

See Note 1—Description of Business and Summary of Significant Accounting Policies to Rockwood’s unaudited condensed consolidated financial statements included in Item 1—Financial Statements for a summary of our significant accounting policies. We believe the following to be the most critical accounting policies and estimates affecting preparation of our consolidated financial statements:

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

Initial goodwill impairment review begins with the estimate of fair value of each reporting unit generally based on an industry metric such as the ratio of enterprise value (commonly defined as market capitalization, plus long-term debt, less cash) to Adjusted EBITDA for the current year and the following year budget. If potential impairment is identified, we may expand the review to take into account expected future cash flows in subsequent years. Similarly, when we test for impairment of long-lived assets other than goodwill we initially review the estimated future undiscounted cash flows to be derived from the asset or asset group (collectively “asset”). If it appears that the asset is impaired based on undiscounted cash flows, the estimated fair value of the asset is calculated on a present value basis by multiplying the estimated future annual cash flows of the asset by the then current enterprise value ratio (a discounted measure) or by a discount factor appropriate to the related reporting unit, in accordance with paragraph 23 of SFAS 144. An impairment loss is recognized when the carrying value of the asset or goodwill exceeds the discounted cash flow (or other measure of) fair value.

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

Business Combinations – We account for business combinations using the purchase method of accounting as required by SFAS 141 Business Combinations.  Under the purchase method of accounting we are required to allocate the purchase price to the estimated fair value of assets acquired and liabilities assumed.  Examples of material estimates from our previous acquisitions are:

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

•                  The fair value of identifiable intangible assets such as patents and other intellectual property, customer lists, and trademarks, can be estimated by discounted cash flow and return on royalties.  The process utilized to identify intangible assets is consistent with the requirements of SFAS 141. When considered material, we have engaged an independent appraiser to provide expert advice in the identification of intangible assets acquired, valuation of such assets and determination of the estimated useful life. An independent appraiser, with management’s oversight and input, is required to make judgments and estimates that could cause such appraisals to differ from those of other appraisal experts.

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

Legal Matters.    We are involved in various legal proceedings, including commercial, product liability, intellectual property and environmental matters, of a nature that can be expected in our business. It is our policy to accrue for amounts related to these matters in accordance with SFAS 5, Accounting for Contingencies, if it is probable that a liability has been incurred and an amount can be reasonably estimated. The probability that a contingent liability has been incurred is regularly assessed by our legal staff, based on periodic reviews of available facts and circumstances for our legal matters, with senior operating and finance management both at the business accountable for the potential liability and at our corporate offices. This is supplemented where applicable by consultation with outside counsel. We do not believe it is informative to quantify past experience at assessing probability or estimating exposure since material matters of this nature at Rockwood often represent unique situations with little applicability to the assessment of probability or estimation of potential liability regarding other legal matters. It is our policy to disclose such matters when there is at least a reasonable possibility that a loss may have been incurred.

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

We have estimated and established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. On a consolidated basis, we have accrued approximately $48.1 million for known environmental liabilities as of June 30, 2005. Included in the $48.1 million and $51.9 million as of June 30, 2005 and December 31, 2004 is €6.5 million ($7.9 million using the exchange rate on June 30, 2005 of €1.00 = $1.2106) that is discounted using 5.0% discount rate (undiscounted amount equals $12.1 million), and €2.4 million ($2.9 million) that is discounted using 5.5% discount rate (undiscounted amount equals $4.6 million). Some of these liabilities were assumed as part of business combinations, others resulted from charges to operations when the underlying costs were probable and could be reasonably estimated. Given that these obligations may be paid/relieved over extended time periods (30 years in some cases), charges or credits to operations may be required as information is gathered and estimates refined.

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

For example, we have accrued liabilities of $18.7 million as of June 30, 2005 to cover restructuring liabilities for employee severance and facility closure costs in connection with the Dynamit Nobel Acquisition.  Although under the rules of purchase accounting, this is not charged to operations, in the event that our estimates of such costs are too low, an additional charge to operations would be required.

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

We have cumulative net operating loss carry forwards in the U.S., Germany, Switzerland, Italy, Mexico, and the UK. We have fully reserved for net operating loss carry forwards in Switzerland, Italy, Mexico and the UK and certain states in the U.S. as we have concluded realizability of these net operating loss carry forwards is not more likely than not. In accordance with Company policy, the U.S. Federal valuation allowance has been partially reversed as a result of positive operating results. We have not recorded valuation allowances on our German net operating loss carry forwards as we have considered positive evidence such as forecasted future taxable income based on historical taxable income adjusted for charges which are not indicative of future operations and as the carry forward period is indefinite.

SFAS 109, Accounting for Income Taxes, (“SFAS 109”) paragraph 105, “requires consideration of future taxable income and other available evidence when assessing the need for a valuation allowance.” Various assumptions and strategies (including elections for tax purposes) are implicit in estimates of forecasted future taxable income.

We believe that, in situations in which future realization of deferred tax assets is dependent on taxable income from future operations, SFAS 109 requires the relative significance of cumulative losses be addressed within the guidance provided in paragraphs 24 and 103. Accordingly, in assessing the realization of U.S. jurisdiction net operating loss carry forwards for the years ended December 31, 2002, 2003 and 2004 and, considering future taxable income, we have identified the key elements of both positive and negative evidence and evaluated such evidence by applying the guidance provided by paragraphs 24 and 103 of SFAS 109.

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

The valuation allowance for US net operating losses established at December 31, 2004 has been reduced by $38.9 million in the first six months of 2005. Of this reduction, $11.1 million has been recorded as a decrease to goodwill representing the expected utilization of certain net operating losses acquired in the Dynamit Nobel acquisition. The remaining $27.8 million has been reflected as a reduction in income tax expense for the first six months ended June 30, 2005.  The determination of the net operating losses to be utilized is based on a “first-in, first-out” methodology.

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

We are committed to buying and selling businesses within our portfolio of businesses as opportunities arise to enhance our overall results. We are committed to selling assets which are non-core and which would generate a taxable gain in the event of expiring U.S. Federal NOL’s.

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

The measurement of our pension obligations, costs and liabilities is dependent on a variety of assumptions used by our actuaries.  These assumptions include estimates of the present value of projected future pension payments to all plan participants, with consideration to the likelihood of potential future events such as salary increases (due to marketplace conditions and/or inflation) and demographic experience (such as retirement and mortality rates).  These assumptions may have an effect on the amount and timing of future contributions or benefit payments.  For funded plans, the plan trustee obtains an independent valuation of the fair value of pension plan assets and prepares estimates of expected returns based on target asset allocations multiplied by current marketplace rates of return for comparable assets.  We base the discount rate assumption on investment yields available at year-end on AA-rated corporate long-term bonds.  The effects of actual results differing from our assumptions are accumulated and amortized over future periods and therefore are likely to affect our recognized expense in those periods. We cannot predict these bond yields or investment returns and therefore cannot reasonably estimate whether adjustments to our stockholders’ equity for minimum pension liability in subsequent years will be significant.

Effects of Recently Issued Accounting Standards

We plan to implement the financial accounting standards listed below on January 1, 2006. We are still in the process of evaluating SFAS 123R as to its potential impact, if any but we do not expect any significant impact on our financial position, results of operations, or cash flows from the implementation of these standards.

SFAS 151	Inventory Costs
SFAS 153	Exchanges of Nonmonetary Assets
SFAS 154	Accounting Changes and Error Corrections
SFAS 123R	Share Based Payment

 SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), requiring that such items be recognized as current-period charges.  This statement eliminates a narrow difference between the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (IASB) accounting standards to improve the comparability of cross-border financial reporting.

 SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement eliminates a narrow difference between the FASB and IASB accounting standards to improve the comparability of cross-border financial reporting.

 SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statement of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 also requires that (1) a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  This statement eliminates a narrow difference between the FASB and IASB accounting standards to improve the comparability of cross-border financial reporting.

SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share-based payments as previously provided in APB 25. As our ultimate parent, the issuer of these equity-based awards, is not yet a publicly traded equity company, we will apply SFAS 123R on a prospective basis. As such, new awards, modifications to existing awards, repurchases or cancellations subsequent to February 11, 2005 (the date on which our ultimate parent Holdings filed its Form S-1) will be accounted for in accordance with SFAS 123R on the modified prospective basis.

FASB Interpretation (“FIN”) 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 will be effective December 31, 2005 for the Company.  The adoption of FIN 47 is not expected to have a material impact on the Company.

In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 clarifying the accounting and disclosure requirements for employers with postretirement benefit plans that have been or will be affected by the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”). The Act introduced two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. FSP 106-2 was effective July 1, 2004. The adoption of FSP 106-2 did not have a material impact on the Company.

Forward-Looking Statements

This document contains forward-looking statements. Forward-looking statements are not statements of historical fact and may involve a number of risks and uncertainties. Forward-looking statements give our current expectations or forecasts of future events and estimates of amounts not yet determinable. We have used the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “predict,” “could,” “may” and other words and terms of similar meaning, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matter expressed in or implied by these forward-looking statements. In particular, these statements include, among other things, statements relating to:

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

You should keep in mind that any forward-looking statements made by us in this document or elsewhere speak only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

A discussion and analysis of the Company’s market risk is included in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2004.  There have been no significant changes to these market risks as of June 30, 2005.

 Item 4.  Controls and Procedures

 Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2005. We have identified a material weakness in internal controls within the financial reporting process with respect to the timely analyses and reporting of income tax provisions and pensions and other post-retirement benefits related to our newly acquired businesses mainly due to our dependence on external resources for data accumulation and analysis, and within the design and operation of our purchase accounting review procedures.

The material weakness regarding the timely analyses and reporting of income tax provisions and pensions and other post-retirement benefits related to our newly acquired businesses and resulted in our inability to timely file our Annual Report on Form 10-K. Our ultimate parent company, Rockwood Holdings, Inc., had filed a registration statement on Form S-1 with the SEC in February 2005 and we decided to incorporate into our Annual Report on Form 10-K all relevant information obtained as a result of that registration process. Additionally, we entered into several significant transactions during 2004, most notably the acquisition of the Dynamit Nobel businesses, along with the acquisition of the pigments and dispersions business of Johnson Matthey plc and the Groupe Novasep combination. These transactions substantially expanded the scope of our business operations, which in turn significantly increased the complexity of our financial reporting obligations. As a result of this significantly increased complexity, we were unable to incorporate into our Annual Report on Form 10-K in a timely manner certain information, principally related to our newly acquired businesses, and information that we obtained as a result of Rockwood Holdings’ registration process.

The material weakness within the design and operation of our purchase accounting review procedures resulted in certain purchase accounting errors in connection with the Dynamit Nobel Acquisition and the Groupe Novasep combination that required adjustment. These errors consisted of a mathematical error in the determination of the minority interest attributable to the Groupe Novasep combination and an error in the determination of the Groupe Novasep SAS purchase price, certain mathematical errors contained in the valuation report prepared by our independent valuation specialists in conjunction with the Dynamit Nobel Acquisition and an error in the determination of the fair value of deferred income and restructuring reserves related to the former corporate offices of Dynamit Nobel.

As a result of these errors, we restated our consolidated balance sheet as of December 31, 2004 and consolidated statement of changes in stockholders’ equity for the year then ended in our Annual Report on Form 10-K and our consolidated balance sheet as of March 31, 2005 in our quarterly report on Form 10-Q.

The errors related to the Groupe Novasep combination involved isolated manual calculations performed outside of our electronic consolidation system. As a result of these errors, we are in the process of implementing additional detailed review procedures of these calculations, including additional levels of review by our existing corporate accounting staff, as part of our quarter- and year-end close process beginning in the second quarter. We also recently hired an assistant controller responsible solely for external financial reporting and technical accounting matters and plan to hire an additional employee with technical accounting and external financial reporting expertise to further strengthen our corporate accounting staff.

The Dynamit Nobel purchase accounting errors, specifically related to the appraisal calculations, also occurred outside of our electronic consolidation system and involved calculations outside the normal year-end closing process. As a result of these errors, we are in the process of implementing similar additional review procedures related to Dynamit Nobel purchase accounting activity as part of our quarter- and year-end close process beginning in the second quarter, and are utilizing the additional financial reporting resources identified above to strengthen our review process of significant and complex financial reporting areas, including purchase accounting.

We are also in the process of creating and staffing a global tax department at our corporate headquarters to, among other matters, strengthen the income tax accounting function. Towards that end, we have hired a new head of the global tax department to manage this function internally.  We expect this department to be in place in the third quarter of 2005. We have also engaged a global coordinating actuary to enhance the internal controls over the accounting for pensions. Furthermore, we have engaged external consultants to review our closing process and systems and make recommendations which we plan to begin implementing during the fourth quarter of 2005.

Given that the remediation process has not been fully completed, the material weakness still exists. However, we believe that the procedures and additional staff discussed above are likely to improve significantly our internal controls over financial reporting.

We are currently performing the system and process evaluation of our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. The requirements of Section 404 will initially apply to us in connection with our annual report on Form 10-K for the year ended December 31, 2006. In connection with our preliminary evaluation, we have identified other areas of internal controls that may need improvement, such as internal controls related to the segregation of duties at certain smaller locations, system access and user security profiles, operating policies and procedures and in each case particularly with respect to newly acquired businesses. We plan to begin in late 2005 the testing necessary to permit the management certification and auditor attestation required to comply with Section 404. As we complete the evaluation and testing required by Section 404, we may identify conditions that may be categorized as significant deficiencies or material weaknesses in the future.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various legal proceedings, including commercial, product liability, intellectual property and environmental matters of a nature considered normal to our business. However, we do not believe that there is any individual legal proceeding that is likely to have a material adverse effect on our business or financial condition. We cannot predict the outcome of any litigation or the potential for future litigation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit
10.1	2005 Amended and Restated Stock Purchase and Option Plan for Rockwood Holdings, Inc. and Subsidiaries*

10.2	Short-Term Incentive Plan for Rockwood Holdings, Inc. and Subsidiaries*

31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*      Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 4, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ SEIFI GHASEMI
Seifi Ghasemi Chairman of the Board and Chief Executive Officer Date: August 12, 2005

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta Senior Vice President and Chief Financial Officer Date: August 12, 2005