Form 10-Q
period 2006-06-30
ROCKWOOD SPECIALTIES GROUP INC
filed 2006-08-14
CIK 1261302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 10, 2006, there were 382,000 outstanding shares of common stock, par value $0.01 per share, of the Registrant.

TABLE OF CONTENTS
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
NET SALES	$ 855.8	$ 817.4	$ 1,668.4	$ 1,587.1
COST OF PRODUCTS SOLD	586.9	554.4	1,149.8	1,098.5
GROSS PROFIT	268.9	263.0	518.6	488.6
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	162.3	157.5	319.3	307.7
RESTRUCTURING CHARGES, net	1.0	2.9	2.2	5.8
OPERATING INCOME	105.6	102.6	197.1	175.1
OTHER INCOME (EXPENSES):
Interest expense, net	(47.8)	(55.7)	(86.9)	(103.9)
Foreign exchange gain, net	5.5	58.6	2.9	100.5
Loss on sale of business	—	—	(12.1)	—
Other, net	0.2	—	2.4	—
Net	(42.1)	2.9	(93.7)	(3.4)
INCOME BEFORE TAXES AND MINORITY INTEREST	63.5	105.5	103.4	171.7
INCOME TAX PROVISION	25.2	16.8	22.1	41.7
NET INCOME BEFORE MINORITY INTEREST	38.3	88.7	81.3	130.0
MINORITY INTEREST	(1.2)	0.9	(4.2)	1.7
NET INCOME	$37.1	$89.6	$77.1	$131.7

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32.4	$98.1
Accounts receivable, net	552.9	484.2
Inventories	483.7	458.2
Deferred income taxes	16.1	17.7
Prepaid expenses and other current assets	60.6	68.1
Total current assets	1,145.7	1,126.3
PROPERTY, PLANT AND EQUIPMENT, net	1,500.9	1,406.5
GOODWILL	1,690.4	1,599.2
OTHER INTANGIBLE ASSETS, net	598.8	578.9
DEFERRED DEBT ISSUANCE COSTS, net of accumulated amortization of $19.1 and $13.5, respectively	55.2	56.6
OTHER ASSETS	56.8	44.0
TOTAL ASSETS	$5,047.8	$4,811.5
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$273.5	$295.7
Income taxes payable	32.8	18.9
Accrued compensation	88.1	92.0
Restructuring liability	10.0	13.6
Accrued expenses and other current liabilities	211.4	188.8
Senior secured revolving credit facility	25.6	30.0
Long-term debt, current portion	97.1	83.1
Total current liabilities	738.5	722.1
LONG-TERM DEBT	2,753.7	2,730.7
PENSION AND RELATED LIABILITIES	378.0	361.6
DEFERRED INCOME TAXES	28.6	32.7
OTHER LIABILITIES	99.9	106.3
Total liabilities	3,998.7	3,953.4
MINORITY INTEREST	31.7	25.2

STOCKHOLDER'S EQUITY:
Common stock ($0.01 par value, 1,000,000 shares authorized; 382,000 shares issued and outstanding)	—	—
Paid-in capital	1,003.9	1,003.4
Accumulated other comprehensive income	162.9	56.0
Accumulated deficit	(149.4)	(226.5)
Total stockholder's equity	1,017.4	832.9
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$5,047.8	$4,811.5

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six months ended June 30,
	2006	2005
		As restated
		See Note 16
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77.1	$131.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109.1	105.2
Deferred financing costs amortization	4.7	4.7
Foreign exchange gain, net	(2.9)	(100.5)
Loss on sale of business	11.3	—
Gains related to asset sales	(0.6)	—
Fair value adjustment of derivatives	(15.5)	(6.2)
Bad debt provision	0.2	0.8
Deferred income taxes	(4.7)	21.0
Minority interest	4.2	(1.7)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(49.0)	(28.8)
Inventories, including inventory write-up reversal	(15.1)	(24.3)
Prepaid expenses and other assets	6.9	(13.3)
Accounts payable	(24.5)	43.2
Income taxes payable	19.7	3.1
Accrued expenses and other liabilities	(15.5)	(56.2)
Net cash provided by operating activities	105.4	78.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(13.4)	—
Capital expenditures, excluding capital leases	(90.1)	(92.4)
Proceeds on sale of property, plant and equipment	2.5	0.2
Net cash used in investing activities	(101.0)	(92.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured credit facilities	103.1	302.0
Repayment of senior secured credit facilities	(129.2)	(302.0)
Payments on other long-term debt	(40.6)	(15.6)
Net cash used in financing activities	(66.7)	(15.6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3.4)	(0.3)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(65.7)	(29.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98.1	111.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$32.4	$82.0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$86.5	$97.9
Income taxes paid, net of refunds	$6.4	$18.1
NON-CASH INVESTING ACTIVITIES:
Acquisition of equipment under capital leases	$1.5	$4.8
Decrease in liabilities for property, plant and equipment	$(15.5)	$(15.6)

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

On July 31, 2004, the Company completed the acquisition of four businesses of Dynamit Nobel from mg technologies ag and MG North America Holdings, Inc. (the “Dynamit Nobel Acquisition”). The businesses acquired are focused on highly specialized markets and consist of: white pigments, surface treatment and lithium chemicals; ceramics; and pharmaceutical intermediates.

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

The interim financial statements included herein are unaudited. The condensed consolidated financial statements are presented based upon accounting principles generally accepted in the United States of America (“U.S. GAAP”), except that certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s 2005 Form 10-K. In the opinion of management, this information contains all adjustments necessary, consisting of normal and recurring accruals, for a fair presentation of the results for the periods presented.

The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

The Company’s minority interest represents the total of the minority party’s interest in certain investments (principally the Groupe Novasep segment) that are consolidated but less than 100% owned.

Nature of Operations/Segment Reporting—The Company is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials. The Company operates in various business lines within its seven reportable segments consisting of: (1) Specialty Chemicals, which includes lithium compounds and chemicals, metal surface treatment chemicals, and synthetic metal sulfides, (2) Performance Additives, which includes color pigments and services, timber treatment chemicals, clay-based additives, and water treatment chemicals, (3) Titanium Dioxide Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds, (4) Advanced Ceramics, which includes ceramic-on-ceramic ball head and liner components used in hip-joint prostheses systems, ceramic cutting tools and a range of other ceramic components, (5) Groupe Novasep (formerly known as Custom Synthesis), which includes sensitive chemistry, highly potent active ingredients and chiral technologies for the synthesis of pharmaceutical compounds and purification and separation process equipment, systems and studies, (6) Specialty Compounds, which consists of plastic compounds, and (7) Electronics, which consists of electronic chemicals, wafer reclaim and photomasks.

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

Comprehensive income is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2006	2005	2006	2005
Net income	$37.1	$89.6	$77.1	$131.7
Foreign currency translation	93.6	(79.1)	119.0	(119.6)
Intercompany foreign currency transactions	34.9	(96.7)	66.5	(161.8)
Net investment hedge, net of tax	(57.9)	25.0	(83.2)	31.2
Reduction of minimum pension liability, net of tax	—	—	4.6	—
Total comprehensive income (loss)	$107.7	$(61.2)	$184.0	$(118.5)

In November 2004, the Company completed the sale of €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 (“2014 Notes”). In connection with the 2014 Notes, the Company entered into a cross-currency swap with a five-year term and a notional amount of €155.6 million that effectively converted the U.S. dollar fixed-rate debt in respect of the dollar notes sold into euro fixed-rate debt. The Company has designated this contract as a hedge of the foreign currency exposure of its net investment in its euro-denominated operations. There was no ineffective portion of the net investment hedge as of June 30, 2006 and December 31, 2005. The Company does not expect any of the loss on the net investment hedge residing in other comprehensive income at June 30, 2006 to be reclassified into earnings during the subsequent twelve months.

In addition, we designated the remaining portion of our euro-denominated debt that is recorded on our U.S. books as a net investment hedge of our euro-denominated investments as of October 1, 2005 (euro-denominated debt of €684.3 million or $875.0 million based on the June 30, 2006 exchange rate of €1.00 = $1.2787). As a result, effective October 1, 2005, any foreign currency gains and losses resulting from the euro-denominated debt discussed above is accounted for as a component of accumulated other comprehensive income. There was no ineffective portion of the net investment hedge as of June 30, 2006. The Company does not expect any of the loss on the net investment hedge residing in other comprehensive income at June 30, 2006 to be reclassified into earnings during the subsequent twelve months.

Accounting for Environmental Liabilities—In the ordinary course of business, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. The Company’s policy has been to accrue costs of a non-capital nature related to environmental clean-up when those costs are believed to be probable and can be reasonably estimated. If the aggregate amount of the obligation and the amount and timing of the cash payments for a site are fixed or reliably determinable, the liability is discounted. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized and expenditures related to existing conditions resulting from past or present operations and from which no current or future benefit is discernible are immediately expensed. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation and the length of time involved in remediation or settlement. In some matters, the Company may share costs with other parties. The Company does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities. The Company’s liability estimates are based upon available facts, existing technology, past experience and, in some instances, insurance recoveries where the remediation costs are being paid directly by the Company’s insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances.

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

SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the use of the intrinsic value method of accounting for share-based payments as previously provided in APB 25. The Company is applying SFAS 123R on a modified prospective basis. In accordance with SFAS 123R, beginning in the first quarter of 2006, the Company recorded compensation cost for the unvested portion of awards issued after February 2005, which is the date Holdings filed its registration statement with the Securities and Exchange Commission (“SEC”), and for any awards modified, repurchased or cancelled after this date. See Note 2, “New Accounting Standard – Share-Based Payment (“SFAS No. 123R”),” and Note 3, “Stock-Based Compensation,” for further details of the impact of adopting this standard.

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

The Company will adopt the following in the first quarter of 2007:

In June 2006, a final consensus was reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).  The scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes.  This Issue affirms that the presentation of taxes in the income statement should be on either a gross (included in revenues and costs) or a net (excluded from revenues) basis and that this is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22.  In addition, if such taxes are significant and reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements.  The Company will adopt this EITF in the first quarter of 2007 and is currently evaluating the impact it will have on its financial statements.

In July 2006, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, was issued.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation in the first quarter of 2007 and is currently evaluating the impact it will have on its financial statements.

2.    NEW ACCOUNTING STANDARD – SHARE-BASED PAYMENT (SFAS NO. 123R):

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, and related interpretations and began expensing the grant-date fair value of stock options. Prior to January 1, 2006, the Company applied the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense was recognized in net income for employee stock options, as the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The estimated impact of adopting SFAS No. 123R in 2006 is expected to reduce net income for the year by approximately $0.2 million before taxes.

As noted above under “Recent Accounting Pronouncements,” the Company adopted SFAS No. 123R using the modified prospective approach and therefore has not restated prior periods. As a result, the Company is recording compensation cost for the unvested portion of awards issued after February 2005 and for any awards modified, repurchased or cancelled after this date. In the three and six months ended June 30, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of less than $0.1 million and $0.1 million, respectively. The incremental stock-based compensation expense caused income before taxes and minority interest to decrease by less than $0.1 million and net income to decrease by less than $0.1 million for the three months ended June 30, 2006. For the six months ended June 30, 2006, the incremental stock-based compensation expense caused income before taxes and minority interest to decrease by $0.1 million and net income to decrease by $0.1 million.

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

	Three months	Six months
	ended	ended
($ in millions)	June 30, 2005	June 30, 2005
Net income, as reported	$89.6	$131.7
Less: Stock-based employee compensation expense determined under fair value based method, net of tax	(0.2)	(0.4)
Pro forma net income applicable to common shareholders	$89.4	$131.3

3.    STOCK-BASED COMPENSATION:

Rockwood Plan

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

Stock Options—Stock options granted under the Plan shall have an exercise price at least equal to the fair market value of the Company’s common stock on the date of grant. There are two types of options available for grant under the Plan. Time options have a life of ten years from the date of grant and vest as follows: time options granted prior to 2004 vest 10% in year one, 10% year two, 25% year three, 25% year four and 30% year five; time options granted in 2004 and after vest in installments of 20% on each of the first five anniversaries of the grant date. Performance options have a life of ten years and become exercisable with respect to 20% of the total performance options granted upon the achievement of certain performance targets. Performance options become exercisable on the eighth anniversary of the grant date to the extent that the options have not become otherwise exercisable or have not been terminated. In October 2004, the performance targets were modified as a result of the Dynamit Nobel Acquisition. Certain option holders have “company-wide performance targets,” for which targets are based on the achievement by Holdings of certain implied equity values. Other option holders have “divisional performance targets,” for which targets are based on a particular division’s achievement of annual or cumulative EBITDA.

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

The compensation cost charged against income under the Plan in the three and six months ended June 30, 2006 for share-based compensation programs was less than $0.1 million and $0.1 million, respectively, before taxes.

The fair value of options granted in the first six months of 2006 is estimated on the date of grant using the Black-Scholes option pricing model that used the assumptions noted in the following table:

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

As of June 30, 2006, there was $0.2 million of unrecognized compensation cost related to nonvested stock options determined in accordance with SFAS No. 123R, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

As of January 1, 2006 and June 30, 2006, the number of nonvested stock options determined in accordance with SFAS No. 123R were 53,800 and 35,557, respectively, and the weighted-average grant date fair value of nonvested stock options were $8.68 and $8.75, respectively.

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was less than $0.1 million. Cash received from option exercises during the first half of 2006 was less than $0.1 million. The total tax benefit realized from options exercised in the first half of 2006 was less than $0.1 million. The total fair value of shares vested during the three and six months ended June 30, 2006 was less than $0.1 million.

A summary of the status of Holdings’ options granted pursuant to the Plan at June 30, 2006 and changes during the period ended on that date is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(‘000)		(years)	($ in millions)
Outstanding at December 31, 2005	3,863	$14.69
Granted	11	23.68
Exercised	(2)	14.61
Forfeited	(42)	18.76
Outstanding at June 30, 2006	3,830	$14.67	6.70	$32.0

Options exercisable at June 30, 2006	1,695	$14.61	6.09	$14.2

Weighted-average fair value of options granted during the period	$10.12

Subsidiary Plan

Stock Options—In September 2005, Groupe Novasep SAS (“Groupe Novasep”), a subsidiary of the Company, approved a stock option plan for certain of its employees (the “Subsidiary Plan”). Under the Subsidiary Plan, there are 24,543 authorized shares of Groupe Novasep stock available for grant. There are two types of options available for grant under the Subsidiary Plan. Time options have a life of 62 months from the date of grant and vest as follows: 20% per year at each one year anniversary. Performance options have a maximum life of ten years and become exercisable based on attainment of certain stock price targets on the occasion of certain triggering events (IPO or Change of Control).

Stock Purchase—Eligible employees and management personnel of Groupe Novasep and its subsidiaries can purchase shares of common stock at prices as determined by the Supervisory Board of Groupe Novasep. Under the Subsidiary Plan, Groupe Novasep sold 4,013 shares during the quarter ended December 31, 2005 at the fair market value of the stock (€211.00 per share) as determined by the Supervisory Board of Groupe Novasep at the date of purchase for gross proceeds of $1.0 million.

The Company recorded no compensation cost in the historical statements of operations related to the Subsidiary Plan prior to 2006. The time options qualified as a fixed plan in accordance with APB Opinion 25 prior to 2006. The performance options do not qualify as a fixed plan and therefore are accounted for as a variable plan. In accordance with FASB Interpretation No. 38, Determining the Measurement Date for Stock Option, Purchase, and Award Plans Involving Junior Stock—An Interpretation of APB Opinion No. 25, as the triggering events were not probable, no compensation cost was recorded as of June 30, 2006.

The compensation cost charged against income under the Subsidiary Plan in the three and six months ended June 30, 2006 for share-based compensation programs was less than $0.1 million before taxes.

There were no options granted or exercised in the first six months of 2006 under the Subsidiary Plan. The fair value of options granted in 2005 was estimated on the date of grant using the Black-Scholes option pricing model.

As of June 30, 2006, there was €0.9 million ($1.2 million using a June 30, 2006 exchange rate of €1.00 = $1.2787) of unrecognized compensation cost related to nonvested stock options under the Subsidiary Plan, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

A summary of the status of the options granted by Groupe Novasep at June 30, 2006 and changes during the period ended on that date is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	('000)		(years)	(in millions)
Outstanding at December 31, 2005	22	€211.00
Granted	—	—
Exercised	—	—
Forfeited	(1)	211.00
Outstanding at June 30, 2006	21	€211.00	9.33	€—

Options exercisable at June 30, 2006	—	€—	—	€—

Weighted-average fair value of options granted during the period	€—

4.    SEGMENT INFORMATION:

Rockwood operates in seven reportable segments according to the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company’s chief operating decision maker, who is the Company’s Chief Executive Officer. The seven segments are: (1) Specialty Chemicals, which consists of the surface treatment and fine chemicals business lines; (2) Performance Additives, which consists of the color pigments and services, timber treatment chemicals, clay-based additives and water treatment chemicals business lines; (3) Titanium Dioxide Pigments; (4) Advanced Ceramics; (5) Groupe Novasep; (6) Specialty Compounds; and (7) Electronics, which consists of the electronic chemicals, wafer reclaim and photomasks business lines.

Items that cannot be readily attributed to individual segments have been classified as “Corporate.” Corporate operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, legal, internal auditing and consolidation accounting as well as the cost of operating our central offices (including some maintained based on legal or tax considerations). The primary components of corporate loss, in addition to operating loss, are interest expense on external debt (including the amortization of deferred financing costs), foreign exchange losses or gains, and mark-to-market gains or losses on derivatives. Major Corporate components within the reconciliation of income before taxes and minority interest (described more fully below) include systems/organization establishment expenses such as outside consulting costs for Sarbanes-Oxley initial documentation and fees relating to the implementation of a new consolidation software system, tax provision (benefit) resulting from corporate income (losses), interest expense on external debt, foreign exchange losses or gains, refinancing expenses related to external debt and initial public offering related expenses. Corporate identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing, deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The corporate classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel. These operations are substantially unrelated by nature to businesses currently within the Company’s operating segments.

Summarized financial information for each of the reportable segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Groupe	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Novasep	Compounds	Electronics	Corporate	Consolidated
Three months ended June 30, 2006
Net sales	$232.0	$212.8	$111.0	$98.0	$84.3	$66.1	$51.6	$—	$855.8
Adjusted EBITDA	50.7	42.8	21.8	25.6	19.8	8.6	9.7	(12.8)	166.2
Three months ended June 30, 2005
Net sales	$219.7	$190.1	$109.2	$96.4	$95.0	$62.1	$44.9	$—	$817.4
Adjusted EBITDA	49.4	47.2	22.1	24.1	12.8	7.4	7.0	(9.5)	160.5
Six months ended June 30, 2006
Net sales	$460.1	$395.3	$219.2	$190.7	$172.8	$129.3	$101.0	$—	$1,668.4
Adjusted EBITDA	102.1	76.1	42.7	49.2	35.7	15.9	18.3	(25.1)	314.9
Six months ended June 30, 2005
Net sales	$439.7	$349.6	$213.7	$188.3	$187.9	$120.2	$87.7	$—	$1,587.1
Adjusted EBITDA	92.4	81.4	43.0	45.5	23.0	14.7	12.8	(19.1)	293.7

			Titanium
	Specialty	Performance	Dioxide	Advanced	Groupe	Specialty
	Chemicals	Additives	Pigments	Ceramics	Novasep	Compounds	Electronics	Corporate (a)	Eliminations (b)	Consolidated
Identifiable assets as of:
June 30, 2006	$1,773.0	$1,053.6	$687.9	$723.3	$362.1	$235.1	$340.0	$249.5	$(376.7)	$5,047.8
December 31, 2005	1,501.6	1,011.5	644.8	653.3	396.7	221.9	323.6	259.5	(201.4)	4,811.5

(a)     This includes $42.7 million and $39.7 million of assets from the legacy businesses formerly belonging to Dynamit Nobel at June 30, 2006 and December 31, 2005, respectively.

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

Geographic information regarding net sales based on seller’s location and long-lived assets are described in Note 3, “Segment Information,” in the Company’s 2005 Form 10-K.

The summary of segment information above includes “Adjusted EBITDA,” a financial measure used by the chief operating decision maker, who is the Company’s Chief Executive Officer, to evaluate the operating performance of each segment.

Items excluded from Adjusted EBITDA

The process of refocusing and restructuring the businesses acquired in the KKR Acquisition and establishing the post-acquisition corporate entity, along with the impact of the acquisition of the specialty chemicals and advanced materials businesses of Dynamit Nobel and Holdings’ initial public offering, resulted in a number of charges that have affected Rockwood’s historical results. These charges, along with certain other items, are added to or subtracted from income before taxes and minority interest to derive Adjusted EBITDA, as defined below. The more significant of these items include the following:

•                  Systems/organization establishment expenses.  For the three and six months ended June 30, 2006, expenses of $2.2 million and $4.1 million, respectively, were recorded related to professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002 and fees relating to the implementation of a new consolidation software system. For the three and six months ended June 30, 2005, expenses of $0.7 million and $1.9 million, respectively, were recorded related to the integration of the business acquired in the Dynamit Nobel Acquisition, as well as professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002. These expenses are reflected in the “Corporate” column when the Company’s results are presented on a segment basis. We estimate non-recurring costs of approximately $1.2 million are remaining to complete initial Sarbanes-Oxley compliance.

•                  Restructuring and related charges.  Restructuring charges of $1.0 million and $3.4 million were recorded in the three months ended June 30, 2006 and 2005, respectively, and $2.2 million and $6.3 million (which includes $0.5 million of charges recorded in the second quarter of 2005 in cost of products sold in the condensed consolidated statements of operations) in the six months ended June 30, 2006 and 2005, respectively, for miscellaneous restructuring activities, including headcount reductions and facility closures (see Note 13, “Restructuring Liability,” for further details).

•                  Loss on sale of business.  In connection with the sale of Rohner AG in March 2006, the Company recorded a pre-tax loss of $12.1 million for the six months ended June 30, 2006 (see Note 12, “Sale of Rohner AG,” for further detail).

•                  Inventory write-up reversal.  Under SFAS 141, Business Combinations, all inventories acquired in an acquisition must be revalued to “fair value.” In connection with the Groupe Novasep combination in 2004, the acquisition of the Süd-Chemie businesses in 2005 and an acquisition in the Advanced Ceramics segment in 2006, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. This resulted in a consequential reduction in gross profit, including currency effects, of $0.1 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively, and $0.9 million and $3.1 million for the six months ended June 30, 2006 and 2005, respectively, as the inventory was sold in the normal course of business

•                  Chromated copper arsenate (CCA) litigation defense costs.  Costs of $0.2 million and $1.1 million were recorded in the three months ended June 30, 2006 and 2005, respectively, and $0.5 million and $1.5 million were recorded in the six months ended June 30, 2006 and 2005, respectively, in connection with litigation defense costs related to the Company’s Timber Treatment Chemicals business line of the Performance Additives segment.

•                  Cancelled acquisition and disposal costs.  For the three months ended June 30, 2006 and 2005, costs of $0.3 million and $0.4 million, respectively, and for the six months ended June 30, 2006 and 2005, costs of $0.9 million and $0.6 million, respectively, were recorded in connection with non-consummated acquisitions and dispositions.

•                  Foreign exchange gain (loss), net.  During the periods presented, the Company recorded foreign exchange gains and (losses) related to our long-term debt and other non-operating transactions. These amounts primarily reflect the non-cash translation impact on our euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar and/or the British pound.  For the three months ended June 30, 2006 and 2005, gains of $5.5 million and $58.6 million, respectively, were recorded.  For the six months ended June 30, 2006 and 2005, gains of $2.9 million and $100.5 million, respectively, were recorded.  The decrease in 2006 was primarily due to the designation of the majority of the Company’s euro-denominated debt as a net investment hedge in October 2005 whereby foreign exchange gains and losses are now recorded in accumulated other comprehensive income within stockholders’ equity for the portion of the hedge that remains effective.

•                  Gains related to asset sales and other.  In the six month period ended June 30, 2006, we recorded $2.3 million of income primarily related to the correction of an immaterial error reported in the first quarter of 2006 related to a previously unrecorded asset in the Titanium Dioxide segment of $1.6 million.

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

The Company uses Adjusted EBITDA on a segment basis to assess its operating performance. Because the Company views Adjusted EBITDA on a segment basis as an operating performance measure, the Company uses income before taxes and minority interest as the most comparable GAAP measure. The following table presents a reconciliation of income before taxes and minority interest to Adjusted EBITDA on a segment GAAP basis:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Groupe	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Novasep	Compounds	Electronics	Corporate	Consolidated
Three months ended June 30, 2006
Income (loss) before taxes and minority interest	$25.1	$25.8	$5.3	$8.8	$8.9	$6.3	$5.3	$(22.0)	$63.5
Interest expense, net (a)	13.2	3.6	7.2	8.1	3.8	—	—	11.9	47.8
Depreciation and amortization	11.7	12.2	9.3	8.2	7.7	2.3	4.4	1.2	57.0
Restructuring and related charges	0.3	0.6	—	—	—	—	0.1	—	1.0
CCA litigation defense costs	—	0.2	—	—	—	—	—	—	0.2
Systems/organization establishment expenses	0.1	0.4	—	0.3	—	—	—	1.4	2.2
Cancelled acquisition and disposal costs	0.3	—	—	—	—	—	—	—	0.3
Inventory write-up reversal	—	—	—	0.1	—	—	—	—	0.1
Gains related to asset sales	—	—	—	0.1	(0.2)	—	—	—	(0.1)
Foreign exchange loss (gain), net	0.3	—	—	—	(0.4)	—	(0.1)	(5.3)	(5.5)
Other	(0.3)	—	—	—	—	—	—	—	(0.3)
Total Adjusted EBITDA	$50.7	$42.8	$21.8	$25.6	$19.8	$8.6	$9.7	$(12.8)	$166.2
Three months ended June 30, 2005
Income (loss) before taxes and minority interest	$27.0	$29.9	$4.8	$8.0	$(0.4)	$5.9	$0.7	$29.6	$105.5
Interest expense, net (a)	9.7	7.1	7.8	8.7	3.3	—	1.2	17.9	55.7
Depreciation and amortization	12.3	8.2	9.5	7.3	9.1	1.5	3.2	0.9	52.0
Restructuring and related charges (b)	0.6	0.8	—	—	—	—	2.0	—	3.4
CCA litigation defense costs	—	1.0	—	—	—	—	—	0.1	1.1
Systems/organization establishment expenses	—	—	—	—	—	—	—	0.7	0.7
Cancelled acquisition and disposal costs	—	0.2	—	—	—	—	—	0.2	0.4
Inventory write-up reversal	—	—	—	—	0.3	—	—	—	0.3
Foreign exchange (gain) loss, net	(0.3)	0.1	—	0.1	0.3	—	(0.1)	(58.7)	(58.6)
Other	0.1	(0.1)	—	—	0.2	—	—	(0.2)	—
Total Adjusted EBITDA	$49.4	$47.2	$22.1	$24.1	$12.8	$7.4	$7.0	$(9.5)	$160.5
Six months ended June 30, 2006
Income (loss) before taxes and minority interest	$55.2	$45.8	$11.8	$16.4	$1.4	$11.7	$7.7	$(46.6)	$103.4
Interest expense, net (a)	22.4	7.6	14.2	15.5	7.1	(0.1)	0.8	19.4	86.9
Depreciation and amortization	23.1	20.3	18.3	16.4	16.1	4.3	8.6	2.0	109.1
Restructuring and related charges	0.5	0.8	—	—	—	—	0.9	—	2.2
CCA litigation defense costs	—	0.5	—	—	—	—	—	—	0.5
Systems/organization establishment expenses	0.1	0.4	—	0.3	—	—	—	3.3	4.1
Cancelled acquisition and disposal costs	0.9	—	—	—	—	—	—	—	0.9
Inventory write-up reversal	—	0.8	—	0.1	—	—	—	—	0.9
Gains related to asset sales	—	(0.1)	—	0.1	(0.3)	—	—	(0.4)	(0.7)
Loss on sale of business	—	—	—	—	12.1	—	—	—	12.1
Foreign exchange loss (gain), net	0.2	0.1	—	—	(0.7)	—	0.3	(2.8)	(2.9)
Other	(0.3)	(0.1)	(1.6)	0.4	—	—	—	—	(1.6)
Total Adjusted EBITDA	$102.1	$76.1	$42.7	$49.2	$35.7	$15.9	$18.3	$(25.1)	$314.9
Six months ended June 30, 2005
Income (loss) before taxes and minority interest	$44.0	$47.1	$8.0	$12.5	$(6.2)	$11.9	$1.5	$52.9	$171.7
Interest expense, net (a)	21.8	13.7	16.3	18.1	7.8	(0.1)	2.5	23.8	103.9
Depreciation and amortization	24.0	16.7	18.7	14.8	18.0	2.9	8.3	1.8	105.2
Restructuring and related charges (b)	1.1	3.2	—	—	—	—	2.0	—	6.3
CCA litigation defense costs	—	1.3	—	—	—	—	—	0.2	1.5
Systems/organization establishment expenses	—	—	—	—	—	—	—	1.9	1.9
Cancelled acquisition and disposal costs	—	0.2	—	—	—	—	—	0.4	0.6
Inventory write-up reversal	—	—	—	—	3.1	—	—	—	3.1
Foreign exchange loss (gain), net	1.5	(0.8)	—	0.1	0.3	—	(1.5)	(100.1)	(100.5)
Total Adjusted EBITDA	$92.4	$81.4	$43.0	$45.5	$23.0	$14.7	$12.8	$(19.1)	$293.7

(a)     Includes a gain of $4.6 million and a loss of $1.4 million for the three months ended June 30, 2006 and 2005, respectively, and gains of $15.5 million and $6.2 million for the six months ended June 30, 2006 and 2005, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)     Includes inventory writedowns of $0.5 million recorded in cost of products sold.

5.    ACQUISITIONS:

Since February 2002, pursuant to our business strategy of achieving profitable growth through selective acquisitions, we have acquired ten businesses at purchase prices ranging from approximately $3.0 million (a U.S. liquid pigments asset acquisition by our Performance Additives segment) to $2,290.3 million, including net debt assumed (the four businesses of Dynamit Nobel); and combined the three business lines of our Custom Synthesis segment (now known as Groupe Novasep segment) with the acquired businesses of Groupe Novasep SAS. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, any goodwill resulting from acquisitions is tested for impairment at least annually.

In December 2005, we completed an acquisition of the rheological additives and carbonless developers businesses of Süd-Chemie AG, Munich, Germany. Both businesses have been incorporated into Rockwood’s Clay-based Additives business unit, which is part of the Performance Additives segment. We accounted for the acquisition of these businesses using the purchase method of accounting and have allocated the total estimated purchase price to the assets acquired and liabilities assumed. The allocation of the purchase price to the identifiable assets acquired is expected to be completed in the third quarter of 2006.  The excess of the total purchase price over the estimated fair value of the net assets acquired at closing has been allocated to goodwill. Goodwill in the transaction totaled $9.5 million as of June 30, 2006.

In the first quarter of 2006, the Company recorded adjustments primarily relating to certain previously unidentified fixed assets acquired and an overstated pension accrual in connection with the Groupe Novasep combination and Dynamit Nobel Acquisition. These adjustments to the Company’s purchase accounting resulted in an increase to property, plant and equipment, net of $10.9 million, an increase to deferred income tax liabilities of $3.7 million, and a decrease to pension liabilities of $4.0 million with a corresponding decrease in goodwill of $11.7 million. The effects of the adjustments to the Company’s financial statements for the year ended December 31, 2005 are not material.

6.     INVENTORIES:

Inventories are comprised of the following:

	June 30,	December 31,
($ in millions)	2006	2005
Raw materials	$145.1	$141.6
Work-in-process	66.0	75.0
Finished goods	259.4	227.9
Packaging materials	13.2	13.7
	$483.7	$458.2

7.     GOODWILL:

Below are goodwill balances and activity by segment:

					Titanium
	Performance	Specialty		Specialty	Dioxide	Advanced	Groupe
($ in millions)	Additives	Compounds	Electronics	Chemicals	Pigments	Ceramics	Novasep	Total
Balance, December 31, 2005	$459.5	$109.2	$119.3	$538.8	$151.7	$187.5	$33.2	$1,599.2
Acquisitions	—	—	—	—	—	4.5	—	4.5
Other tax adjustments	—	—	—	(1.9)	—	—	—	(1.9)
Post-closing consideration and other related adjustments	(1.0)	—	—	—	—	—	—	(1.0)
Foreign exchange and other (a)	13.7	4.9	3.6	43.9	12.7	16.4	(5.6)	89.6
Balance, June 30, 2006	$472.2	$114.1	$122.9	$580.8	$164.4	$208.4	$27.6	$1,690.4

(a)   Foreign exchange and other is primarily comprised of foreign currency changes.

The adjustments recorded during the first quarter of 2006 as disclosed in Note 5, “Acquisitions,” are recorded in “foreign exchange and other,” as reductions to goodwill within Specialty Chemicals ($4.0 million) and Groupe Novasep ($7.7 million).

8.     OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of June 30, 2006			As of December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount (a)	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$355.9	$(77.0)	$278.9	$340.1	$(64.3)	$275.8
Trade names and trademarks	125.1	(12.2)	112.9	114.3	(7.4)	106.9
Customer relationships	210.2	(30.7)	179.5	190.6	(20.9)	169.7
Other	39.9	(12.4)	27.5	32.0	(5.5)	26.5
Total	$731.1	$(132.3)	$598.8	$677.0	$(98.1)	$578.9

(a)   Increase from December 31, 2005 primarily due to foreign currency changes.

Amortization of other intangible assets was $16.1 million and $12.6 million for the three months ended June 30, 2006 and 2005, respectively, and $29.1 million and $26.7 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the estimated aggregate amortization expense for each of the five succeeding years is as follows:

($ in millions)	Amortization
Year ended	Expense
2006	$59.7
2007	60.6
2008	59.6
2009	52.6
2010	51.7

9.    LONG-TERM DEBT

Long-term debt and loans payable are summarized as follows:

	June 30,	December 31,
($ and € in millions)	2006	2005
Senior secured credit facilities:
Tranche A-1 term loans (€37.2 and €39.1, respectively)	$47.5	$46.1
Tranche A-2 term loans (€161.9 and €170.4, respectively)	207.0	201.0
Tranche E term loans	1,133.6	1,139.3
Tranche F term loans (€272.1 and €273.4, respectively)	347.9	322.5
Revolving short-term loans (€20.0 and $30.0, respectively)	25.6	30.0
2011 Notes	273.4	273.4
2014 Notes (€375.0 and $200.0 as of June 30, 2006 and December 31, 2005)	679.5	642.4
Other term loan facilities	60.0	92.7
Capitalized lease obligations (€50.0 and €51.0, respectively)	63.7	61.2
Preferred stock of subsidiary (£12.0 as of June 30, 2006 and December 31, 2005)	22.2	20.6
Other (€12.5 and €12.2, respectively)	16.0	14.6
	2,876.4	2,843.8
Less current maturities	(122.7)	(113.1)
	$2,753.7	$2,730.7

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of June 30, 2006, the Company had approximately $57.1 million of letters of credit and other bank guarantees, of which $39.8 million will expire in less than one year, $13.9 million will expire in 2-3 years, $0.1 million will expire in 4-5 years and $3.3 million will expire after five years. This amount includes outstanding letters of credit of $25.3 million that reduced our availability under the senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

10.    TAXES ON INCOME:

Income tax expense has been computed based on the projected effective tax rate for the year. The effective tax rate for the first six months of 2006 and 2005 was 21.4% and 24.3%, respectively.  The 2006 rate included a tax benefit of $21.8 million related to the favorable treatment on the sale of Rohner AG and a tax benefit of $0.1 million related to changes in tax laws in Canada and Texas.  The 2005 rate was favorably impacted by the reversal of $28.3 million of valuation allowances related to federal income generated.  The effective tax rate for the second quarter of 2006 is 39.7%, which includes tax benefits associated with a Canadian tax law change and its impact on deferred tax liabilities and a newly enacted Texas margin tax. The global effective tax rate associated with second quarter of 2006 ordinary operating results was 39.8% (which excluded the changes in tax law), which is a function of foreign and domestic earnings and their impact on the effective tax rate. The effective tax rate for the second quarter of 2005 was 15.9%.  This rate was favorably impacted by the reversal of $23.4 million of valuation allowances related to U.S. federal income generated.

In the six months ended June 30, 2006, the Company reduced its worldwide valuation allowances by $19.4 million. As a majority of the reduction in the valuation allowance was the result of a decrease in the net deferred tax assets of Rohner AG, the change in the valuation allowance did not have a significant impact on the effective tax rate during the second quarter of 2006. The following table reflects the activity in the valuation allowance for worldwide net operating losses and other deferred income tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2005	$41.1
Reduction in deferred tax assets of Rohner AG	(26.4)
Increase in income tax expense	0.9
Increase in other comprehensive income	6.4
Expired net operating loss	(0.3)
Balance as of June 30, 2006	$21.7

In the second quarter of 2006, based on the Company’s policy and steady-state analysis, we determined that we did not have sufficient positive evidence of future taxable income in order to release the U.S. valuation allowance recorded in 2004. During the first six months of 2006, our net deferred tax assets were maintained at a zero level, other than a noncurrent deferred tax liability relating to goodwill with an indefinite reversal period. It is the Company’s policy that the valuation allowance is reversed in the year management determines it is more likely than not that the deferred tax assets will be realized.

11.    EMPLOYEE BENEFIT PLANS:

The following table represents the net periodic benefit costs and related components in accordance with SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits – An Amendment of FASB Statements No. 87, 88 and 106:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2006	2005	2006	2005
Service cost	$2.4	$2.7	$5.3	$5.5
Interest cost	5.6	5.8	11.4	12.8
Expected return on assets	(2.0)	(2.5)	(4.6)	(5.4)
Net amortization of actuarial losses	0.7	0.2	1.4	0.4
Total pension cost	$6.7	$6.2	$13.5	$13.3

12.    SALE OF ROHNER AG:

In late 2005, Rockwood had decided to substantially downsize the operations of Rohner AG (“Rohner”). This decision was driven by a number of factors, including, in particular, continued capacity utilization issues as a result of the loss of a key customer in 2003 and the inability to replace this lost volume with comparable profitable volume. The downsizing included a review of Rockwood’s strategic options for this business including potential sale or closure. The Company had recorded a full impairment charge at the end of 2005 with respect to Rohner’s long-term assets, primarily property, plant and equipment, totaling $44.7 million due to these actions. On March 9, 2006, after exploring several alternatives, the Company sold all of the capital stock of Rohner for a nominal price. Until that time, Rohner, located in Pratteln, Switzerland, had been a subsidiary in the Company’s Groupe Novasep segment. Rohner produced chemicals on a custom-synthesis and toll manufacturing basis for the pharmaceutical and agrochemical industries, specializing in transition metal catalysis.

The Company recorded a net pre-tax loss of $12.1 million on the sale of Rohner in the first quarter of 2006, representing consideration given less the remaining net liabilities of Rohner, which have been transferred to the purchaser. The sale agreement contains a potential favorable purchase price adjustment of up to €5.0 million upon the achievement of certain operating targets of Rohner through 2008. The sale agreement also contains a potential unfavorable purchase price adjustment of €1.0 million. The Company has not included these potential purchase price adjustments in its determination of its net loss on the sale of Rohner as these adjustments were not probable at June 30, 2006.

Rockwood has reviewed whether the above activity should result in Rohner being treated as a discontinued operation and concluded that such treatment would not be appropriate as certain products will continue to be produced by other Groupe Novasep entities.

13.    RESTRUCTURING LIABILITY:

The Company recorded $1.0 million and $2.9 million of restructuring charges for the three months ended June 30, 2006 and 2005, respectively, and $2.2 million and $5.8 million of restructuring charges for the six months ended June 30, 2006 and 2005, respectively. In addition, inventory writedowns of $0.5 million were recorded in cost of products sold in the second quarter of 2005 related to the restructuring of the Wafer Reclaim business in the Electronics segment. The Company records restructuring liabilities from time to time that represent charges incurred in connection with consolidations and cessations of certain of its operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of write-offs of assets and severance costs. Severance charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

2006 Restructuring Activities:

During the six months ended June 30, 2006, the Company expensed $2.2 million of restructuring charges for miscellaneous restructuring actions, including $0.9 million for the announced restructuring of the Wafer Reclaim business in the Electronics segment. The Company recorded severance and related costs for employees in connection with the closure of two Wafer Reclaim facilities. The Company closed a Wafer Reclaim facility in the U.K. in January 2006 and a facility in the U.S. in March 2006. In addition, $0.8 million was recorded in the Performance Additives segment and $0.5 million was recorded in the Specialty Chemicals segment for miscellaneous headcount reductions and the announced closure of the Baulking, United Kingdom facility for our Clay-based Additives business in the Performance Additives segment.

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

For the 2006 restructuring actions, the Company recorded a restructuring charge of $0.3 million. This charge was utilized in the first six months of 2006.

Selected information for the 2005 restructuring actions follows:

		Facility
	Severance	Closure
($ in millions)	Costs	Costs	Total
2005
Liability balance, December 31, 2005	$1.5	$—	$1.5
Restructuring charge in 2006	0.1	0.9	1.0
Utilized in 2006	(1.4)	(1.3)	(2.7)
Foreign exchange and other	1.2	0.6	1.8
Liability balance, June 30, 2006	$1.4	$0.2	$1.6

Selected information for the 2004 restructuring actions follows:

		Facility
	Severance	Closure	Relocation
($ in millions)	Costs	Costs	Costs	Total
2004
Liability balance, December 31, 2005	$10.6	$1.1	$0.4	$12.1
Restructuring charge in 2006	0.8	0.1	—	0.9
Utilized in 2006	(3.9)	(0.2)	—	(4.1)
Foreign exchange and other	(0.6)	0.1	—	(0.5)
Liability balance, June 30, 2006	$6.9	$1.1	$0.4	$8.4

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

Indemnity Matters—Under the terms of the Business and Share Sale and Purchase Agreement, the Deed of Tax Covenant and the Environmental Deed entered into in connection with the KKR Acquisition, Degussa U.K. Holdings Ltd., as successor to Laporte Plc, is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing of the KKR Acquisition.  Under the terms of the Sale and Purchase Agreement with mg technologies ag (now known as GEA Group Aktiengesellschaft) and its subsidiary MG North America Holdings, Inc. (now known as GEA North America, Inc.), GEA Group is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing, subject to certain limits and exclusions. Pursuant to these agreements, the Company has various claims for indemnification with Degussa and GEA Group. In addition, the Company may be subject to indemnity claims relating to properties or businesses it divested. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The Kyoto Protocol is an amendment to an international treaty on global warming. The Protocol establishes significant emission reduction targets for six gases considered to have global warming potential, referred to as greenhouse gases. The Protocol was adopted in 1997 and became effective in February 2005 in over 140 countries that have ratified it. The EU, including Germany and other countries where the Company has interests, ratified the Kyoto Protocol in 2002 and, in doing so, have enacted regulations that reduce the emission of greenhouse gases and have established a trading system covering carbon dioxide emissions. Such a trading system became effective at the start of 2005. The new regulation directly affects our power plants at the Duisburg and Langelsheim sites in Germany, as well as the power plant being operated by a third party on one of our sites. Rockwood and such third party may be required to purchase carbon dioxide credits, which could result in increased operating costs, or may be required to develop additional cost-effective methods to reduce carbon dioxide emissions, which could result in increased capital expenditures. The new regulation indirectly affects our other operations in the EU, which may experience higher energy costs from third party providers. The Company continues to evaluate options in order to comply with the Protocol. However, we do not expect this to have a material impact on our cash flow or results of operations.

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

Environmental contamination is known to exist at certain of the Company’s present and former facilities, including its facilities located in Turin, Italy; St. Fromond, St. Cheron and Sens, France; Hainhaussen, Troisdorf, Schlebusch, Stadeln, Duisburg, Plochingen, Marktredwitz, Ronnenberg-Empelde and Langelsheim, Germany; Oss, The Netherlands; Kidsgrove, Sudbury and Barrow, U.K.; Boksburg East, South Africa and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Louisville, Kentucky, New

Johnsonville, Tennessee, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada and La Mirada, California. Soil contamination is also known to exist at the Company’s facilities at Freeport, Texas, Chasse-sur-Rhone, France, Sudbury, U.K. and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport. The Company is currently operating groundwater remediation systems at its Hainhaussen, Stadeln, Valdosta, and Silver Peak facilities. The Company also operates groundwater remediation and/or monitoring systems at its Schlebusch, Plochingen, Marktredwitz, Stadeln, Troisdorf, New Johnsonville, Tennessee and Laurens facilities, for which prior owners or insurers have assumed responsibility. The Company also continues to monitor groundwater at the Beltsville and St. Cheron facilities, which were previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond and Barrow facilities due to prior spills and at the Harrisburg and Louisville facilities due to a landfill closure. The Company is also required to monitor groundwater quality at its facility at Mourenx, France. The Company believes that additional environmental studies, and possibly environmental remediations, will be required at the Harrisburg facility. The Company is also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Langelsheim, Troisdorf, Turin and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities, the Company is responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; a former disposal site in Laurel, Maryland; contamination at a closed Specialty Chemicals facility in Houston, Texas; contamination at a former Specialty Chemicals facility in Sunbright, Virginia; groundwater remediation at Stadeln; and former sites operated by Dynamit Nobel’s previously divested explosives business. The Company is also a de minimis participant in several Superfund matters.

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

In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition, mg technologies ag (now known as GEA Group Aktiengesellschaft) and its subsidiary, MG North America Holdings, Inc. (now known as GEA North America, Inc.), are required to indemnify Rockwood and its subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of the Company or its subsidiaries’ properties, if notified within ten years. If GEA Group’s and GEA North America’s responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten. GEA Group and GEA North America are also obligated to indemnify the Company for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of the Dynamit Nobel Acquisition, if notified within ten years. In addition, GEA Group and GEA North America are obligated to indemnify the Company for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum per-claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 ($127,870 and $959,025 using the June 30, 2006 exchange rate of €1.00 = $1.2787) depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, GEA Group and GEA North America are obligated to indemnify the Company for certain environmental risks arising from certain “shared site” structures for a duration of ten years. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

In the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that GEA Group, GEA North America, Degussa or any other party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce its rights under the indemnities. In addition, the Company may be required to make indemnity payments in connection with certain environmental matters. However, the Company does not believe that resolution of the known environmental matters subject to indemnification obligations owed to it or by it will have a material adverse effect on the Company’s business or financial condition, but may have a material adverse effect on the results of operations or cash flow in any given quarterly or annual reporting period.

Environmental Reserves

The Company has established reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. Liabilities are recorded when potential liabilities are either known or believed to be probable and can be reasonably estimated. The Company’s liability estimates are based upon available facts, existing technology, past experience and, in some instances insurance recoveries where the remediation costs are being paid directly by the Company’s insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company accrued approximately $35.9 million and $44.8 million for known environmental liabilities as of June 30, 2006 and December 31, 2005, respectively, all of which are classified as other non-current liabilities on the Company’s consolidated balance sheets for such periods. Included in the $35.9 million and $44.8 million as of June 30, 2006 and December 31, 2005, respectively, is €6.5 million ($8.3 million using the June 30, 2006 exchange rate of €1.00 = $1.2787) that is discounted using a 5.0% discount rate (undiscounted amount equals $12.7 million), and €1.9 million ($2.4 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $3.1 million). In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years. At December 31, 2005, the environmental reserve related to the Rohner facility within our Groupe Novasep segment was $10.5 million. As discussed, Rohner AG was sold in March 2006 (see Note 12, “Sale of Rohner AG,” for further detail).

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006

 (Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
NET SALES	$—	$262.5	$593.3	$855.8
COST OF PRODUCTS SOLD	—	190.4	396.5	586.9
GROSS PROFIT	—	72.1	196.8	268.9
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	0.1	47.6	114.6	162.3
RESTRUCTURING CHARGES, net	—	—	1.0	1.0
OPERATING INCOME	(0.1)	24.5	81.2	105.6
OTHER INCOME (EXPENSES):
Intergroup interest, net	28.5	(5.9)	(22.6)	—
Interest expense, net	(39.1)	(0.7)	(8.0)	(47.8)
Intergroup other, net	17.5	(18.0)	0.5	—
Foreign exchange gain (loss), net	2.1	(0.1)	3.5	5.5
Other, net	—	—	0.2	0.2
Net	9.0	(24.7)	(26.4)	(42.1)
INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST	8.9	(0.2)	54.8	63.5
INCOME TAX PROVISION	4.6	1.8	18.8	25.2
NET INCOME (LOSS) BEFORE MINORITY INTEREST	4.3	(2.0)	36.0	38.3
MINORITY INTEREST	—	—	(1.2)	(1.2)
NET INCOME (LOSS)	$4.3	$(2.0)	$34.8	$37.1

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
NET SALES	$—	$240.5	$576.9	$817.4
COST OF PRODUCTS SOLD	—	168.2	386.2	554.4
GROSS PROFIT	—	72.3	190.7	263.0
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	0.1	40.6	116.8	157.5
RESTRUCTURING CHARGES, net	—	—	2.9	2.9
OPERATING INCOME	(0.1)	31.7	71.0	102.6
OTHER INCOME (EXPENSES):
Intergroup interest, net	37.0	(10.8)	(26.2)	—
Interest expense, net	(49.3)	(0.2)	(6.2)	(55.7)
Intergroup other, net	—	(1.0)	1.0	—
Foreign exchange gain, net	55.8	0.4	2.4	58.6
Net	43.5	(11.6)	(29.0)	2.9
INCOME BEFORE TAXES AND MINORITY INTEREST	43.4	20.1	42.0	105.5
INCOME TAX (BENEFIT) PROVISION	(7.4)	3.5	20.7	16.8
NET INCOME BEFORE MINORITY INTEREST	50.8	16.6	21.3	88.7
MINORITY INTEREST	—	—	0.9	0.9
NET INCOME	$50.8	$16.6	$22.2	$89.6

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
NET SALES	$—	$501.2	$1,167.2	$1,668.4
COST OF PRODUCTS SOLD	—	363.8	786.0	1,149.8
GROSS PROFIT	—	137.4	381.2	518.6
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	0.1	94.0	225.2	319.3
RESTRUCTURING CHARGES, net	—	0.1	2.1	2.2
OPERATING INCOME	(0.1)	43.3	153.9	197.1
OTHER INCOME (EXPENSES):
Intergroup interest, net	54.8	(13.4)	(41.4)	—
Interest expense, net	(72.7)	(0.9)	(13.3)	(86.9)
Intergroup other, net	17.5	(18.7)	1.2	—
Foreign exchange gain, net	2.5	—	0.4	2.9
Loss on sale of business	—	—	(12.1)	(12.1)
Other, net	—	—	2.4	2.4
Net	2.1	(33.0)	(62.8)	(93.7)
INCOME BEFORE TAXES AND MINORITY INTEREST	2.0	10.3	91.1	103.4
INCOME TAX PROVISION	4.6	4.4	13.1	22.1
NET (LOSS) INCOME BEFORE MINORITY INTEREST	(2.6)	5.9	78.0	81.3
MINORITY INTEREST	—	—	(4.2)	(4.2)
NET (LOSS) INCOME	$(2.6)	$5.9	$73.8	$77.1

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005

 (Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
NET SALES	$—	$452.4	$1,134.7	$1,587.1
COST OF PRODUCTS SOLD	—	320.4	778.1	1,098.5
GROSS PROFIT	—	132.0	356.6	488.6
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	0.1	80.0	227.6	307.7
RESTRUCTURING CHARGES, net	—	—	5.8	5.8
OPERATING INCOME	(0.1)	52.0	123.2	175.1
OTHER INCOME (EXPENSES):
Intergroup interest, net	73.8	(21.4)	(52.4)	—
Interest expense, net	(89.6)	(0.4)	(13.9)	(103.9)
Intergroup other, net	—	(1.8)	1.8	—
Foreign exchange gain, net	93.1	0.4	7.0	100.5
Net	77.3	(23.2)	(57.5)	(3.4)
INCOME BEFORE TAXES AND MINORITY INTEREST	77.2	28.8	65.7	171.7
INCOME TAX (BENEFIT) PROVISION	(0.7)	11.4	31.0	41.7
NET INCOME BEFORE MINORITY INTEREST	77.9	17.4	34.7	130.0
MINORITY INTEREST	—	—	1.7	1.7
NET INCOME	$77.9	$17.4	$36.4	$131.7

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

JUNE 30, 2006

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$204.9	$(148.9)	$(23.6)	$—	$32.4
Accounts receivable, net	—	141.6	411.3	—	552.9
Inventories	—	105.7	378.0	—	483.7
Deferred income taxes	(7.9)	20.4	3.6	—	16.1
Prepaid expenses and other current assets	—	5.1	55.5	—	60.6
Total current assets	197.0	123.9	824.8	—	1,145.7
PROPERTY, PLANT AND EQUIPMENT, net	—	231.2	1,269.7	—	1,500.9
INVESTMENT IN SUBSIDIARIES	1,653.5	90.1	—	(1,743.6)	—
GOODWILL	—	352.6	1,337.8	—	1,690.4
INTERGROUP RECEIVABLE	1,686.8	723.6	4,162.7	(6,573.1)	—
OTHER INTANGIBLE ASSETS, net	—	58.7	540.1	—	598.8
DEFERRED DEBT ISSUANCE COSTS, net	3.8	9.9	41.5	—	55.2
OTHER ASSETS	24.2	3.6	29.0	—	56.8
TOTAL ASSETS	$3,565.3	$1,593.6	$8,205.6	$(8,316.7)	$5,047.8
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$82.5	$191.0	$—	$273.5
Income taxes payable	(4.8)	5.5	32.1	—	32.8
Accrued compensation	—	14.8	73.3	—	88.1
Restructuring liability	—	0.3	9.7	—	10.0
Accrued expenses and other current liabilities	37.1	32.9	141.4	—	211.4
Senior secured revolving credit facility	—	—	25.6	—	25.6
Long-term debt, current portion	21.2	—	75.9	—	97.1
Total current liabilities	53.5	136.0	549.0	—	738.5
LONG-TERM DEBT	2,460.6	—	293.1	—	2,753.7
PENSION AND RELATED LIABILITIES	—	11.5	366.5	—	378.0
INTERGROUP PAYABLE	0.9	1,086.1	5,486.1	(6,573.1)	—
DEFERRED INCOME TAXES	(17.7)	33.8	12.5	—	28.6
OTHER LIABILITIES	9.8	19.3	70.8	—	99.9
Total liabilities	2,507.1	1,286.7	6,778.0	(6,573.1)	3,998.7
MINORITY INTEREST	—	—	31.7	—	31.7

STOCKHOLDER’S EQUITY:
Common stock	—	190.8	164.5	(355.3)	—
Paid-in capital	1,005.4	296.9	1,089.9	(1,388.3)	1,003.9
Accumulated other comprehensive income	38.8	(4.7)	128.8	—	162.9
Accumulated deficit	14.0	(176.1)	12.7	—	(149.4)
Total stockholder’s equity	1,058.2	306.9	1,395.9	(1,743.6)	1,017.4
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,565.3	$1,593.6	$8,205.6	$(8,316.7)	$5,047.8

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2.6)	$5.9	$73.8	$77.1
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	17.9	91.2	109.1
Deferred financing costs amortization	0.3	1.0	3.4	4.7
Foreign exchange gain	(1.1)	—	(1.8)	(2.9)
Loss on sale of business, net of cash	—	—	11.3	11.3
Gain on assets disposals	—	—	(0.6)	(0.6)
Fair value adjustment of derivatives	(14.0)	—	(1.5)	(15.5)
Bad debt provision	—	0.3	(0.1)	0.2
Deferred income taxes	9.4	(1.6)	(12.5)	(4.7)
Minority interest	—	—	4.2	4.2
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(17.2)	(31.8)	(49.0)
Inventories, including inventory write-up reversal	—	(3.4)	(11.7)	(15.1)
Prepaid expenses and other assets	(1.5)	1.5	6.9	6.9
Accounts payable	(4.8)	6.0	(25.7)	(24.5)
Income taxes payable	—	5.0	14.7	19.7
Accrued expenses and other liabilities	12.9	0.4	(28.8)	(15.5)
Other operating activities, net	134.5	(123.1)	(11.4)	—
Net cash provided by (used in) operating activities	133.1	(107.3)	79.6	105.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	—	(13.4)	(13.4)
Capital expenditures, excluding capital leases	—	(15.1)	(75.0)	(90.1)
Proceeds on sale of property, plant and equipment	—	—	2.5	2.5
Net cash used in investing activities	—	(15.1)	(85.9)	(101.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured credit facilities	28.0	—	75.1	103.1
Repayment of senior secured credit facilities	(67.7)	—	(61.5)	(129.2)
Payments on other long-term debt	—	—	(40.6)	(40.6)
Net cash used in financing activities	(39.7)	—	(27.0)	(66.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.1	—	(5.5)	(3.4)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95.5	(122.4)	(38.8)	(65.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	109.4	(26.5)	15.2	98.1
CASH AND CASH EQUIVALENTS, END OF PERIOD	$204.9	$(148.9)	$(23.6)	$32.4

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
				As restated
				See Note 16
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77.9	$17.4	$36.4	$131.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	14.7	90.5	105.2
Deferred financing costs amortization	0.3	1.1	3.3	4.7
Foreign exchange gain	(93.1)	—	(7.4)	(100.5)
Fair value adjustment of derivatives	(2.9)	—	(3.3)	(6.2)
Bad debt provision	—	0.1	0.7	0.8
Deferred income taxes	(0.7)	11.0	10.7	21.0
Minority interest	—	—	(1.7)	(1.7)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(6.3)	(22.5)	(28.8)
Inventories, including inventory write-up reversal	—	(9.7)	(14.6)	(24.3)
Prepaid expenses and other assets	0.1	(3.0)	(10.4)	(13.3)
Accounts payable	—	14.2	29.0	43.2
Income taxes payable	—	(0.7)	3.8	3.1
Accrued expenses and other liabilities	1.2	(110.8)	53.4	(56.2)
Net cash (used in) provided by operating activities	(17.2)	(72.0)	167.9	78.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, excluding capital leases	—	(10.1)	(82.3)	(92.4)
Proceeds on sale of property, plant and equipment	—	—	0.2	0.2
Net cash used in investing activities	—	(10.1)	(82.1)	(92.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	(0.5)	—	0.5	—
Proceeds from senior secured credit facilities	302.0	—	—	302.0
Repayment of senior secured credit facilities	(302.0)	—	—	(302.0)
Payments on other long-term debt	—	—	(15.6)	(15.6)
Net cash used in financing activities	(0.5)	—	(15.1)	(15.6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6.3)	—	6.0	(0.3)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24.0)	(82.1)	76.7	(29.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	79.1	48.2	(15.9)	111.4
CASH AND CASH EQUIVALENTS, END OF YEAR	$55.1	$(33.9)	$60.8	$82.0

16.  RESTATEMENT:

The condensed consolidated statements of cash flows as reported for the six months ended June 30, 2005, contained a classification error in the treatment of costs of property, plant and equipment included in accounts payable and accrued expenses and other liabilities. In accordance with SFAS No. 95, Statement of Cash Flows, these costs should be reported within cash flows from investing activities when paid. The Company was reporting capital expenditures in its condensed consolidated statements of cash flows on an accrual basis rather than on a cash basis, and as a result, was reporting capital expenditures in the period in which the Company acquired legal title to the related property, plant and equipment rather than when the Company actually paid for such property, plant and equipment. Further, the unpaid portion of the transaction should be disclosed as a non-cash investing activity in the supplemental disclosure of cash flow information. As a result, the Company restated the condensed consolidated statement of cash flows for the six months ended June 30, 2005. The restatement does not change the Company’s condensed consolidated statements of operations, the condensed consolidated balance sheets or cash and cash equivalents reported at the end of the period in the condensed consolidated statements of cash flows for any of the periods presented.

The classification error changed cash flow from operating activities and investing activities for the six months ended June 30, 2005 as follows (in millions):

	As Originally	As
Description	Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Accounts payable	$29.4	$43.2
Accrued expenses and other liabilities	(58.0)	(56.2)
Net cash provided by operating activities	63.1	78.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, excluding capital leases	(76.8)	(92.4)
Net cash used in investing activities	(76.6)	(92.2)
NON-CASH INVESTING ACTIVITIES:
Decrease in liabilities for property, plant and equipment	—	(15.6)

The Company also revised the reconciliation of net cash provided by operating activities to Adjusted EBITDA and the disclosures in the Liquidity and Capital Resources section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” related to cash flows from operating and investing activities for the six months ended June 30, 2005.

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

General

We are a global developer, manufacturer and marketer of technologically advanced, high value-added specialty chemicals and advanced materials. We serve more than 60,000 customers across a wide variety of industries and geographic areas. Since the completion of the Dynamit Nobel Acquisition, we operate through seven business segments: (1) Specialty Chemicals; (2) Performance Additives; (3) Titanium Dioxide Pigments; (4) Advanced Ceramics; (5) Groupe Novasep; (6) Specialty Compounds; and (7) Electronics. Of these seven segments, we acquired Specialty Chemicals, Titanium Dioxide Pigments, Advanced Ceramics and Groupe Novasep (then known as our Custom Synthesis segment) in the Dynamit Nobel Acquisition.

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

We are focused on growth, productivity, cost reduction, margin expansion and debt reduction. In connection with this focus, among other things:

•      We have cut costs, reduced overhead and eliminated duplicative positions in the acquired Dynamit Nobel businesses and the acquired pigments and dispersions business of Johnson Matthey Plc. For example, we closed the former headquarters of Dynamit Nobel in Troisdorf, Germany and closed the New Lebanon, New York manufacturing facility of our Advanced Ceramics segment. In addition, we eliminated 40 positions in connection with the acquisition of the pigments and dispersions business.  In the Wafer Reclaim business in our Electronics segment, we closed a facility in the U.K. in January 2006 and closed a facility in the U.S. in March 2006. In our Groupe Novasep segment, we sold our Rohner AG operation located in Pratteln, Switzerland in March 2006. We also implemented other restructuring measures in our other segments;

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

Specialty Chemicals

•      Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. In 2005, we benefited from a growth in demand for most of the markets and regions we serve, especially in the aerospace and automotive industry which has continued in 2006. Despite the less favorable automotive conditions in the U.S., we have been able to sustain sales growth in our global automotive business due to market penetration as our business primarily focuses on the European automobile industry market. Growth in the Surface Treatment business occurred in the first half of 2006 and is expected to continue throughout 2006 in most markets as price and volume increases and productivity improvements are expected to offset raw material cost increases.

•      Demand for our lithium products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven in part by demand of lithium carbonate in industrial applications, the aluminum business, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Market conditions for lithium products in the industries served provided increasing price trends for lithium salts in 2005. Growth in the Fine Chemicals business has occurred in 2006 and is expected to continue this year in most market segments, especially driven by lithium salt applications through price increases. Tight supplies in the global market and unfavorable weather conditions at our lithium ponds in Chile early this year have lead to shortages in lithium salts as a raw material and customer demand for lithium carbonate will not be completely satisfied. During 2005, we experienced price increases related to key raw materials used in producing metal sulfides.  In the first half of 2006, prices for some raw materials have increased further.  Raw material prices are expected to be volatile throughout the remainder of the year.

Performance Additives

•      Although the growth in demand in certain North American end-use markets, such as construction, has slowed, sales in our Color Pigments and Services business in North America have increased on higher construction volumes and selling prices. In particular, a continuing trend towards the increased use of colored concrete products in the North American construction market has had a positive effect on our Color Pigments and Services business line. The Timber Treatment Chemicals business also benefited from high levels of activity in home improvement areas; however, demand for treated wood has been negatively impacted in 2006 by the increasing use of wood substitutes and a slowdown in the construction market.

•      Demand in certain European end-use markets over the last few years has slowed. This affected sales of Color Pigments and Services in the construction market, particularly in Germany. We experienced a decrease in European construction volumes in our Color Pigments and Services business in 2005, and this has continued in the first half of 2006.  However, European construction sales in our Color Pigments and Services business increased slightly in 2006 versus the same period in the prior year on higher selling prices necessary to recover raw material and energy cost increases.

•      The change in the market to environmentally advanced wood treatment chemical products, such as ACQ, and the phase out of chromated copper arsenate, or CCA, for residential use had a positive impact on our Timber Treatment Chemicals business in 2005, which is a leading supplier of these higher margin products. In the Timber Treatment Chemicals business, our ACQ market position is expected to be negatively impacted by market share losses to competition, competitive pricing pressure and the expiration of the ACQ patent in 2007.

•      Our Clay-based Additives business supplies specialty rheology modifiers and additives, both clay-based and synthetic, to a variety of end-use markets.  For 2006, the major drivers of expected growth in the Clay-based Additives business will be the acquisition of Süd-Chemie’s Rheological Additives and carbonless clay businesses, which closed on December 30, 2005, continued strength in oilfield sales and growth in additives for water-based coatings.

•      Raw material costs increased in general in the Performance Additives segment in 2005 and continue to trend upward, particularly in the Color Pigments and Services business, the Timber Treatment Chemicals business and the Clay-based Additives business. In the Color Pigments and Services business, selling price increases were initiated in 2005 to partially offset the increases in raw material and energy costs; however, this business was not able to pass on all such cost increases to its customers and raw material costs are expected to continue to increase in 2006. In the Timber Treatment Chemicals business, increased raw material costs for copper, which were at record highs in the second quarter of 2006, and mono-ethanolamine, primary components in the ACQ production process, are expected to continue to increase in the near future.  In the Clay-based Additives business, price increases were implemented in 2005 in selective product lines and continued in 2006 in a majority of product lines to partially offset raw material and energy cost increases.  Our ability to pass on some or all of these increases is uncertain in all businesses.

Titanium Dioxide Pigments

•      Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, paper and plastics industries. We experienced an unexpected decrease in volume of our titanium dioxide products in anatase grade in 2005 due, in part, to the lower cost of cotton, which negatively affected demand for synthetic fibers and in turn our products. However, volumes in the fiber anatase business have increased in the first half of 2006 and are expected to continue to increase.

•      Throughout 2005, we experienced pricing pressure from global suppliers in Asia, specifically Chinese suppliers related to titanium dioxide products in anatase grade. We also experienced pricing pressures on our titanium products in rutile grade. Sales of titanium dioxide products in rutile grade increased in 2006 on higher volumes and selling prices and are expected to continue to increase in 2006 due to general price increases.

Advanced Ceramics

•      Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. As a result of this demographic as well as our market share penetration, the volume of our products used in medical device applications sold has experienced double-digit growth each year since 2001. However, some customers in the U.S. recently reduced their demand due to high inventory levels and delayed approvals.  As a result, we expect this demand to stabilize in the near term.

•      Sales of ceramic products for use in cutting tool products and mechanical systems were negatively impacted by pricing pressure from Asian competitors in 2005, which occurred in 2006 and is expected to continue.  In addition, selling prices in our electronic products business as well as for some Piezo applications were lower in the first half of 2006 and are expected to continue to be lower this year.

Groupe Novasep

•      Demand for our custom synthesis and proprietary product chemistries and processes depend on the pipeline and lifecycles of pharmaceuticals.  While slowdown of new drug approval in the U.S. is affecting our market, the number of drugs that are becoming generic is contributing to growth.  Healthcare cost containment policies put pressure on prices and this adversely affects the prices of our products.  However, this also creates opportunities for innovative synthesis routes and purification and separation processes.

•      China and India are emerging countries in this market and represent competition for our custom synthesis chemistries.  This competition is also contributing to sales growth in our process business for equipment, processes and systems in these countries.  In addition, the growing worldwide population and the aging population in the U.S., Europe and Japan have increased demand for pharmaceuticals.

•      The demand for green industrial processes that release less solvents/effluents creates continuous and profitable growth opportunities for our industrial biotech business as oil derivative products are being replaced by others coming from agriculture such as biofuels.  The increasing price of crude oil also has a positive impact in the industrial biotech market.

Specialty Compounds

•      Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. In 2005, we experienced increased demand for these products.  Volumes for these wire and cable products were down slightly in the first half of 2006, but are expected to increase in the second half of the year.  Newly developed non-halogen products for wire and cable data communication, military and other applications have expanded business in North America and created opportunities in Europe.

•      Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product, but many are also application specific. Our net sales in these markets were up slightly in 2005 and thus far in 2006. We are focusing more of our efforts towards increasing high margin specialty products to offset this impact, in particular, thermoplastic elastomers, and less of our efforts in regulated packaging and footwear.

•      Raw material costs trended upward in 2005; in particular, the Specialty Compounds segment experienced a spike in raw material costs as a result of Hurricanes Katrina and Rita. This is particularly true with respect to polyvinyl chloride (“PVC”) resin and plasticizers, primary components in the production of wire and cable products. Also, the price of ammonium octa molybdate (“AOM”), another key raw material used in the production of wire and cable products, increased in 2005. We expect the price of these raw materials to be volatile in 2006 although the price of PVC resin has recently stabilized.  As a result, we entered into a contract with a fixed price for AOM purchases that expires in December 2007. Selling price increases were successfully initiated in 2005 to help offset the raw materials price increase, and may continue to be implemented in 2006 to help compensate for the higher raw material costs. However, the ability to pass on some or all of these increases is uncertain.

Electronics

•      Demand for our Electronics products generally follows the activity levels of semiconductor and printed circuit board manufacturers. The global semiconductor and printed circuit board (“PCB”) markets are cyclical in nature. Worldwide sales of semiconductors increased in 2006 over the same period in 2005 and we expect sales to continue to rise in 2006 driven by strong demand for consumer electronics, cell phones and PC’s. The printed circuit board industry in the United States and Europe continued to decline in 2005 while the market in Asia experienced significant growth. Despite the declines in the United States and Europe, volumes in our electronic chemicals business increased in 2005, and are expected to increase in 2006, particularly in Asia, which provides nearly half of the global market. In the first half of 2006, volumes in our electronic chemicals business were up in all regions.

•      The price of certain of our products is insulated to some degree from the effect of changes in the price of semiconductors and printed circuit boards due to the fact that the cost of these products is generally a small component of the cost of the end product. Despite this, in 2005 and continuing into 2006, there has been pricing pressure in certain businesses, particularly photomasks due to very aggressive competition. We expect that this pricing pressure will continue during the rest of 2006 for the photomasks businesses.

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

Our sales and production costs are mainly denominated in U.S. dollars or euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the six month period ended June 30, 2006, the average exchange rate of the euro against the U.S. dollar was lower compared to the same period in 2005 and negatively impacted our net sales, gross profit and operating income.  For the three months ended June 30, 2006, the average exchange rate of the euro against the U.S. dollar was slightly lower compared to the same period in 2005 and did not have a material impact on results.  The euro was stronger at June 30, 2006 compared to December 31, 2005, which in turn had a positive impact on the “foreign exchange gain” component of “other income (expenses)” as a result of accounting for euro-denominated non-operating transactions.  Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions, particularly in our Groupe Novasep segment.

Raw Materials

Raw materials constituted approximately 49% of our 2005 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 2% of our cost of products sold in 2005. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations.  In particular, record high prices for copper used in the Timber Treatment Chemicals business of our Performance Additives segment have had a negative impact on results. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers.

Energy Costs

In 2005, energy purchases represented approximately 5% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Natural gas prices in North America increased in 2005, due in part to political conditions and extreme weather conditions, including Hurricanes Katrina and Rita. Natural gas prices have been relatively stable thus far in 2006. In contrast, natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable, although prices rose in the first half of 2006.

Income Taxes

The effective tax rate for the second quarter of 2006 was 39.7% with a benefit recorded for the change in the Canadian Corporate tax rate and its impact on reversing deferred tax liabilities associated with tax years 2008 and beyond.  Additionally, there was a benefit recorded for the Texas margin tax which was enacted in the second quarter of 2006.  The effective tax rate associated with second quarter 2006 ordinary operating results was 39.8%.  In the second quarter of 2006, the worldwide valuation allowance increased by $5.0 million.  As a majority of the increase in the valuation allowance was a result of the deferred tax assets associated with other comprehensive income, the change in the valuation allowance did not have a significant impact on the effective tax rate during the second quarter of 2006.

Special Charges and Credits

During the periods presented, we incurred certain special charges, along with certain other items, substantially in connection with the establishment of the post-acquisition corporate entity that incorporates the four business segments acquired in the Dynamit Nobel Acquisition as well as in connection with the IPO. These items include systems/organization establishment expenses, restructuring and related charges, foreign exchange gains and losses and inventory write-up reversals. See “Items excluded from Adjusted EBITDA” section in Note 4, “Segment Information,” for a discussion of special charges and credits recorded in the three and six months ended June 30, 2006 and 2005.

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

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income to Adjusted EBITDA for the three and six months ended June 30, 2006 and 2005), including as a percentage of net sales, for the periods presented. See Note 4, “Segment Information,” for segment information and a reconciliation to net income on a consolidated basis and a reconciliation to income before taxes and minority interest on a segment basis.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2006	2005	2006	2005
Statement of operations data:
Net sales:
Specialty Chemicals	$232.0	$219.7	$460.1	$439.7
Performance Additives	212.8	190.1	395.3	349.6
Titanium Dioxide Pigments	111.0	109.2	219.2	213.7
Advanced Ceramics	98.0	96.4	190.7	188.3
Groupe Novasep	84.3	95.0	172.8	187.9
Specialty Compounds	66.1	62.1	129.3	120.2
Electronics	51.6	44.9	101.0	87.7
Total net sales	855.8	817.4	1,668.4	1,587.1
Gross profit	268.9	263.0	518.6	488.6
	31.4%	32.2%	31.1%	30.8%
Selling, general and administrative expenses	162.3	157.5	319.3	307.7
	19.0%	19.3%	19.1%	19.4%
Restructuring charges, net	1.0	2.9	2.2	5.8
Operating income (loss):
Specialty Chemicals	38.7	36.5	77.9	67.3
	16.7%	16.6%	16.9%	15.3%
Performance Additives	29.5	37.0	53.5	60.0
	13.9%	19.5%	13.5%	17.2%
Titanium Dioxide Pigments	12.5	12.6	24.4	24.3
	11.3%	11.5%	11.1%	11.4%
Advanced Ceramics	16.8	16.8	31.9	30.7
	17.1%	17.4%	16.7%	16.3%
Groupe Novasep	12.0	3.4	19.5	1.9
	14.2%	3.6%	11.3%	1.0%
Specialty Compounds	6.3	5.9	11.6	11.8
	9.5%	9.5%	9.0%	9.8%
Electronics	5.3	1.8	8.8	2.5
	10.3%	4.0%	8.7%	2.9%
Corporate costs	(15.5)	(11.4)	(30.5)	(23.4)
Total operating income	105.6	102.6	197.1	175.1
Other income (expenses):
Interest expense, net	(47.8)	(55.7)	(86.9)	(103.9)
Foreign exchange gain, net	5.5	58.6	2.9	100.5
Loss on sale of business	—	—	(12.1)	—
Other, net	0.2	—	2.4	—
Income before taxes and minority interest	63.5	105.5	103.4	171.7
Income tax provision	25.2	16.8	22.1	41.7
Income before minority interest	38.3	88.7	81.3	130.0
Minority interest	(1.2)	0.9	(4.2)	1.7
Net income	$37.1	$89.6	$77.1	$131.7
Adjusted EBITDA:
Specialty Chemicals	50.7	49.4	102.1	92.4
	21.9%	22.5%	22.2%	21.0%
Performance Additives	42.8	47.2	76.1	81.4
	20.1%	24.8%	19.3%	23.3%
Titanium Dioxide Pigments	21.8	22.1	42.7	43.0
	19.6%	20.2%	19.5%	20.1%
Advanced Ceramics	25.6	24.1	49.2	45.5
	26.1%	25.0%	25.8%	24.2%
Groupe Novasep	19.8	12.8	35.7	23.0
	23.5%	13.5%	20.7%	12.2%
Specialty Compounds	8.6	7.4	15.9	14.7
	13.0%	11.9%	12.3%	12.2%
Electronics	9.7	7.0	18.3	12.8
	18.8%	15.6%	18.1%	14.6%
Corporate costs	(12.8)	(9.5)	(25.1)	(19.1)
Total Adjusted EBITDA	$166.2	$160.5	$314.9	$293.7

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three months ended June 30, 2006 versus 2005				Change: Six months ended June 30, 2006 versus 2005
		%	FX			%	FX
($ in millions)	Total	Change	Effect (a)	Organic (b)	Total	Change	Effect (a)	Organic (b)
Statement of operations data:
Net sales:
Specialty Chemicals	$12.3	5.6%	$(0.2)	$12.5	$20.4	4.6%	$(14.2)	$34.6
Performance Additives	22.7	11.9	(0.3)	23.0	45.7	13.1	(4.4)	50.1
Titanium Dioxide Pigments	1.8	1.6	(0.2)	2.0	5.5	2.6	(10.4)	15.9
Advanced Ceramics	1.6	1.7	0.2	1.4	2.4	1.3	(7.2)	9.6
Groupe Novasep	(10.7)	(11.3)	(0.1)	(10.6)	(15.1)	(8.0)	(8.5)	(6.6)
Specialty Compounds	4.0	6.4	0.3	3.7	9.1	7.6	(0.7)	9.8
Electronics	6.7	14.9	(0.2)	6.9	13.3	15.2	(2.0)	15.3
Total net sales	38.4	4.7	(0.5)	38.9	81.3	5.1	(47.4)	128.7
Gross profit	5.9	2.2	(0.1)	6.0	30.0	6.1	(14.7)	44.7
Selling, general and administrative expenses	4.8	3.0	(0.4)	5.2	11.6	3.8	(9.3)	20.9
Restructuring charges	(1.9)			(1.9)	(3.6)			(3.6)
Total operating expenses	2.9	1.8	(0.4)	3.3	8.0	2.6	(9.3)	17.3
Operating income (loss):
Specialty Chemicals	2.2	6.0	0.2	2.0	10.6	15.8	(2.2)	12.8
Performance Additives	(7.5)	(20.3)	—	(7.5)	(6.5)	(10.8)	(0.3)	(6.2)
Titanium Dioxide Pigments	(0.1)	(0.8)	—	(0.1)	0.1	0.4	(1.1)	1.2
Advanced Ceramics	—	—	(0.1)	0.1	1.2	3.9	(1.4)	2.6
Groupe Novasep	8.6	252.9	0.1	8.5	17.6	926.3	(0.7)	18.3
Specialty Compounds	0.4	6.8	—	0.4	(0.2)	(1.7)	—	(0.2)
Electronics	3.5	194.4	0.1	3.4	6.3	252.0	—	6.3
Corporate costs	(4.1)	(36.0)	—	(4.1)	(7.1)	(30.3)	0.3	(7.4)
Total	3.0	2.9	0.3	2.7	22.0	12.6	(5.4)	27.4
Other income (expenses):
Interest expense, net	7.9	(14.2)	0.2	7.7	17.0	(16.4)	2.4	14.6
Foreign exchange gain, net	(53.1)				(97.6)
Loss on sale of business	—				(12.1)
Other	0.2				2.4
Income before taxes and minority
interest:
Specialty Chemicals	(1.9)				11.2
Performance Additives	(4.1)				(1.3)
Titanium Dioxide Pigments	0.5				3.8
Advanced Ceramics	0.8				3.9
Groupe Novasep	9.3				7.6
Specialty Compounds	0.4				(0.2)
Electronics	4.6				6.2
Corporate costs	(51.6)				(99.5)
Total	(42.0)				(68.3)
Income tax provision	8.4				(19.6)
Net income before minority interest	(50.4)				(48.7)
Minority interest	(2.1)				(5.9)
Net income	(52.5)				(54.6)
Adjusted EBITDA:
Specialty Chemicals	$1.3	2.6%	$0.1	$1.2	9.7	10.5%	$(3.0)	$12.7
Performance Additives	(4.4)	(9.3)	(0.3)	(4.1)	(5.3)	(6.5)	(0.9)	(4.4)
Titanium Dioxide Pigments	(0.3)	(1.4)	(0.1)	(0.2)	(0.3)	(0.7)	(2.0)	1.7
Advanced Ceramics	1.5	6.2	0.1	1.4	3.7	8.1	(2.0)	5.7
Groupe Novasep	7.0	54.7	(0.1)	7.1	12.7	55.2	(1.5)	14.2
Specialty Compounds	1.2	16.2	—	1.2	1.2	8.2	(0.1)	1.3
Electronics	2.7	38.6	—	2.7	5.5	43.0	(0.3)	5.8
Corporate costs and eliminations	(3.3)	(34.7)	0.1	(3.4)	(6.0)	(31.4)	0.3	(6.3)
Total Adjusted EBITDA	$5.7	3.6%	$(0.2)	$5.9	$21.2	7.2%	$(9.5)	$30.7

(a)     The foreign exchange effect was calculated based on the change in the applicable rate, primarily the euro, to the U.S. dollar exchange rate for the applicable period.

(b)     Includes the impact of acquisitions and divestitures.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Overview

Net sales increased $38.4 million in the second quarter of 2006 compared with the same period in the prior year as a result of general strong demand and the favorable impact of the acquisition of the Süd-Chemie businesses on December 30, 2005.  See further discussion by segment below.

Operating income increased $3.0 million in the second quarter of 2006 compared with the same period in the prior year primarily in the Specialty Chemicals, Groupe Novasep and Electronics segments. The impact of higher overall sales was partially offset by higher raw material and energy costs and higher depreciation and amortization expense.

Adjusted EBITDA increased $5.7 million in the second quarter of 2006 compared with the same period in the prior year primarily due to the impact of the sales increases noted above, partially offset by higher raw material and energy costs.

Net income decreased $52.5 million in the second quarter of 2006 compared with the same period in the prior year primarily due to a decrease in foreign currency gains reflecting the non-cash currency impact on our euro-denominated debt. This was partially offset by  the impact of increased net sales. In October 2005, we designated the majority of our euro-denominated debt as a net investment hedge whereby foreign exchange gains and losses are now recorded in accumulated other comprehensive income within stockholders’ equity for the portion of the hedge that remains effective.

Net sales

Specialty Chemicals.  Net sales for our Specialty Chemicals segment increased $12.3 million over the prior year period, primarily on higher volumes and selling prices in the Surface Treatment business and higher prices in the Fine Chemicals business.  Net sales in the Surface Treatment business were favorably impacted by growth in all markets, particularly in aerospace, general industrial and steel applications. In the Fine Chemicals business, higher selling prices for lithium salts and strong demand for lithium applications, particularly sales of butyllithium and specialty products to the pharmaceutical industry, continued to have a favorable impact on sales in the Fine Chemicals business. Lower volumes of lithium carbonate resulting from unfavorable weather conditions at our lithium ponds in Chile had a negative impact on net sales.

Performance Additives.  Net sales for our Performance Additives segment increased $22.7 million over the prior year period primarily due to higher volumes and selling prices. Volumes were up primarily in the Clay-based Additives and Water Treatment Chemicals businesses. In the Clay-based Additives business, volumes were up on increased sales to the carbonless paper and rheological additives markets primarily from the acquisition of the Süd-Chemie businesses on December 30, 2005 and increased coatings and inks and oilfield sales. In the Water Treatment Chemicals business, volumes were higher on increased sales of pool and spa chemical products. Higher selling prices of $4.5 million were primarily reported in the Color Pigments and Services and Clay-based Additives businesses to offset higher raw material and energy costs.

Titanium Dioxide Pigments.  Net sales for our Titanium Dioxide Pigments segment increased $1.8 million over the prior year period. The increase was primarily due to increased volumes of our titanium dioxide products in rutile and anatase grade, higher selling prices from titanium dioxide products in rutile grade, as well as volume and price increases in our functional additives products.

Advanced Ceramics.  Net sales for our Advanced Ceramics segment increased $1.6 million over the prior year period. The increase was due to increased sales in most businesses, particularly from increased volumes of mechanical systems, mechanical applications and electronic applications. This was partially offset by selling price declines of $1.5 million primarily in Piezo and electronic applications.

Groupe Novasep.  Net sales for our Groupe Novasep segment decreased $10.7 million over the prior year. This decline was primarily the result of the sale of Rohner AG in March 2006 and was partially offset by higher volumes of Tamiflu applications.  As we announced, Rohner AG was sold in March 2006 (see Note 12, “Sale of Rohner AG,” for further detail).

Specialty Compounds.  Net sales for our Specialty Compounds segment increased $4.0 million over the prior year period primarily due to the impact of a favorable product mix and higher selling prices of $3.6 million to offset higher raw material costs.

Electronics.  Net sales for our Electronics segment increased $6.7 million over the prior year period primarily due to higher volumes in our Electronic Chemicals and Photomasks businesses in all regions on sales to the printed circuit board and semiconductor markets. This increase was partially offset by lower volumes in the Wafer Reclaim business primarily due to the closure of our U.K. facility in January 2006 and the closure of our U.S. facility in March 2006.

Gross profit

Gross profit increased $5.9 million over the prior year primarily due to the sales increases noted above. This was partially offset by raw material cost increases, particularly from the impact of record high copper costs in our Timber Treatment Chemicals business in the Performance Additives segment, higher costs for zinc and slag in the Titanium Dioxide Pigments segment, higher zinc and phosphoric acid costs in the Specialty Chemicals segment and PVC resin and AOM cost increases in the Specialty Compounds segment. In addition, higher energy and manufacturing costs partially offset the increase in gross profit.

Gross profit as a percentage of net sales was 31.4% in the second quarter of 2006 versus 32.2% in the second quarter of 2005 due to the raw material, energy and manufacturing cost increases noted above.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $4.8 million primarily due to higher Corporate costs to meet the requirements of being a public equity company including external and internal audit costs of Section 404 of Sarbanes-Oxley, fees relating to the implementation of a new consolidation software system, as well as higher incentive compensation. In addition, higher SG&A costs in a number of our segments were related to increased sales volumes. SG&A expenses as a percentage of net sales were 19.0% in the second quarter of 2006 as compared to 19.3% for the second quarter of 2005.

Restructuring charge, net

We recorded $1.0 million of restructuring charges in the second quarter of 2006 for miscellaneous restructuring actions in the Performance Additives, Specialty Chemicals and Electronics segments for miscellaneous headcount reductions and facility closures. We recorded $2.9 million of restructuring charges in the second quarter of 2005 for miscellaneous restructuring actions primarily in the Electronics segment relating to the wafer reclaim restructuring (See Note 13, “Restructuring Liability,” for further detail).  In addition, inventory writedowns of $0.5 million were recorded in cost of products sold in the second quarter of 2005 related to the restructuring of the Wafer Reclaim business in our Electronics segment.

Operating income

Specialty Chemicals.  Operating income for our Specialty Chemicals segment increased $2.2 million primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses, lower depreciation and amortization costs of $0.6 million and lower restructuring costs of $0.3 million.  This was partially offset by higher selling, general and administrative expenses of $2.9 million related to the increased sales volumes in the Surface Treatment business and higher raw material costs of $2.8 million primarily related to zinc and phosphoric acid cost increases.  In addition, operating earnings in the second quarter of 2005 benefited from a receipt of $1.9 million related to a customer contract termination.

Performance Additives.  Operating income decreased $7.5 million over the prior year period primarily from higher raw material costs of $10.5 million, particularly copper costs in the Timber Treatment Chemicals business that were at record highs in the second quarter of 2006 and higher depreciation and amortization costs of $4.0 million primarily related to the acquisition of the Süd-Chemie businesses on December 30, 2005.  The decrease in operating income was partially offset by increased sales, lower CCA litigation defense costs of $0.8 million and decreased restructuring costs of $0.2 million.

Titanium Dioxide Pigments.  Operating income for our Titanium Dioxide Pigments segment decreased $0.1 million versus the prior year period primarily due to higher raw material and energy costs of $4.2 million related to cost increases for zinc and slag as well as for natural gas and electricity. Higher selling, general and administrative costs of $0.5 million primarily related to higher sales volumes and increased R&D expenses also had a negative impact on results. This was partially offset by increased volumes and selling prices of our titanium dioxide products in rutile and anatase grade, as well as volume and price increases in our functional additives products.

Advanced Ceramics.  Operating income for our Advanced Ceramics segment was flat from the prior year period.  Productivity improvements and increased sales volumes in most product lines were offset by selling price declines of $1.5 million primarily in Piezo and electronic applications, higher depreciation and amortization costs of $0.9 million and higher energy prices.

Groupe Novasep.  Operating income increased $8.6 million over the prior year period primarily due to losses incurred in the second quarter of 2005 related to capacity utilization issues at the Rohner plant, which was sold in March 2006. Higher volumes of Tamiflu applications had a positive impact on operating income.

Specialty Compounds.  Operating income increased $0.4 million over the prior year period primarily due to the impact of higher selling prices of $3.6 million and a favorable product mix, partially offset by higher PVC resin and AOM raw material costs of $2.6 million and higher depreciation and amortization costs of $0.8 million.

Electronics.  Operating income increased $3.5 million primarily due to increased sales volumes in our Electronic Chemicals and Photomasks businesses in all regions on sales to the printed circuit board and semiconductor markets.  Lower restructuring costs of $1.9 million also had a favorable impact on operating income.  This was partially offset by higher depreciation and amortization costs of $1.2 million and increased raw material costs of $0.5 million.

Corporate.   Operating loss at Corporate increased $4.1 million primarily due to higher Corporate costs to meet the requirements of being a public equity company including external and internal audit costs of Section 404 of Sarbanes-Oxley, fees relating to the implementation of a new consolidation software system, as well as higher incentive compensation.

Other income (expenses)

Interest expense, net.  Interest expense, net, decreased $7.9 million in the second quarter of 2006 compared to the same period in 2005. The second quarter of 2006 and 2005 included a gain of $4.6 million and a loss of $1.4 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments as well as $2.4 million and $2.2 million, respectively, of amortization expense related to deferred financing costs. The remaining decrease of $2.1 million was primarily due to lower interest expense related to debt repaid with IPO proceeds.

Foreign exchange gain, net.  In the second quarter of 2006, we had foreign exchange gains of $5.5 million compared to foreign exchange gains of $58.6 million recorded in the second quarter of 2005. In the prior year second quarter, foreign exchange gains were recorded reflecting the non-cash currency impact on our euro-denominated debt on our U.S. and U.K. subsidiaries’ balance sheets due to the weaker euro at June 30, 2005 versus March 31, 2005. On October 1, 2005, we designated the majority of this debt as a net investment hedge (the euro-denominated debt that is recorded on our U.S. subsidiaries’ balance sheet of €684.3 million or $875.0 million using the June 30, 2006 exchange rate of €1.00 = $1.2787). As a result, foreign currency gains and losses resulting from changes in the U.S. dollar to the euro are now recorded in accumulated other comprehensive income within stockholders’ equity and are not reported in the statement of operations for the portion of the hedge that remains effective. We also have €161.9 million (or $207.0 million using the June 30, 2006 exchange rate of €1.00 = $1.2787) of euro-denominated debt on our U.K. subsidiaries’ balance sheet at June 30, 2006 that is not designated as a net investment hedge.

Provision for income taxes

The effective income tax rate for the second quarter of 2006 and 2005 was 39.7% and 15.9%, respectively.  The effective tax rate for the second quarter of 2006 was favorably impacted due to changes in tax law in Canada and Texas.  Absent a reversal of the U.S. valuation allowance in accordance with the Company’s policy, we expect a more normalized effective tax rate for the remainder of 2006 comparable to the second quarter of 2006. The effective tax rate in the second quarter of 2005 was favorably impacted by the reversal of $23.4 million of valuation allowances related to U.S. federal income generated.

Minority interest

Minority interest represents the minority interest portion of the Groupe Novasep segment net income and net loss in the three months ended June 30, 2006 and 2005, respectively.

Net income

Net income for the second quarter of 2006 was $37.1 million as compared to net income of $89.6 million for the second quarter of 2005 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA for our Specialty Chemicals segment increased $1.3 million over the prior year period primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses. This was partially offset by higher selling, general and administrative expenses of $2.9 million related to the increased sales volumes in the Surface Treatment business and higher raw material costs of $2.8 million primarily related to zinc and phosphoric acid cost increases.  In addition, Adjusted EBITDA in the second quarter of 2005 benefited from a receipt of $1.9 million related to a customer contract termination.

Performance Additives.   Adjusted EBITDA for our Performance Additives segment decreased $4.4 million over the prior year period primarily from higher raw material costs of $10.5 million, particularly copper costs in the Timber Treatment Chemicals business that were at record highs in the second quarter of 2006.  The decrease in Adjusted EBITDA was partially offset by increased sales.

Titanium Dioxide Pigments.   Adjusted EBITDA for our Titanium Dioxide Pigments segment decreased $0.3 million over the prior year period primarily due to higher raw material and energy costs of $4.2 million related to cost increases for zinc and slag as well as for natural gas and electricity. Higher selling, general and administrative costs of $0.5 million primarily related to higher sales volumes and increased R&D expenses also had a negative impact on results. This was partially offset by increased volumes of our titanium dioxide products in rutile and anatase grade, higher selling prices for titanium dioxide products in rutile grade, as well as volume and price increases in our functional additives products.

Advanced Ceramics.   Adjusted EBITDA for our Advanced Ceramics segment increased $1.5 million over the prior year period as productivity improvements and increased sales volumes in most product lines were offset by selling price declines of $1.5 million primarily in Piezo and electronic applications and higher energy costs.

Groupe Novasep.   Adjusted EBITDA for our Groupe Novasep segment increased $7.0 million over the prior year period primarily due to losses incurred in the second quarter of 2005 related to capacity utilization issues at the Rohner plant, which was sold in March 2006.  Adjusted EBITDA also benefited from increased Tamiflu applications.

Specialty Compounds.   Adjusted EBITDA for our Specialty Compounds segment increased $1.2 million over the prior year period primarily due to the impact of higher selling prices of $3.6 million and a favorable product mix, partially offset by higher PVC resin and AOM raw material costs of $2.6 million.

Electronics.   Adjusted EBITDA for our Electronics segment increased $2.7 million primarily due to higher sales volumes in our Electronic Chemicals and Photomasks businesses in all regions on sales to the printed circuit board and semiconductor markets.  This was partially offset by increased raw material costs of $0.5 million.

Corporate.   Adjusted EBITDA loss at Corporate increased $3.3 million primarily due to higher Corporate costs to meet the requirements of being a public equity company including external and internal audit costs of Section 404 of Sarbanes-Oxley, fees relating to the implementation of a new consolidation software system, as well as higher incentive compensation.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Overview

Net sales increased $81.3 million in the first six months of 2006 compared with the same period in the prior year as a result of general strong demand and the favorable impact of the acquisition of the Süd-Chemie businesses on December 30, 2005. This increase was partially offset by the impact of currency changes ($47.4 million) primarily due to the weakening of the euro against the U.S. dollar for the six month period ended June 30, 2006 compared to the same period in 2005. See further discussion by segment below.

Operating income increased $22.0 million in the first six months of 2006 compared with the same period in the prior year primarily in the Specialty Chemicals, Groupe Novasep and Electronics segments on higher sales, partially offset by higher raw material and energy costs.

Adjusted EBITDA increased $21.2 million in the first six months of 2006 compared with the same period in the prior year primarily due to the impact of the sales increases noted above, partially offset by higher raw material and energy costs.

Net income decreased $54.6 million in the first six months of 2006 compared with the same period in the prior year primarily due to a decrease in foreign currency gains reflecting the non-cash currency impact on our euro-denominated debt and higher raw material and energy costs. This was partially offset by increased net sales and the favorable tax treatment on the Rohner AG sale. In October 2005, we designated the majority of our euro-denominated debt as a net investment hedge whereby foreign exchange gains and losses are now recorded in accumulated other comprehensive income within stockholders’ equity for as long as the hedge remains effective.

Net sales

Specialty Chemicals.  Net sales for our Specialty Chemicals segment increased $20.4 million over the prior year period, primarily on higher volumes and selling prices in the Surface Treatment and Fine Chemicals businesses. Sales in the Surface Treatment business were favorably impacted by growth in all markets, particularly in aerospace, automotive, general industrial and steel applications.  In the Fine Chemicals business, strong demand for lithium applications, particularly sales of butyllithium, specialty products to the pharmaceutical industry and lithium battery products, continued to have a favorable impact on sales. Lower volumes of lithium carbonate resulting from unfavorable weather conditions at our lithium ponds in Chile had a negative impact on sales.  The increase in sales was partially offset by the impact of currency changes ($14.2 million).

Performance Additives.  Net sales for our Performance Additives segment increased $45.7 million over the prior year period primarily due to higher volumes and selling prices, partially offset by the impact of currency changes ($4.4 million). Volumes were up primarily in the Clay-based Additives, Water Treatment Chemicals and Color Pigments and Services businesses. In the Clay-based Additives business, volumes were up on increased sales to the carbonless paper and rheological additives markets primarily from the acquisition of the Süd-Chemie businesses on December 30, 2005 and increased coatings and inks and oilfield sales. In the Water Treatment Chemicals business, volumes were higher on increased sales of pool and spa chemical products and surface water products.  Volumes were up in the Color Pigments and Services business primarily from higher demand for our construction products in North America.  Higher selling prices of $8.8 million were primarily reported in the Color Pigments and Services and Clay-based Additives businesses to offset higher raw material and energy costs.

Titanium Dioxide Pigments.  Net sales for our Titanium Dioxide Pigments segment increased $5.5 million over the prior year period. The increase was primarily due to increased volumes and higher selling prices of our titanium dioxide products in rutile and anatase grade, as well as volume and price increases in our functional additives products. The increase in sales was partially offset by the impact of currency changes ($10.4 million).

Advanced Ceramics.  Net sales for our Advanced Ceramics segment increased $2.4 million over the prior year period. The increase was due to increased sales in most businesses, particularly from increased volumes of mechanical systems, mechanical applications and electronic applications. This was partially offset by selling price declines of $2.4 million primarily in Piezo and electronic applications and the impact of currency changes ($7.2 million).

Groupe Novasep.  Net sales for our Groupe Novasep segment decreased $15.1 million over the prior year period primarily due to the sale of Rohner AG in March 2006 and the impact of currency changes ($8.5 million). The decline was partially offset by increased volumes of Tamiflu applications.

Specialty Compounds.  Net sales for our Specialty Compounds segment increased $9.1 million over the prior year period primarily due to the impact of higher selling prices of $8.3 million and a favorable product mix to offset higher raw material costs, partially offset by lower sales volumes and the impact of currency changes ($0.7 million). Lower volumes of automotive and footwear products were partially offset by stronger sales volumes in our medical applications business.

Electronics.  Net sales for our Electronics segment increased $13.3 million over the prior year period primarily due to higher volumes in our Electronic Chemicals and Photomasks businesses in all regions on sales to the printed circuit board and semiconductor markets. This increase was partially offset by lower volumes in the Wafer Reclaim business primarily due to the closure of our U.K. facility in January 2006 and the closure of our U.S. facility in March 2006 and the impact of currency changes ($2.0 million).

Gross profit

Gross profit increased $30.0 million over the prior year period primarily due to the sales increases noted above. This was partially offset by raw material cost increases, particularly from the impact of record high copper costs in our Timber Treatment Chemicals business in the Performance Additives segment, higher zinc and slag costs in the Titanium Dioxide segment, PVC resin and AOM cost increases in the Specialty Compounds segment and higher zinc and phosphoric acid costs in the Specialty Chemicals segment. In addition, higher energy and manufacturing costs and the impact of currency changes ($14.7 million) partially offset the increase in gross profit.

Gross profit as a percentage of net sales was 31.1% in the first six months of 2006 versus 30.8% in the first six months of 2005 due to the reasons noted above.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $11.6 million primarily due to higher Corporate costs to meet the requirements of being a public equity company including external and internal audit costs of Section 404 of Sarbanes-Oxley, fees relating to the implementation of a new consolidation software system, as well as higher incentive compensation. In addition, higher SG&A costs in a number of our segments were related to increased sales volumes. The impact of currency changes decreased SG&A by $9.3 million over the prior year. SG&A expenses as a percentage of net sales were 19.1% in the first six months of 2006 as compared to 19.4% for the first six months of 2005.

Restructuring charge, net

We recorded $2.2 million of restructuring charges in the first six months of 2006 for miscellaneous restructuring actions in the Electronics, Performance Additives and Specialty Chemicals segments for miscellaneous headcount reductions and facility closures. We recorded $5.8 million of restructuring charges in the first six months of 2005 for miscellaneous restructuring actions in the Performance Additives segment for the announced closure of the Baulking, United Kingdom facility in the Clay-based Additives business, in the Specialty Chemicals segment for miscellaneous headcount reductions and in the Electronics segment relating to the wafer reclaim restructuring (See Note 13, “Restructuring Liability,” for further detail). In addition, inventory writedowns of $0.5 million were recorded in cost of products sold in the second quarter of 2005 related to the restructuring of the Wafer Reclaim business in our Electronics segment.

Operating income

Specialty Chemicals.  Operating income for our Specialty Chemicals segment increased $10.6 million primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses, lower depreciation and amortization costs of $0.9 million and lower restructuring costs of $0.6 million. This was partially offset by higher selling, general and administrative expenses of $6.0 million related to the increased sales volumes, higher raw material costs of $2.8 million primarily related to zinc and phosphoric acid and the impact of currency changes ($2.2 million). In addition, operating earnings in 2005 benefited from a receipt of $1.9 million related to a customer contract termination.

Performance Additives.  Operating income decreased $6.5 million over the prior year period primarily from higher raw material costs of $17.7 million, particularly copper costs in the Timber Treatment Chemicals business that were at record highs in the second quarter of 2006 and higher energy and raw material costs in the Color Pigments and Services and Clay-based additives businesses. Higher manufacturing costs of $6.9 million and higher depreciation and amortization costs of $3.6 million primarily related to acquisition of the Süd-Chemie businesses on December 30, 2005 also had an unfavorable impact on operating income. The decrease in operating income was partially offset by increased sales and lower restructuring costs of $2.4 million.

Titanium Dioxide Pigments.  Operating income for our Titanium Dioxide Pigments segment increased $0.1 million over the prior year period as increased sales of our titanium dioxide products in anatase and rutile grade, as well as increased sales of our functional additives products, were partially offset by higher raw material and energy costs of $8.3 million and the impact of currency changes ($1.1 million).

Advanced Ceramics.  Operating income for our Advanced Ceramics segment increased $1.2 million over the prior year period primarily due to increased sales in most businesses, particularly from higher volumes of mechanical systems, mechanical applications and electronic applications. This increase was partially offset by selling price declines of $2.4 million primarily in Piezo and electronic applications, higher depreciation and amortization costs of $1.6 million and the impact of currency changes ($1.4 million).

Groupe Novasep.  Operating income increased $17.6 million over the prior year period primarily due to losses incurred in the first six months of 2005 related to capacity utilization issues at the Rohner plant, which was sold in March 2006. Increased volumes of Tamiflu applications and lower depreciation and amortization costs of $1.9 million had a positive impact on operating income.

Specialty Compounds.  Operating income decreased $0.2 million primarily due to higher PVC resin and AOM raw material costs of $6.9 million, increased depreciation and amortization costs of $1.4 million and lower sales volumes. This decrease was partially offset by higher selling prices of $8.3 million.

Electronics.  Operating income increased $6.3 million over the prior year period primarily due to higher volumes in our Electronic Chemicals and Photomasks businesses in all regions on sales to the printed circuit board and semiconductor markets. Lower restructuring costs of $1.1 million also had a favorable impact on operating income. This was partially offset by increased selling, general and administrative expenses of $1.5 million related to increased volumes and higher manufacturing costs of $0.5 million.

Corporate.   Operating loss at Corporate increased $7.1 million primarily due to higher Corporate costs to meet the requirements of being a public equity company including external and internal audit costs of Section 404 of Sarbanes-Oxley, fees relating to the implementation of a new consolidation software system, as well as higher incentive compensation.

Other income (expenses)

Interest expense, net.  Interest expense, net, decreased $17.0 million in the first six months of 2006 compared to the same period in 2005. The first six months of 2006 and 2005 included a gain of $15.5 million and $6.2 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency hedging instruments as well as $4.7 million and $4.7 million, respectively, of amortization expense related to deferred financing costs. The remaining decrease of $7.7 million was primarily due to lower interest expense related to debt repaid with IPO proceeds.

Foreign exchange gain, net.  In the first six months of 2006, we had foreign exchange gains of $2.9 million compared to foreign exchange gains of $100.5 million recorded in the first six months of 2005. In the six months ended June 30, 2005, foreign exchange gains were recorded reflecting the non-cash currency impact on our euro-denominated debt on our U.S. and U.K.

subsidiaries balance sheets due to the weaker euro at June 30, 2005 versus December 31, 2004. On October 1, 2005, we designated the majority of this debt as a net investment hedge (the euro-denominated debt that is recorded on our U.S. subsidiaries’ balance sheet of €684.3 million or $875.0 million using the June 30, 2006 exchange rate of €1.00 = $1.2787). As a result, foreign currency gains and losses resulting from changes in the U.S. dollar to the euro are now recorded in accumulated other comprehensive income within stockholders’ equity and are not reported in the statement of operations for as long as the hedge remains effective. We also have €161.9 million (or $207.0 million using the June 30, 2006 exchange rate of €1.00 = $1.2787) of euro-denominated debt on our U.K. subsidiaries’ balance sheet at June 30, 2006 that is not designated as a net investment hedge.

Loss on sale of business.  In connection with the sale of Rohner AG in March 2006, the Company recorded a pre-tax loss of $12.1 million for the six months ended June 30, 2006 (see Note 12, “Sale of Rohner AG,” for further detail).

Other, net.  For the six months ended June 30, 2006, we recorded $2.4 million of income primarily related to the correction of an immaterial error related to a previously unrecorded asset in the Titanium Dioxide segment ($1.6 million) and gains related to fixed asset sales ($0.6 million).

Provision for income taxes

The effective income tax rate for the first six months of 2006 and 2005 was 21.4% and 24.3%, respectively. The 2006 rate included a tax benefit of $21.8 million related to the favorable tax treatment on the sale of Rohner AG and a tax benefit of $0.1 million related to changes in tax laws in Canada and Texas.  However, these tax benefits are one-time items and will not be reported in subsequent quarters of 2006. Absent a reversal of the U.S. valuation allowance in accordance with the Company’s policy, we expect a more normalized effective tax rate for the remainder of 2006 similar to the second quarter of 2006, which will be dependent on the mix of foreign and domestic earnings. The effective tax rate in the first six months of 2005 was favorably impacted by the reversal of $28.3 million of valuation allowances related to U.S. federal income generated. The effective tax rate in both periods was impacted by the recording of valuation allowances in certain other jurisdictions, as well as the impact of foreign tax rate differentials.

Minority interest

Minority interest represents the minority interest portion of the Groupe Novasep segment net income and net loss in the six months ended June 30, 2006 and 2005, respectively.

Net income

Net income for the first six months of 2006 was $77.1 million as compared to net income of $131.7 million for the first six months of 2005 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA for our Specialty Chemicals segment increased $9.7 million over the prior period primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses. This was partially offset by higher selling, general and administrative expenses of $6.0 million related to the increased sales volumes, the impact of currency changes ($3.0 million) and higher raw material costs of $2.8 million primarily related to zinc and phosphoric acid. In addition, Adjusted EBITDA in the first six months of 2005 benefited from a receipt of $1.9 million related to a customer contract termination.

Performance Additives.   Adjusted EBITDA for our Performance Additives segment decreased $5.3 million over the prior year period primarily from higher raw material costs of $17.7 million, particularly copper costs in the Timber Treatment Chemicals business that were at record highs in the second quarter of 2006 and higher energy and raw material costs in the Color Pigments and Services and Clay-based additives businesses. Higher manufacturing costs of $6.9 million also had an unfavorable impact on operating income.  The decrease in operating income was partially offset by increased sales.

Titanium Dioxide Pigments.   Adjusted EBITDA for our Titanium Dioxide Pigments segment decreased $0.3 million over the prior year period as higher raw material and energy costs of $8.3 million and the impact of currency changes ($2.0 million) were partially offset by increased sales of our titanium dioxide products in anatase and rutile grade, as well as increased sales of our functional additives products.

Advanced Ceramics.   Adjusted EBITDA for our Advanced Ceramics segment increased $3.7 million over the prior year period primarily due to increased sales in most businesses, particularly from higher volumes of mechanical systems, mechanical applications and electronic applications. This increase was partially offset by selling price declines of $2.4 million primarily in Piezo and electronic applications and the impact of currency changes ($2.0 million).

Groupe Novasep.   Adjusted EBITDA for our Groupe Novasep segment increased $12.7 million over the prior year period primarily due to losses in the first six months of 2005 related to capacity utilization issues at the Rohner plant and higher volumes of Tamiflu applications.  This increase was partially offset by the impact of currency changes ($1.5 million).

Specialty Compounds.   Adjusted EBITDA for our Specialty Compounds segment increased $1.2 million as higher selling prices of $8.3 million were partially offset by higher PVC resin and AOM raw material costs of $6.9 million, higher manufacturing costs and lower sales volumes.

Electronics.   Adjusted EBITDA for our Electronics segment increased $5.5 million primarily due to higher volumes in our Electronic Chemicals and Photomasks businesses in all regions on sales to the printed circuit board and semiconductor markets. This was partially offset by increased selling, general and administrative expenses of $1.5 million related to increased volumes and higher manufacturing costs of $0.5 million.

Corporate.   Adjusted EBITDA loss at Corporate increased $6.0 million primarily due to higher Corporate costs to meet the requirements of being a public equity company including external and internal audit costs of Section 404 of Sarbanes-Oxley, fees relating to the implementation of a new consolidation software system, as well as higher incentive compensation.

Reconciliation of Net Income to Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income to Adjusted EBITDA on a consolidated basis:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2006	2005	2006	2005
Net income	$37.1	$89.6	$77.1	$131.7
Income tax (benefit) provision	25.2	16.8	22.1	41.7
Minority interest	1.2	(0.9)	4.2	(1.7)
Income before taxes and minority interest	63.5	105.5	103.4	171.7
Interest expense, net (a)	47.8	55.7	86.9	103.9
Depreciation and amortization	57.0	52.0	109.1	105.2
Restructuring and related charges (b)	1.0	3.4	2.2	6.3
CCA litigation defense costs	0.2	1.1	0.5	1.5
Systems/organization establishment expenses	2.2	0.7	4.1	1.9
Cancelled acquisition and disposal costs	0.3	0.4	0.9	0.6
Inventory write-up reversal	0.1	0.3	0.9	3.1
Gains related to asset sales	(0.1)	—	(0.7)	—
Loss on sale of business	—	—	12.1	—
Foreign exchange gain, net	(5.5)	(58.6)	(2.9)	(100.5)
Other	(0.3)	—	(1.6)	—
Total Adjusted EBITDA	$166.2	$160.5	$314.9	$293.7

(a)    Includes a gain of $4.6 million and a loss of $1.4 million for the three months ended June 30, 2006 and 2005, respectively, and gains of $15.5 million and $6.2 million for the six months ended June 30, 2006 and 2005, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)    Includes inventory writedowns of $0.5 million recorded in cost of products sold in the three and six months ended June 30, 2005.

Liquidity and Capital Resources

Cash Flows

Unless otherwise noted, all amounts below which are denominated in currencies other than the U.S. dollar are converted at June 30, 2006 exchange rates.

Operating Activities.   Net cash provided by operating activities was $105.4 million and $78.7 million for the six months ended June 30, 2006 and 2005, respectively. Net cash from operating activities increased in 2006 primarily from higher Adjusted EBITDA.

Investing Activities.   Net cash used in investing activities was $101.0 million and $92.2 million for the six months ended June 30, 2006 and 2005, respectively. Investing activities for the six months ended June 30, 2006 and 2005 primarily was comprised of capital expenditures. Net cash used in investing activities for the six months ended June 30, 2006 was higher primarily due to an acquisition in the Advanced Ceramics segment in the second quarter of 2006.

Financing Activities.   Net cash used in financing activities was $66.7 million and $15.6 million for the six months ended June 30, 2006 and 2005, respectively. Net cash used in financing activities for the six months ended June 30, 2006 and 2005 primarily represented scheduled payments of long-term debt.

Liquidity

On August 22, 2005, Holdings, our ultimate parent company, completed an IPO of 23,469,387 shares of its common stock, which included 3,061,224 shares issued and sold as a result of the underwriters’ exercise of the over-allotment option. As a result, Holdings received net proceeds of approximately $435.7 million (net of underwriting discounts and commissions and estimated offering expenses aggregating $33.6 million). For the three and six months ended June 30, 2005, interest expense on the debt paid off with IPO proceeds was $2.8 million and $5.6 million, respectively.

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

As of June 30, 2006, we had actual total indebtedness of $2,876.4 million.

Senior secured credit facilities.  The senior secured credit facilities, as amended, consist of:

•                  tranche A-1 term loans in an aggregate principal amount of €37.2 million (or approximately $47.5 million at June 30, 2006) and tranche A-2 term loans in an aggregate principal amount of €161.9 million (or approximately $207.0 million at June 30, 2006), each maturing on July 30, 2011 and bearing interest at Adjusted EURIBOR plus 2.25%;

•                  tranche E term loans in an aggregate principal amount of $1,133.6 million at June 30, 2006, maturing on July 30, 2012 and bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 2.00% or (ii) ABR plus 0.75%;

•                  tranche F term loans in an aggregate principal amount of €272.1 million (or approximately $347.9 million at June 30, 2006) maturing on July 30, 2012 and bearing interest of Adjusted LIBOR plus 2.75%; and

•                  a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010, bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 2.25% or (ii) ABR plus 1.00%. As of June 30, 2006, we had €20.0 million ($25.6 million) outstanding under this facility and had outstanding letters of credit of $25.3 million that reduced our availability under the credit facility. As of August 10, 2006, we had $6.0 million and €40.0 million ($51.2 million using the August 10, 2006 exchange rate of €1.00 = $1.2794) outstanding under this facility.

The U.S. dollar equivalents of term loans denominated in euros are shown based on the exchange rate on June 30, 2006 of €1.00=$1.2787. In each case, the interest rates per year are subject to step-downs determined by reference to a performance test. Adjusted LIBOR is the London inter-bank offered rate adjusted for statutory reserves. ABR is the alternate base rate, which is the highest of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. Tranche A-1 and tranche A-2 term loans are payable in January and July of each year at escalating percentages of the original principal amount. Tranche E and tranche F term loans are payable in January and July of each year at amounts equal to 0.5% of the original principal amount of the former tranche C term loans and tranche D term loans, respectively, with the remainder due at the final maturity date.

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

2011 Notes and 2014 Notes.   The Company’s 2011 Notes had an aggregate principal amount of $273.4 million at June 30, 2006, and mature on May 15, 2011 and the 2014 Notes have an aggregate principal amount of €375.0 million ($479.5 million) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. In connection with the IPO, $101.6 million, or 27%, of the 2011 Notes were redeemed. Interest on both the 2011 Notes and 2014 Notes is payable semi-annually on May 15 and November 15. Interest on the 2011 Notes accrues at the rate of 10.625% per year, and interest on the 2014 Notes accrues at the rate of 7.625% in the case of Euro notes and 7.500% in the case of U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2011 Notes and 2014 Notes on a senior subordinated unsecured basis. The Company may redeem the 2011 Notes in whole or in part, at a premium, which declines annually through maturity.

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

Covenant compliance.   In addition to the affirmative and restrictive covenants, the Company’s senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA:

•                  a maximum total leverage ratio: for the twelve-month period ended June 30, 2006, net debt to Adjusted EBITDA must be less than 6.00 to 1; for such period, our ratio equaled 4.70 to 1; and

•                  a minimum interest coverage ratio: for the twelve-month period ended June 30, 2006, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to-market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.75 to 1; for such period, our ratio equaled 3.02 to 1.

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

The indentures governing the 2011 Notes and 2014 Notes prohibit us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indentures prohibit us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four fiscal quarter period ending June 30, 2006, the fixed charge coverage ratio equaled 3.02 to 1. These covenants are material terms of the indentures governing the 2011 Notes and 2014 Notes.

We were in compliance with all of the above covenants as of June 30, 2006 and December 31, 2005.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Six months ended June 30,
($ in millions)	2006	2005
Net cash provided by operating activities	$105.4	$78.7
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	77.5	80.0
Current portion of income tax provision	26.8	20.6
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	97.7	105.4
Restructuring and related charges	2.2	5.8
CCA litigation defense costs	0.5	1.5
Systems/organization establishment expenses	4.1	1.9
Cancelled acquisition and disposal costs	0.9	0.6
Bad debt provision	(0.2)	(0.8)
Total Adjusted EBITDA	$314.9	$293.7

Assumed debt.   Certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under nine euro-denominated term loan facilities that provide aggregate outstanding borrowings of approximately €22.1 million ($28.3 million) as of June 30, 2006. These term loans mature between 2006 and 2019 and bear annual interest rates ranging between 1.00% and 5.21% or EURIBOR plus 1.45% or LIBOR plus 0.39%. In addition, certain of our subsidiaries acquired in the Dynamit Nobel Acquisition are borrowers under three term loan facilities denominated in other foreign currencies, including Taiwanese Dollars, Chinese Renminbi and Japanese Yen, providing for borrowings of an aggregate U.S. dollar equivalent amount of approximately $2.9 million as of June 30, 2006 ($33.9 million of these term loans were paid in January 2006). These term loans mature in 2008 and bear annual interest rates ranging between 2.50% and 5.50%. The term loan facilities described above contain customary events of default and some of them are secured by mortgages or accounts receivables.

Additionally, Groupe Novasep (including subsidiaries) has three tranches of bank debt totaling €10.8 million ($13.9 million) and $9.0 million ($22.9 million in total), each with a maturity date of 2010 and interest rates of EURIBOR plus 1.75% in the case of two of the tranches, and LIBOR plus 1.75% for the remaining tranche. In addition, there is additional indebtedness at the Groupe Novasep subsidiary level totaling €4.7 million ($6.0 million) maturing in 2010 and interest rates of EURIBOR plus 1.25%. The remaining amount of assumed debt of €14.0 million ($17.9 million) consists primarily of capital leases with maturity dates ranging from 2006 to 2013.

“Assumed debt” includes certain capitalized lease obligations, a full recourse receivables factoring arrangement and subsidiary preferred stock in addition to the long-term debt described in the preceding two paragraphs.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in the Company’s 2005 Form 10-K. There have been no significant changes to these contractual obligations as of June 30, 2006.

Capital Expenditures

Rockwood’s capital expenditures in 2005 and the first six months of 2006 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Advanced Ceramics, Specialty Chemicals, Titanium Dioxide Pigments and Groupe Novasep segments. Capital expenditures in our Advanced Ceramics segment primarily related to expanding our medical products production facility. In our Specialty Chemicals segment, we made a significant investment in connection with Lithium production. Capital expenditures consisted of expansion of current Good Manufacturing Practice production lines and new equipment relating to multi-column chromatography in our Groupe Novasep segment.

For the six months ended June 30, 2006 and 2005, our capital expenditures on a cash basis were $90.1 million and $92.4 million, respectively. Capital expenditures for each of our reporting segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Groupe	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Novasep	Compounds	Electronics	Corporate	Consolidated
Six months ended June 30, 2006	$19.7	$11.1	$16.7	$12.2	$18.9	$2.8	$3.8	$4.9	$90.1
Six months ended June 30, 2005	15.7	11.6	16.1	21.4	19.0	2.1	2.4	4.1	92.4

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

Foreign currency related transactions

As of June 30, 2006, $1,235.4 million of the debt outstanding is denominated in euros, excluding the impact of the cross-currency swaps that convert U.S. dollar fixed-rate debt into euro fixed-rate debt.

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

The significant accounting policies of the Company are described in Note 1,”Description of Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2005 Form 10-K. There have been no significant changes to these critical accounting policies and estimates as of June 30, 2006.

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

A discussion and analysis of the Company’s market risk is included in the Company’s 2005 Form 10-K. There have been no significant changes to these market risks as of June 30, 2006.

Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006.

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

As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Subsequent to the issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and as part of the preparation of the Quarterly Report on Form 10-Q for the three months ended March 31, 2006, the Company determined that its condensed consolidated statement of cash flows included in its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005 should be restated. The restatement, which has been made in this Quarterly Report on Form 10-Q, was due to a classification error in the statement of cash flows regarding the treatment of acquisition costs of property, plant and equipment included in accounts payable and accrued expenses and other liabilities. In accordance with SFAS No. 95, Statement of Cash Flows, these costs should be reported within cash flows from investing activities when paid. The Company was reporting capital expenditures in its condensed consolidated statements of cash flows on an accrual basis rather than on a cash basis, and as a result, was reporting capital expenditures in the period in which the Company acquired legal title to the related property, plant and equipment rather than when the Company actually paid for such property, plant and equipment. Further, the unpaid portion of the transaction should be disclosed as a non-cash investing activity in the supplemental disclosure of cash flow information. We also revised the reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA and the disclosures in the “Liquidity and Capital Resources” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” related to cash flows from operating and investing activities for these periods.

This restatement was a result of a material weakness in internal control over financial reporting as the control over the proper classification of acquisition costs of property, plant and equipment included in accounts payable and accrued expenses and other liabilities did not operate effectively during 2005. Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, we enacted additional procedures in the preparation and review of the consolidated statement of cash flows to properly capture this information. We believe that as of June 30, 2006 we have remediated this weakness.

There have been no other significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s global tax department has been established and staffed at our corporate headquarters and the tax software system that we implemented has significantly strengthened the income tax accounting function. However, as these actions were implemented late in 2005, some of the planned improvements in internal control in this area have not been fully implemented. During 2006, we will continue to fully implement and train our accounting personnel worldwide in our new income tax accounting software system.

Additionally, we have continued to improve the design, documentation and implementation of our controls to ensure that our employees enhance their understanding and knowledge of the significant applicable tax matters which affect the Company in an effort to further strengthen the financial reporting process related to income taxes.

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

Item 1A. Risk Factors.

A discussion of the Company’s risk factors is included in the Company’s 2005 Form 10-K.  There have been no significant changes to these risk factors as of June 30, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

As discussed in Note 16, “Restatement,” the condensed consolidated statement of cash flows for the the six months ended June 30, 2005 was restated as a result of a classification error in the treatment of acquisition costs of property, plant and equipment. As a result, we will also restate the condensed consolidated statements of cash flows for the nine month period ended September 30, 2005. The restatement for this period will be reported when the Form 10-Q for the nine months ended September 30, 2006 is filed. The effects of this matter on the consolidated financial statements as of and for the year ended December 31, 2005 are not material.

The classification errors will be reported as follows (in millions) in the condensed consolidated statements of cash flows:

For the nine months ended September 30, 2005:

	As Originally	As
Description	Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Accounts payable	$20.6	$35.2
Accrued expenses and other liabilities	(22.9)	(21.2)
Net cash provided by operating activities	181.0	197.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, excluding capital leases	(123.0)	(139.3)
Net cash used in investing activities	(138.9)	(155.2)
NON-CASH INVESTING ACTIVITIES:
Decrease in liabilities for property, plant and equipment	—	(16.3)

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

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
Seifi Ghasemi Chairman of the Board and Chief Executive Officer Date: August 14, 2006

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta Senior Vice President and Chief Financial Officer Date: August 14, 2006