Form 10-Q
period 2007-06-30
ROCKWOOD SPECIALTIES GROUP INC
filed 2007-08-10
CIK 1261302

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The registrant’s common stock, par value $0.01 per share, is not publicly traded. As of August 8, 2007, there were outstanding 382,000 shares of common stock of the Registrant, all of which is held by our parent company Rockwood Specialties International, Inc.

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$850.7	$771.5	$1,646.8	$1,495.6
Cost of products sold	578.0	528.6	1,117.1	1,026.9
Gross profit	272.7	242.9	529.7	468.7
Selling, general and administrative expenses	160.2	148.3	315.0	288.9
Restructuring charges, net	1.5	1.0	6.0	2.2
(Gain) loss on sale of assets	(0.4)	0.1	(5.2)	(0.4)
Operating income	111.4	93.5	213.9	178.0
Other income (expenses):
Interest expense	(47.0)	(47.7)	(101.7)	(87.5)
Interest income	4.0	1.1	9.1	2.5
Loss on early extinguishment of debt	(19.4)	—	(19.4)	—
Refinancing expenses	—	—	(0.9)	—
Foreign exchange gain, net	3.3	5.1	3.7	2.2
Other, net	—	0.2	(0.1)	1.8
Other income (expenses), net	(59.1)	(41.3)	(109.3)	(81.0)
Income from continuing operations before taxes and minority interest	52.3	52.2	104.6	97.0
Income tax provision	22.0	22.0	44.0	40.3
Income from continuing operations before minority interest	30.3	30.2	60.6	56.7
Minority interest in continuing operations	(2.3)	—	(3.4)	—
Net income from continuing operations	28.0	30.2	57.2	56.7
Income from discontinued operations, net of tax	—	8.1	0.5	24.6
Gain on sale of discontinued operations, net of tax	—	—	115.7	—
Minority interest in discontinued operations	—	(1.2)	(0.1)	(4.2)
Net income	$28.0	$37.1	$173.3	$77.1

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$191.5	$25.9
Accounts receivable, net	531.0	463.4
Inventories	445.7	445.4
Deferred income taxes	16.4	15.1
Prepaid expenses and other current assets	54.0	40.8
Assets of discontinued operations	—	490.6
Total current assets	1,238.6	1,481.2
Property, plant and equipment, net	1,405.5	1,374.9
Goodwill	1,754.0	1,717.7
Other intangible assets, net	637.0	539.6
Deferred debt issuance costs, net of accumulated amortization of $25.0 and $25.4, respectively	42.9	51.6
Deferred income taxes	21.2	—
Other assets	56.6	56.1
Total assets	$5,155.8	$5,221.1
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$261.2	$290.3
Income taxes payable	3.1	0.2
Accrued compensation	73.2	85.9
Restructuring liability	10.7	8.5
Accrued expenses and other current liabilities	172.3	178.5
Deferred income taxes	4.3	—
Senior secured revolving credit facility	—	37.0
Long-term debt, current portion	89.6	80.8
Liabilities of discontinued operations	—	171.1
Total current liabilities	614.4	852.3
Long-term debt	2,437.2	2,720.9
Pension and related liabilities	365.0	353.0
Deferred income taxes	84.4	48.5
Other liabilities	143.2	94.2
Total liabilities	3,644.2	4,068.9
Minority interest	178.4	33.6
Stockholder's equity:
Common stock ($0.01 par value, 1,000,000 shares authorized, 382,000 shares issued and outstanding)	—	—
Paid-in capital	1,005.4	1,005.4
Accumulated other comprehensive income	285.4	236.7
Retained earnings (deficit)	42.4	(123.5)
Total stockholder's equity	1,333.2	1,118.6
Total liabilities and stockholder's equity	$5,155.8	$5,221.1

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$173.3	$77.1
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(0.5)	(24.6)
Gain on sale of discontinued operations, net of tax	(115.7)	—
Minority interest in discontinued operations	0.1	4.2
Depreciation and amortization	108.4	93.0
Deferred financing costs amortization	4.7	4.7
Loss on early extinguishment of debt (including $4.9 million of noncash write-offs on deferred financing costs)	19.4	—
Foreign exchange gain	(3.7)	(2.2)
Fair value adjustment of derivatives	2.0	(15.3)
Bad debt provision	1.2	0.5
Stock-based compensation	0.7	—
Deferred income taxes	20.0	16.2
Gain on sale of assets	(5.2)	(0.4)
Minority interest in continuing operations	3.4	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(57.9)	(53.0)
Inventories, including inventory write-up reversal	5.6	0.2
Prepaid expenses and other assets	(7.1)	7.6
Accounts payable	(15.2)	(24.7)
Income taxes payable	1.7	11.1
Accrued expenses and other liabilities (including intercompany transactions with discontinued operations of $51.3 million for the six months ended June 30, 2006)	11.5	(45.5)
Net cash provided by operating activities of continuing operations	146.7	48.9
Net cash provided by operating activities of discontinued operations	1.6	56.5
Net cash provided by operating activities	148.3	105.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	(33.4)	(13.4)
Capital expenditures, excluding capital leases	(93.8)	(71.2)
Proceeds from formation of Viance joint venture	76.6	—
Proceeds from sale of discontinued operations	421.4	—
Proceeds on sale of assets	10.0	2.4
Net cash provided by (used in) investing activities of continuing operations	380.8	(82.2)
Net cash used in investing activities of discontinued operations	—	(18.9)
Net cash provided by (used in) investing activities	380.8	(101.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured credit facilities	—	103.1
Repayment of 2011 Notes	(273.4)	—
Repayment of senior secured credit facilities	(64.9)	(129.2)
Payments on other long-term debt	(4.1)	(2.8)
Payments related to early extinguishment of debt	(14.5)	—
Net cash used in financing activities of continuing operations	(356.9)	(28.9)
Net cash used in financing activities of discontinued operations	—	(37.8)
Net cash used in financing activities	(356.9)	(66.7)

Effect of exchange rate changes on cash and cash equivalents	(5.0)	(3.4)
Net increase (decrease) in cash and cash equivalents	167.2	(65.8)
Less (increase) decrease in cash and cash equivalents from discontinued operations	(1.6)	0.1
Increase (decrease) in cash and cash equivalents from continuing operations	165.6	(65.7)
Cash and cash equivalents of continuing operations, beginning of period	25.9	96.4
Cash and cash equivalents of continuing operations, end of period	$191.5	$30.7
Supplemental disclosures of cash flow information:
Interest paid, net	$90.4	$84.7
Income taxes paid, net of refunds	$22.3	$12.6
Non-cash investing activities:
Acquisition of equipment under capital leases	$0.3	$—
Decrease in liabilities for property, plant and equipment	$(14.8)	$(12.0)

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

The interim financial statements included herein are unaudited. The condensed consolidated financial statements are presented based upon accounting principles generally accepted in the United States of America (“U.S. GAAP”), except that certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s 2006 Form 10-K. In the opinion of management, this information contains all adjustments necessary, consisting of normal and recurring accruals, for a fair presentation of the results for the periods presented.

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

Related Party Transactions—Rockwood has engaged in transactions with certain related parties including KKR and DLJ Merchant Banking Partners III, L.P. (“DLJMB”) and affiliates of each. Information concerning certain transactions is included in the Rockwood Holdings, Inc. 2006 Form 10-K in Item 13, “Certain Relationships and Related Transactions, and Director Independence.” There have been no significant changes to our related party transactions for the period ended June 30, 2007.

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

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in determining net income for the period in which exchange rates change, except for gains or losses on  euro-denominated debt that is designated as a net investment hedge of the Company’s euro-denominated investments and gains or losses on certain intercompany loans that are of a long-term nature for which settlement is not planned or anticipated in the foreseeable future which are reported and accumulated in the same manner as translation adjustments. These loans are all related to intercompany debt arrangements. As of June 30, 2007, the amount of intercompany debt arrangements deemed to be of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future is €519.4 million ($703.4 million using the Friday, June 29, 2007 exchange rate of €1.00 = $1.3542).

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

Income Taxes—Income taxes are determined in accordance with SFAS 109, Accounting for Income Taxes and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the corresponding tax carrying amounts of assets and liabilities. Deferred tax assets are also recognized for tax loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on available evidence weighted toward evidence that is objectively verifiable. Deferred taxes are not provided on the undistributed earnings of subsidiaries as such amounts are considered to be permanently invested or could be distributed to the parent company in a tax free manner.

Comprehensive Income—Comprehensive income includes net income and the other comprehensive income components which include unrealized gains and losses from foreign currency translation and from certain intercompany foreign currency loan transactions that are of a long-term investment nature as well as minimum pension liability adjustments that are recorded directly into a separate section of stockholder’s equity in the balance sheets. Also included are the net investment hedges discussed below. Foreign currency translation amounts are not adjusted for income taxes since they relate to indefinite length investments in non-U.S. subsidiaries and certain intercompany debt.

Comprehensive income is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2007	2006	2007	2006
Net income	$28.0	$37.1	$173.3	$77.1
Pension related adjustments, net of tax	(0.4)	—	0.1	4.6
Foreign currency translation	24.6	93.6	61.4	119.0
Intercompany foreign currency loan transactions	9.5	34.9	11.6	66.5
Net investment hedge, net of tax	(14.0)	(57.9)	(24.4)	(83.2)
Total comprehensive income	$47.7	$107.7	$222.0	$184.0

In November 2004, the Company completed the sale of €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 (“2014 Notes”). In connection with the 2014 Notes, the Company entered into a cross-currency swap with a five-year term and a notional amount of €155.6 million that effectively converted the U.S. dollar fixed-rate debt in respect of the dollar notes sold into euro fixed-rate debt. The Company has designated this contract as a hedge of the foreign currency exposure of its net investment in its euro-denominated operations. There was no ineffective portion of the net investment hedge as of June 30, 2007. The Company does not expect any of the loss on the net investment hedge residing in comprehensive income at June 30, 2007 to be reclassified into earnings during the subsequent twelve months.

In addition, we designated the remaining portion of our euro-denominated debt that is recorded on our U.S. books as a net investment hedge of our euro-denominated investments as of October 1, 2005 (euro-denominated debt of €680.9 million or $922.1 million based on the Friday, June 29, 2007 exchange rate of €1.00 = $1.3542). As a result, effective October 1, 2005, any foreign currency gains and losses resulting from the euro-denominated debt discussed above are accounted for as a component of accumulated other comprehensive income. There was no ineffective portion of the net investment hedge as of June 30, 2007. The Company does not expect any of the loss on the net investment hedge residing in comprehensive income at June 30, 2007 to be reclassified into earnings during the subsequent twelve months.

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

Stock-Based Compensation—Holdings has in place the 2005 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (the “Plan”). Under the Plan, Holdings may grant stock options, restricted stock and other stock-based awards to the Company’s employees and directors and allow employees and directors to purchase shares of its common stock. There are 10,000,000 authorized shares available for grant under the Plan. Effective January 1, 2006, the Company adopted SFAS No. 123R,

Share-Based Payment, and related interpretations and began expensing the grant-date fair value of stock options.

The Company adopted SFAS No. 123R using the modified prospective approach and therefore has not restated prior periods. In accordance with SFAS No. 123R, beginning in the first quarter of 2006, the Company recorded compensation cost for the unvested portion of awards issued after February 2005, which is the date Holdings first filed its registration statement with the Securities and Exchange Commission (“SEC”). The compensation cost for stock options and restricted stock units recorded under the Plan caused income from continuing operations before taxes and minority interest to decrease by $0.7 million and less than $0.1 million for the three months ended June 30, 2007 and 2006, respectively, and to decrease by $0.8 million and less than $0.1 million for the six months ended June 30, 2007 and 2006, respectively.

As discussed in Note 10, “Stock-Based Compensation,” Holdings granted additional stock options and performance restricted stock units in the second quarter of 2007 to certain employees of Rockwood Corporate Headquarters and its business units.  The performance restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment upon a change in control as defined in the equity agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of June 30, 2007 have been recorded as mezzanine equity (outside of permanent equity) in the Condensed Consolidated Balance Sheets of Holdings.

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

In July 2006, FIN 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation in the first quarter of 2007.  See Note 9, “Income Taxes,” for the impact of adopting this interpretation. In May 2007, the FASB issued Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. This FSP amends FIN 48 to provide guidance on how an enterprise should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

In September 2006, the FASB issued FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. It continues to permit the application of three alternative methods of accounting for planned maintenance activities: direct expense, built-in-overhaul and deferral methods. In addition, this FSP requires disclosure of the method of accounting for planned maintenance activities selected. The Company adopted this FSP in the first quarter of 2007 and has adopted an accounting policy that requires planned major maintenance activities to be accounted for under the direct-expense method. The adoption of this FSP did not have a material impact on the Company’s financial statements.

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

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 was issued. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value and permits all entities to choose to measure eligible items at fair value at specified election dates. This statement is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact this statement will have on its financial statements.

2.    DISCONTINUED OPERATIONS:

On January 9, 2007, the Company completed the sale of its Groupe Novasep subsidiary. The transaction was valued at approximately €425 million, which included the repayment of third party and intercompany indebtedness. As of December 31, 2006, the Company met the criteria for reporting the pending sale of its Groupe Novasep subsidiary as an asset held for sale and discontinued operations pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s financial statements reflect the Groupe Novasep subsidiary as a discontinued operation for all periods presented.

Operating results of the discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2007	2006	2007	2006
Net sales	$—	$84.3	$8.9	$172.8
Cost of products sold	—	58.3	7.0	122.9
Gross profit	—	26.0	1.9	49.9
Selling, general and administrative expenses	—	14.0	1.0	30.4
(Gain) loss on sale of business/assets	—	(0.1)	(117.7)	11.9
Operating income	—	12.1	118.6	7.6
Other income (expenses):
Interest expense, net	—	(1.2)	(0.3)	(1.9)
Foreign exchange gain, net	—	0.4	—	0.7
Net	—	(0.8)	(0.3)	(1.2)
Income before taxes and minority interest	—	11.3	118.3	6.4
Income tax provision (benefit)	—	3.2	2.1	(18.2)
Net income before minority interest	—	8.1	116.2	24.6
Minority interest	—	(1.2)	(0.1)	(4.2)
Net income	$—	$6.9	$116.1	$20.4

The Company received net cash proceeds of $421.4 million in 2007 from the sale of Groupe Novasep. The net gain on the sale recorded in the first quarter of 2007 is $115.7 million (net of $2.0 million of German taxes).

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

At June 30, 2007, the joint venture had no third party debt outstanding, no consolidated assets of the Company were pledged as collateral for any joint venture obligations and the general creditors of the joint venture had no recourse to the general credit of the Company.

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

Summarized financial information for each of the reportable segments is provided in the following table:

	Specialty	Performance	Titanium Dioxide	Advanced	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	Electronics	Corporate	Consolidated (a)
Three months ended June 30, 2007
Net sales	$270.9	$216.2	$123.3	$118.6	$70.8	$50.9	$—	$850.7
Total Adjusted EBITDA	66.3	45.5	21.0	32.7	9.5	8.7	(14.7)	169.0
Three months ended June 30, 2006
Net sales	$232.0	$212.8	$111.0	$98.0	$66.1	$51.6	$—	$771.5
Total Adjusted EBITDA	50.7	42.8	21.8	25.6	8.6	9.7	(12.8)	146.4
Six months ended June 30, 2007
Net sales	$538.8	$401.0	$239.4	$224.1	$140.4	$103.1	$—	$1,646.8
Total Adjusted EBITDA	134.6	78.1	43.4	61.5	17.6	18.1	(28.1)	325.2
Six months ended June 30, 2006
Net sales	$460.1	$395.3	$219.2	$190.7	$129.3	$101.0	$—	$1,495.6
Total Adjusted EBITDA	102.1	76.1	42.7	49.2	15.9	18.3	(25.1)	279.2

	Specialty	Performance	Titanium Dioxide	Advanced	Specialty
	Chemicals	Additives	Pigments	Ceramics	Compounds	Electronics	Corporate (b)	Eliminations (c)	Consolidated (d)
Identifiable assets as of:
June 30, 2007	$1,704.1	$1,207.8	$728.6	$807.8	$290.3	$281.2	$292.5	$(156.5)	$5,155.8
December 31, 2006	1,624.8	1,041.8	738.2	749.5	272.2	306.3	134.3	(136.6)	4,730.5

(a)  This amount does not include $19.8 million for the three months ended June 30, 2006 and $1.8 million and $35.7 million for the six months ended June 30, 2007 and 2006, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007.

(b)  This amount includes $43.1 million and $41.0 million of assets from the legacy businesses formerly belonging to Dynamit Nobel at June 30, 2007 and December 31, 2006, respectively.

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

(d)  This amount does not include $490.6 million of identifiable assets at December 31, 2006 from the former Groupe Novasep segment which was sold on January 9, 2007. Total identifiable assets including this amount were $5,221.1 million at December 31, 2006.

Geographic information regarding net sales based on seller’s location and long-lived assets are described in Note 4, “Segment Information,” in the Company’s 2006 Form 10-K.

On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges deemed by our senior management to be non-recurring gains and charges and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement, which reflects management’s interpretations thereof. The indentures governing the 2011 Notes (which was terminated when the 2011 Notes were redeemed in May 2007) and the 2014 Notes exclude certain adjustments permitted under the senior credit agreement. Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company’s business segments and reporting units. See Note 8, “Long-term Debt,” for information regarding the redemption of the 2011 Notes.

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

The following table presents a reconciliation of income (loss) from continuing operations before taxes and minority interest to Adjusted EBITDA on a segment GAAP basis:

	Specialty	Performance	Titanium Dioxide	Advanced	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	Electronics	Corporate	Consolidated
Three months ended June 30, 2007
Income (loss) from continuing operations before taxes and minority interest	$43.9	$27.8	$1.9	$13.1	$3.0	$4.6	$(42.0)	$52.3
Interest expense (a)	9.6	2.9	8.0	8.7	2.3	—	15.5	47.0
Interest income	(0.9)	(0.3)	(0.1)	(0.2)	—	(0.4)	(2.1)	(4.0)
Depreciation and amortization	13.6	12.9	10.5	10.1	2.8	4.0	1.3	55.2
Restructuring charges, net	0.3	0.3	—	0.6	—	—	0.3	1.5
CCA litigation defense costs	—	0.2	—	—	—	—	—	0.2
Systems/organization establishment expenses	(0.4)	—	—	0.4	0.3	—	—	0.3
Cancelled acquisition and disposal costs	0.1	—	0.7	—	—	—	(0.1)	0.7
Inventory write-up reversal	—	—	—	0.1	—	—	—	0.1
Loss on ear1ly extinguishment of debt	—	1.9	—	—	1.1	0.3	16.1	19.4
Loss (gain) on sale of assets	—	—	—	—	—	0.1	(0.5)	(0.4)
Foreign exchange loss (gain), net	0.1	(0.1)	—	(0.1)	—	0.1	(3.3)	(3.3)
Other	—	(0.1)	—	—	—	—	0.1	—
Total Adjusted EBITDA	$66.3	$45.5	$21.0	$32.7	$9.5	$8.7	$(14.7)	$169.0
Three months ended June 30, 2006
Income (loss) from continuing operations before taxes and minority interest	$25.1	$25.8	$5.3	$8.8	$6.3	$5.3	$(24.4)	$52.2
Interest expense (a)	15.0	3.6	7.3	8.2	—	0.7	12.9	47.7
Interest income	(1.8)	—	(0.1)	(0.1)	—	(0.7)	1.6	(1.1)
Depreciation and amortization	11.7	12.2	9.3	8.2	2.3	4.4	1.2	49.3
Restructuring charges, net	0.3	0.6	—	—	—	0.1	—	1.0
CCA litigation defense costs	—	0.2	—	—	—	—	—	0.2
Systems/organization establishment expenses	0.1	0.4	—	0.3	—	—	1.4	2.2
Cancelled acquisition and disposal costs	0.3	—	—	—	—	—	—	0.3
Inventory write-up reversal	—	—	—	0.1	—	—	—	0.1
Loss on sale of assets	—	—	—	0.1	—	—	—	0.1
Foreign exchange loss (gain), net	0.3	—	—	—	—	(0.1)	(5.3)	(5.1)
Other	(0.3)	—	—	—	—	—	(0.2)	(0.5)
Total Adjusted EBITDA (b)	$50.7	$42.8	$21.8	$25.6	$8.6	$9.7	$(12.8)	$146.4
Six months ended June 30, 2007
Income (loss) from continuing operations before taxes and minority interest	$90.7	$43.8	$6.1	$23.9	$6.0	$11.6	$(77.5)	$104.6
Interest expense (a)	19.0	6.2	15.9	16.6	4.7	0.1	39.2	101.7
Interest income	(1.7)	(0.5)	(0.1)	—	(0.2)	(0.7)	(5.9)	(9.1)
Depreciation and amortization	26.4	25.5	20.8	19.7	5.5	8.0	2.5	108.4
Restructuring charges, net	0.5	0.3	—	0.7	—	3.7	0.8	6.0
CCA litigation defense costs	—	0.3	—	—	—	—	—	0.3
Systems/organization establishment expenses	(0.4)	0.5	—	0.6	0.5	—	—	1.2
Cancelled acquisition and disposal costs	0.1	—	0.7	—	—	—	—	0.8
Inventory write-up reversal	—	—	—	0.1	—	—	—	0.1
Costs incurred related to debt modifications	—	—	—	—	—	—	0.9	0.9
Loss on early extinguishment of debt	—	1.9	—	—	1.1	0.3	16.1	19.4
Loss (gain) on sale of assets	—	0.1	—	—	—	(4.7)	(0.6)	(5.2)
Foreign exchange loss (gain), net	0.3	—	—	(0.1)	—	(0.2)	(3.7)	(3.7)
Other	(0.3)	—	—	—	—	—	0.1	(0.2)
Total Adjusted EBITDA (b)	$134.6	$78.1	$43.4	$61.5	$17.6	$18.1	$(28.1)	$325.2
Six months ended June 30, 2006
Income (loss) from continuing operations before taxes and minority interest	$55.2	$45.8	$11.8	$16.4	$11.7	$7.7	$(51.6)	$97.0
Interest expense (a)	25.6	7.6	14.3	15.6	—	1.9	22.5	87.5
Interest income	(3.2)	—	(0.1)	(0.1)	(0.1)	(1.1)	2.1	(2.5)
Depreciation and amortization	23.1	20.3	18.3	16.4	4.3	8.6	2.0	93.0
Restructuring charges, net	0.5	0.8	—	—	—	0.9	—	2.2
CCA litigation defense costs	—	0.5	—	—	—	—	—	0.5
Systems/organization establishment expenses	0.1	0.4	—	0.3	—	—	3.3	4.1
Cancelled acquisition and disposal costs	0.9	—	—	—	—	—	—	0.9
Inventory write-up reversal	—	0.8	—	0.1	—	—	—	0.9
(Gain) loss on sale of assets	—	(0.1)	—	0.1	—	—	(0.4)	(0.4)
Foreign exchange loss (gain), net	0.2	0.1	—	—	—	0.3	(2.8)	(2.2)
Other	(0.3)	(0.1)	(1.6)	0.4	—	—	(0.2)	(1.8)
Total Adjusted EBITDA (b)	$102.1	$76.1	$42.7	$49.2	$15.9	$18.3	$(25.1)	$279.2

(a)   Includes gains of $0.8 million and $4.6 million for the three months ended June 30, 2007 and 2006, respectively, and losses of $2.0 million and gains of $15.3 million for the six months ended June 30, 2007 and 2006, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)   This amount does not include $19.8 million for the three months ended June 30, 2006 and $1.8 million and $35.7 million for the six months ended June 30, 2007 and 2006, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007.

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

Items excluded from Adjusted EBITDA

The process of refocusing and restructuring the businesses acquired in the KKR Acquisition and establishing the post-acquisition corporate entity, along with the impact of the Dynamit Nobel Acquisition and the Company’s initial public offering, resulted in a number of charges that have affected Rockwood’s historical results. These charges, along with certain other items, are added to or subtracted from income (loss) from continuing operations before taxes and minority interest to derive Adjusted EBITDA, as defined below. These items include the following:

•                  Restructuring and related charges:  Restructuring charges of $1.5 million and $1.0 million were recorded in the three months ended June 30, 2007 and 2006, respectively, while $6.0 million and $2.2 million were recorded in the six months ended June 30, 2007 and 2006, respectively, for miscellaneous restructuring activities, including headcount reductions and facility closures (see Note 12, “Restructuring Liability,” for further details).

•                  Chromated copper arsenate (CCA) litigation defense costs:  Costs of $0.2 million and $0.2 million were recorded in the three months ended June 30, 2007 and 2006, respectively, while $0.3 million and $0.5 million were recorded in the six months ended June 30, 2007 and 2006, respectively, primarily for attorney fees related to the Company’s Timber Treatment Chemicals business line of the Performance Additives segment.

•                  Systems/organization establishment expenses:  For the three and six months ended June 30, 2007, expenses of $0.3 million and $1.2 million, respectively, were recorded. In the Advanced Ceramics and Specialty Compounds segments, expenses were incurred related to the integration of businesses acquired in 2007 and 2006.  In the Performance Additives segment, expenses were incurred primarily related to the integration of the Viance, LLC joint venture. For the three and six months ended June 30, 2006, expenses of $2.2 million and $4.1 million, respectively, were recorded related to professional fees incurred regarding systems and internal control documentation required in connection with the Sarbanes-Oxley Act of 2002 and fees relating to the implementation of a new consolidation software system.

•                  Cancelled acquisition and disposal costs:  Costs of $0.7 million and $0.3 million were recorded for the three months ended June 30, 2007 and 2006, respectively, and $0.8 million and $0.9 million were recorded for the six months ended June 30, 2007 and 2006, respectively, in connection with non-consummated acquisitions and dispositions.

•                  Loss on early extinguishment of debt:  In the second quarter of 2007, the Company paid a redemption premium of $14.5 million and wrote off $4.9 million of deferred financing costs associated with the redemption of the 2011 Notes on May 15, 2007 (see Note 8, “Long-Term Debt,” for further details).

•                  Costs incurred related to debt modifications:  In March 2007, the Company expensed $0.9 million related to the fourth amendment of the senior secured credit agreement to refinance all outstanding borrowings under the tranche F term loans with new tranche G term loans (see Note 8, “Long-Term Debt,” for further details).

•                  Inventory write-up reversal:  Under SFAS 141, Business Combinations, all inventories acquired in an acquisition must be revalued to “fair value.” In connection with the acquisition of the Sud-Chemie businesses in 2005 and acquisitions in the Advanced Ceramics segment in 2006 and 2007, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisitions. This resulted in a consequential reduction in gross profit, including currency effects, of $0.1 million in the Advanced Ceramics segment for the three and six months ended June 30, 2007; $0.1 million in the Advanced Ceramics segment for the three months ended June 30, 2006; and $0.9 million in the Performance Additives and Advanced Ceramics segments for the six months ended June 30, 2006 as the inventory was sold in the normal course of business.

•                  Gain on sale of assets:  For the three months ended June 30, 2007 and 2006, the Company recorded gains of $0.4 million and losses of $0.1 million, respectively, related to the sale of assets.  For the six months ended June 30, 2007 and 2006, the Company recorded gains of $5.2 million and $0.4 million, respectively, related to the sale of assets.  The gain recorded in the six months ended June 30, 2007 primarily relates to the sale of the U.S. Wafer Reclaim business in the Electronics segment.

•                  Foreign exchange gain (loss), net:  During the periods presented, the Company recorded foreign exchange gains and

(losses) related to our long-term debt and other non-operating transactions. These amounts primarily reflect the non-cash translation impact on our euro-denominated debt resulting from the strengthening or weakening of the euro against the U.S. dollar and/or the British pound. For the three months ended June 30, 2007 and 2006, gains of $3.3 million and $5.1 million, respectively, were recorded. For the six months ended June 30, 2007 and 2006, gains of $3.7 million and $2.2 million, respectively, were recorded.

•      Other:  In the six months ended June 30, 2006, the Company recorded $1.6 million of income related to the correction of an immaterial error reported in the first quarter of 2006 related to a previously unrecorded asset in the Titanium Dioxide Pigments segment.

5.    INVENTORIES:

Inventories are comprised of the following:

	June 30,	December 31,
($ in millions)	2007	2006
Raw materials	$144.1	$160.1
Work-in-process	52.7	53.3
Finished goods	242.5	226.4
Packaging materials	6.4	5.6
	$445.7	$445.4

6.     GOODWILL:

Below are goodwill balances and activity by segment:

	Specialty	Performance	Titanium Dioxide	Advanced	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	Electronics	Total
Balance, December 31, 2006	$597.6	$480.8	$172.6	$223.2	$118.5	$125.0	$1,717.7
Acquisitions	—	—	—	14.3	—	—	14.3
FIN 48 tax adjustments (a)	(6.1)	—	(1.6)	(2.2)	—	—	(9.9)
Other tax adjustments	(3.0)	—	—	—	(1.5)	—	(4.5)
Foreign exchange and other (b)	15.9	6.2	4.4	6.2	3.0	0.7	36.4
Balance, June 30, 2007	$604.4	$487.0	$175.4	$241.5	$120.0	$125.7	$1,754.0

(a)   See Note 9, “Income Taxes,” for details regarding the adoption of FIN 48.

(b)   Consists primarily of foreign currency changes. In the Performance Additives segment, the amount includes goodwill of $1.4 million related to the Viance, LLC joint venture formed in January 2007.

7.    OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of June 30, 2007			As of December 31, 2006
($ in millions)	Gross Carrying Amount (a)	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents and other intellectual property	$363.7	$(96.3)	$267.4	$311.1	$(82.0)	$229.1
Trade names and trademarks	135.7	(18.6)	117.1	132.7	(15.2)	117.5
Customer relationships	244.0	(44.3)	199.7	191.3	(32.6)	158.7
Supply agreements	28.6	(1.7)	26.9	6.5	(0.6)	5.9
Other	47.3	(21.4)	25.9	46.4	(18.0)	28.4
Total	$819.3	$(182.3)	$637.0	$688.0	$(148.4)	$539.6

(a)   The increase since December 31, 2006 is primarily related to other intangible assets acquired in the Viance joint venture completed in January 2007. See Note 3, “Viance, LLC Joint Venture,” for further details.

Amortization of other intangible assets was $16.2 million and $13.6 million for the three months ended June 30, 2007 and 2006, respectively and $31.4 million and $24.2 million for the six months ended June 30, 2007 and 2006, respectively. Estimated aggregate amortization expense for each of the five succeeding years is as follows:

Amortization
($ in millions)	Expense
Year ended
2007	$62.4
2008	60.9
2009	53.5
2010	52.0
2011	50.5

8.    LONG-TERM DEBT

Long-term debt and loans payable are summarized as follows:

	June 30,	December 31,
($, € and £ in millions)	2007	2006
Senior secured credit facilities:
Tranche A-1 term loans (€32.3 and €35.2, respectively)	$43.7	$46.5
Tranche A-2 term loans (€140.6 and €153.4, respectively)	190.4	202.4
Tranche E term loans	1,122.1	1,127.8
Tranche F term loans (€270.7 as of December 31, 2006) (refinanced March 23, 2007)	—	357.3
Tranche G term loans (€269.3 as of June 30, 2007)	364.7	—
Revolving short-term loans	—	37.0
2011 Notes (repaid May 15, 2007)	—	273.4
2014 Notes (€375.0 and $200.0 as of June 30, 2007 and December 31, 2006)	707.8	695.0
Other term loan facilities	10.9	12.9
Capitalized lease obligations (€34.2 and €35.3, respectively)	46.3	46.6
Preferred stock of subsidiary (£12.0 as of June 30, 2007 and December 31, 2006)	24.1	23.5
Other (€12.4 as of June 30, 2007 and December 31, 2006)	16.8	16.3
	2,526.8	2,838.7
Less current maturities	(89.6)	(117.8)
	$2,437.2	$2,720.9

In the first quarter of 2007, the Company entered into the fourth amendment (the “Fourth Credit Amendment”) to the senior secured credit agreement, dated as of July 30, 2004 (as amended by the First Amendment, dated as of October 8, 2004, by the Second Amendment dated as of December 10, 2004, and by the Third Amendment, dated as of December 13, 2005, the “Credit Agreement”). The Fourth Credit Amendment, among other things, (i) provides for approximately €269.3 million of new tranche G loans, the proceeds of which were used to repay in full the outstanding borrowings under the tranche F term loans, (ii) permits the Company to repay its outstanding 10 5/8% Senior Subordinated Notes due 2011 (“2011 Notes”) any time on or after May 15, 2007 without a corresponding repayment of term loans under the Credit Agreement, and (iii) resets substantially all of the baskets contained in the restrictive covenants and elsewhere in the Credit Agreement. The refinancing of the tranche F loans with the new tranche G loans effectively reduced the interest rate on the tranche G term loans by 50 basis points. The Company did not incur any additional borrowings under the Fourth Credit Amendment. In March 2007, the Company expensed $0.9 million related to the fourth amendment of the senior secured credit agreement.

On May 15, 2007, the Company redeemed its outstanding 10 5/8% Senior Subordinated Notes due 2011 in the aggregate principal amount of $273.4 million. In connection with this debt repayment, redemption premiums of $14.5 million were paid and deferred financing costs of $4.9 million were written off in the second quarter of 2007. These amounts are reported in “loss on early extinguishment of debt” in the Condensed Consolidated Statements of Operations.

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of June 30, 2007, the Company had approximately $58.8 million of letters of credit and other bank guarantees, of which $9.7 million will expire in less than one year, $6.9 million will expire in 2-3 years, $11.4 million will expire in 4-5 years and $30.8 million will expire after five years. This amount includes outstanding letters of credit of $27.9 million that reduced our availability under the senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

9.    INCOME TAXES:

Income tax expense has been computed based on the projected effective tax rate for the year. The effective tax rate for the first six months of 2007 and 2006 was 42.1% and 41.5%, respectively. The 2007 effective tax rate is primarily a function of the impact of the valuation allowance on domestic earnings and foreign rate differentials. During the first half of 2007, a tax provision of $44.0 million was recorded related to pre-tax book income of $104.6 million. The Company recorded an income tax provision of $40.3 million in the first half of 2006 on a pre-tax book income of $97.0 million.

In the six months ended June 30, 2007, the Company increased its worldwide valuation allowances by $16.3 million related to U.S. net deferred tax assets. The change in the valuation allowance for the first half of 2007 impacted the effective tax rate by $7.8 million. The following table reflects the activity in the valuation allowance for worldwide net operating losses and other deferred income tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2006	$64.1
Increase as reflected in income tax expense	7.8
Increase as reflected in other comprehensive income	8.5
Balance as of June 30, 2007	$80.4

In the first half of 2007, based on the Company’s policy and steady-state analysis, it was determined that there was not sufficient positive evidence of future taxable income in order to release the U.S. valuation allowance that has been recorded. During the first six months of 2007, the Company’s net deferred tax assets and liabilities were maintained at a zero level, other than a noncurrent deferred tax liability relating to goodwill with an indefinite reversal period. It is the Company’s policy that the valuation allowance is reversed in the period management determines it is more likely than not that the deferred tax assets, or a portion thereof, will be realized.

On July 13, 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to not be sustained upon audit by the relevant authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $44.1 million. In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities (other liabilities) unless expected to be paid in one year. Previously, accrued income tax liabilities were classified as current liabilities. As of June 30, 2007, the total amount of unrecognized tax benefits was $44.6 million. As a result of the initial implementation of FIN 48, the Company recognized a $1.0 million increase in the liability for unrecognized tax benefits which was accounted for as follows:

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

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company had accrued $2.4 million for interest and penalties at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties by $0.9 million. For the three and six months ended June 30, 2007, the accrual for interest and penalties was decreased by $0.1 million and remained unchanged, respectively. As of June 30, 2007, the Company had accrued a total of $3.3 million.

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

In the second quarter of 2007, the Company reclassified noncurrent deferred tax assets in certain jurisdictions previously netted in noncurrent deferred tax liabilities and reclassified current deferred tax liabilities in certain jurisdictions previously netted in current deferred tax assets. The noncurrent deferred tax reclassification relates to deferred tax assets in the U.K. of $21.2 million and the current deferred tax reclassifications relate to deferred tax liabilities in Germany and Italy aggregating $4.3 million. As of December 31, 2006, noncurrent deferred tax assets in certain jurisdictions of $20.9 were incorrectly netted with noncurrent liabilities and current deferred tax liabilities in certain jurisdictions of $3.4 million were incorrectly netted with current deferred tax assets.  The effect of this to the Company’s Condensed Consolidated Balance Sheets as of December 31, 2006 was not material.

It is anticipated that tax law changes in Germany and the U.K. will be enacted in 2007. The change in law and tax rates could have an impact on the existing deferred tax assets and liabilities recorded in those jurisdictions. The effective tax rate would be impacted in the quarter that these tax laws are enacted.

10.    STOCK-BASED COMPENSATION:

Holdings has in place the 2005 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (the “Plan”). Under the Plan, Holdings may grant stock options, restricted stock and other stock-based awards to its employees and directors and allow employees and directors to purchase shares of its common stock. There are 10,000,000 authorized shares available for grant under the Plan.

Restricted Stock—Restricted stock of Holdings can be granted with or without payment of consideration with restrictions on the recipient’s right to transfer or sell the stock. In the second quarter of 2007, Holdings granted 225,208 performance restricted stock units to management and key employees. These performance restricted stock units will vest on December 31, 2009 as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets as approved by the Compensation Committee. The number of shares of Holdings’ common stock ultimately awarded upon vesting is determined based on Holdings’ achievement of specified performance criteria. Certain employees have “company-wide performance targets,” for which vesting is based on the achievement of specified annualized Adjusted EBITDA and earnings per share growth levels, while others have “divisional performance targets” for which vesting is based on a particular division’s achievement of annualized Adjusted EBITDA growth. Holdings granted a “target amount” of performance restricted stock units, whereby if the specified performance target is met, such shares of Holdings’ common stock would be awarded upon vesting of these units. However, these awards provide the employee with the possibility of vesting from 0% to 200% of the share targeted units granted based upon performance versus the target. The compensation cost related to restricted stock of Holdings caused net income and income from continuing operations before taxes and minority interest to decrease by $0.3 million for the three and six months ended June 30, 2007. The weighted average grant date fair value of the restricted shares granted in the second quarter of 2007 was $31.94 per stock unit. As of June 30, 2007, there was $7.1 million of unrecognized compensation cost related to restricted stock units determined in accordance with SFAS No. 123R, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Stock Purchase—Eligible employees and directors can purchase shares of Holdings’ common stock at prices as determined by its board of directors.

Board of Directors’ Stock Options—Stock options granted to directors under this Plan shall have an exercise price at least equal to the fair market value of Holdings’ common stock on the date of grant. Options available for grant under this Plan are time options which have a life of ten years from the date of grant and vest in three equal annual installments on each of the first three anniversaries of the grant date.  In the second quarter of 2007, Holdings granted 7,878 stock options to a new director under this Plan.

Stock Options—Stock options granted to employees under the Plan shall have an exercise price at least equal to the fair market value of Holdings’ common stock on the date of grant. Holdings has granted two types of options under the Plan – time and performance options. Time options granted prior to 2007 have a life of ten years from the date of grant and vest as follows: time options granted prior to 2004 vest 10% in year one, 10% year two, 25% year three, 25% year four and 30% year five; and time options granted between 2004 and 2006 vest in installments of 20% on each of the first five anniversaries of the grant date.  Time options granted in 2007 have a life of seven years and vest in three annual installments on each of the first three anniversaries of December 31, 2006.  In the second quarter of 2007, Holdings granted 515,819 time-based stock options to management and key employees under the Plan.

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

The Company recorded no compensation cost in the historical statements of operations related to the Plan prior to 2006. The measurement date for determining compensation expense for each option had been the option issuance date and at that time the market price of the stock was equal to the exercise price in each case. The time options have been accounted for as a fixed plan. The performance options have been treated similar to fixed stock option plans as the Company concluded the predefined (non-accelerated) vesting schedule is substantive as it is deemed to be more likely than not that the applicable individuals will remain employed with the Company through that vesting date, particularly if the performance trigger has not occurred. As such, the measurement date for these options is the option grant date in accordance with APB Opinion 25.

The compensation cost related to stock options of Holdings caused income from continuing operations before taxes and minority interest to decrease by $0.4 million and less than $0.1 million in the three months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007, a tax benefit of $0.1 million was recorded. The compensation cost related to stock options of Holdings caused income from continuing operations before taxes and minority interest to decrease by $0.5 million and less than $0.1 million in the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, a tax benefit of $0.1 million was recorded. As noted in Note 1, “Description of Business and Summary of Significant Accounting Policies,” the Company is recording compensation cost for the unvested portion of awards issued after February 2005, which is the date Holdings first filed a registration statement with the SEC.

The fair value of stock options granted in the three and six months ended June 30, 2007 and 2006 were estimated on the date of grant using the Black-Scholes option pricing model that used the assumptions noted in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected term (in years)	4.5	N/A	4.5	6.0
Expected volatility	30%	N/A	30%	35%
Risk-free rate	4.7%	N/A	4.7%	4.7%
Expected dividends	N/A	N/A	N/A	N/A

The expected term represents the period of time that options granted are expected to be outstanding based on the simplified method for determining expected term of an employee share option (in accordance with SAB No. 107). As Holdings became a public company in August 2005, there is not a long period of history of its share price. As a result, Holdings’ expected volatility is based on the expected volatilities of comparable peer companies that are publicly traded. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividends are not applicable as Holdings currently does not pay and does not expect to pay a dividend on its shares.

As of June 30, 2007, there was $5.2 million of unrecognized compensation cost related to nonvested stock options determined in accordance with SFAS No. 123R, which is expected to be recognized over a weighted-average period of approximately 2.5 years. As of June 30, 2007 and December 31, 2006, the number of nonvested stock options determined in accordance with SFAS No. 123R was 566,349 and 47,814, respectively, and the weighted-average grant date fair value of nonvested stock options was $10.53 and $8.88, respectively.

The total intrinsic value of stock options exercised during the six months ended June 30, 2007 was $0.2 million. Cash received from option exercises during the six months ended June 30, 2007 was $0.2 million. There was no tax benefit realized from options exercised in 2007. The total fair value of shares vested during the three and six months ended June 30, 2007 was less than $0.1 million.

A summary of the status of the Holdings’ options granted pursuant to the Plan at June 30, 2007 and changes during the period ended on that date is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(‘000)		(years)	($ in millions)
Outstanding at December 31, 2006	3,838	$14.69
Granted	524	31.94
Exercised	(17)	14.61
Forfeited	(30)	14.61
Outstanding at June 30, 2007	4,315	$16.79	5.90	$85.3

Options vested at June 30, 2007 and expected to vest in the future	3,646	$16.77	5.73	$82.0

Options vested at June 30, 2007	2,028	$14.65	5.28	$44.4

Weighted-average fair value of options granted during the year	$10.67

11.    EMPLOYEE BENEFIT PLANS:

The following table represents the net periodic benefit costs and related components in accordance with SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R):

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006
Service cost	$2.2	$2.3	$4.3	$4.5
Interest cost	6.1	5.5	12.1	10.7
Expected return on assets	(2.4)	(2.0)	(4.8)	(3.9)
Net amortization of actuarial losses	0.1	0.6	0.3	1.2
Total pension cost	$6.0	$6.4	$11.9	$12.5

12.    RESTRUCTURING LIABILITY:

The Company recorded restructuring charges of $1.5 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively and $6.0 million and $2.2 million of restructuring charges for the six months ended June 30, 2007 and 2006, respectively.  The Company records restructuring liabilities from time to time that represent charges incurred in connection with consolidations and cessations of certain of its operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of write-offs of assets and severance costs. Severance charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

During the six months ended June 30, 2007, the Company expensed $6.0 million of restructuring charges. In the Electronics segment, facility closure and severance costs of $3.7 million were recorded related to the restructuring of the Wafer Reclaim business.  In addition, $0.8 million was recorded in Corporate and $0.3 million was recorded in the Performance Additives segment for miscellaneous headcount reductions and facility closures.  In the Advanced Ceramics and Specialty Chemicals segments, $0.7 million and $0.5 million, respectively, was recorded for miscellaneous headcount reductions.

During the six months ended June 30, 2006, the Company expensed $2.2 million of restructuring charges for miscellaneous restructuring actions, including $0.9 million for the announced restructuring of the Wafer Reclaim business in the Electronics segment. The Company recorded severance and related costs for employees in connection with the closure of two Wafer Reclaim facilities (one each in the U.K. and U.S.). The Wafer Reclaim operating facility in the U.K. was closed in January 2006 and one of the facilities in the U.S. was closed in March 2006. In addition, $0.5 million was recorded in the Specialty Chemicals segment and $0.8 million was recorded in the Performance Additives segment for miscellaneous headcount reductions and the announced closure of the Baulking, United Kingdom facility for our Clay-based Additives business in the Performance Additives segment.

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

In  2004, upon the acquisition of the Dynamit Nobel businesses, the Company began to assess and formulate specific plans to involuntarily terminate or relocate certain employees and/or exit certain activities of these businesses. For example, the Company closed the former corporate office of Dynamit Nobel located in Troisdorf, Germany in the fourth quarter of 2004. The related restructuring provision included severance costs for general and administrative personnel, the closure costs for this building and the relocation costs for the remaining employees who were relocated to the Company’s new Frankfurt, Germany location. Also in 2004, as part of the acquisition of the Pigments and Dispersions business of Johnson Matthey, the Company initiated a restructuring program and incurred severance costs for selling, general and administrative personnel.

Selected information for the 2007 restructuring actions follows:

		Facility
	Severance	Closure
($ in millions)	Costs	Costs	Total
2007
Liability balance, December 31, 2006	$—	$—	$—
Restructuring charge in 2007	1.4	0.5	1.9
Utilized	(0.6)	(0.5)	(1.1)
Foreign exchange and other	(0.1)	0.1	—
Liability balance, June 30, 2007	$0.7	$0.1	$0.8

These actions are expected to be completed by the end of 2007.

Selected information for the 2006 restructuring actions follows:

		Facility
	Severance	Closure	Relocation
($ in millions)	Costs	Costs	Costs	Total
2006
Liability balance, December 31, 2006	$4.4	$0.7	$0.7	$5.8
Restructuring charge in 2007	0.9	3.2	—	4.1
Utilized	(1.5)	(0.5)	—	(2.0)
Foreign exchange and other	0.1	0.1	—	0.2
Liability balance, June 30, 2007	$3.9	$3.5	$0.7	$8.1

The majority of the severance and relocation costs from this restructuring action consist of costs related to the consolidation in 2007 of several U.K. facilities resulting from an acquisition in 2006 by the Specialty Compounds segment. The severance and relocation costs related to this action are expected to be completed during 2008. The facility closure costs from this action primarily relate to the restructuring of the Wafer Reclaim business and the closure of two Wafer Reclaim facilities.  The facility closure costs related to this action are expected to be completed when the lease expires in 2018.

Selected information for the 2005 restructuring actions follows:

		Facility
	Severance	Closure
($ in millions)	Costs	Costs	Total
2005
Liability balance, December 31, 2006	$0.2	$0.5	$0.7
Utilized	—	(0.2)	(0.2)
Foreign exchange and other	—	(0.1)	(0.1)
Liability balance, June 30, 2007	$0.2	$0.2	$0.4

These actions are expected to be completed by the end of 2007.

Selected information for the 2004 restructuring actions follows:

		Facility
	Severance	Closure	Relocation
($ in millions)	Costs	Costs	Costs	Total
2004
Liability balance, December 31, 2006	$1.6	$0.1	$0.3	$2.0
Utilized	(0.8)	(0.1)	—	(0.9)
Foreign exchange and other	0.2	—	0.1	0.3
Liability balance, June 30, 2007	$1.0	$—	$0.4	$1.4

These actions are expected to be substantially completed by the end of 2007.

Restructuring reserves by segment are as follows:

	June 30,	December 31,
($ in millions)	2007	2006
Specialty Chemicals	$1.2	$1.9
Performance Additives	0.7	0.6
Advanced Ceramics	0.6	0.7
Specialty Compounds	4.4	4.9
Electronics	3.2	0.1
Corporate	0.6	0.3
	$10.7	$8.5

13.     COMMITMENTS AND CONTINGENCIES:

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

In April 2005, Hospira Incorporated filed suit in Mecklenburg County, North Carolina Superior Court against one of the Company’s wholly-owned subsidiaries in its Specialty Compounds segment alleging claims for negligence, negligent misrepresentation, estoppel, fraud, third party beneficiary breach of contract and unfair trade practices as a result of the subsidiary providing PVC compound to its customer. Hospira is seeking damages of approximately $16.0 million for costs allegedly related to its recall and destruction of intravenous administration kits that incorporated components made with this compound, and further seeks treble damages of approximately $48.0 million, plus attorneys’ fees and interest, under the North Carolina unfair trade practice statute. The Court has dismissed Hospira’s negligence and estoppel claims, but denied the subsidiary’s motion to dismiss the other claims. Following discovery, the Company’s subsidiary filed a motion for summary judgment to dismiss the remaining claims, which is currently pending before the court. The Company will continue to vigorously defend this matter. While the Company believes its subsidiary has meritorious defenses against Hospira’s claims and do not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the outcome of this litigation and resolution of this claim may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

Although the Company expects to continue to pay legal fees in connection with certain legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that these actions will have a material effect on the financial condition, results of operations or liquidity of the Company, except as discussed above. Reserves in connection with such product liability matters do not individually exceed $1.5 million and in the aggregate $4.0 million. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation. See Part II, Item 1-Legal Proceedings, for additional information regarding the Company’s legal matters.

Indemnity Matters—Under the terms of the Business and Share Sale and Purchase Agreement, the Deed of Tax Covenant and the Environmental Deed entered into in connection with the KKR Acquisition, Degussa U.K. Holdings Ltd., as successor to Laporte Plc, is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing of the KKR Acquisition. Under the terms of the Sale and Purchase Agreement with mg technologies ag (now known as GEA Group Aktiengesellschaft (“GEA Group”)) and its subsidiary MG North America Holdings, Inc. (now known as GEA North America Inc. (“GEA North America”)), GEA Group is obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing, subject to certain limits and exclusions. Pursuant to these agreements, the Company has various claims for indemnification with Degussa and GEA Group. In addition, the Company may be subject to indemnity claims relating to properties or businesses it divested. For example, as discussed below, the Company is required to indemnify the buyers of the Groupe Novasep subsidiary for certain known and unknown environmental actions which may arise in the future that relate to the period prior to the closing. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company will not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Regulatory Developments

In June 2007, the United States Department of Homeland Security Agency’s regulation on Chemical Plant Security became effective. This rule seeks to regulate security at facilities that store certain listed substances. The Company believes that 12 of its facilities in the

United States may be required to provide information necessary to complete the first step known as the Top Screen. After gathering information during the Top Screen process, Homeland Security will develop four tiers of risk with Tier 1 being the highest risk sites and Tier 4 representing the lowest. For national security reasons, the Department will not publish the ranking criteria. The Company believes that following Top Screen, six of the Company’s locations may receive a ranking and be asked to undertake the second step of the regulation, which is to prepare a Site Vulnerability Analysis (which includes identification of critical assets, threat assessments, identification of potential security vulnerabilities and analysis of countermeasures to a terrorist attack) and a Site Security Plan (which describes the security measures that will address each identified vulnerability). Each Site Vulnerability Analysis and Site Security Plan must be reviewed and approved by the Department of Homeland Security. Although some security improvements may be required at certain of the Company’s facilities, the Company does not expect compliance with this regulation to have a material impact on its cash flows or results of operations.

On June 1, 2007 the Registration, Evaluation and Authorization of Chemicals (“REACH”) became effective in the EU. The REACH legislation requires manufacturers and importers of certain chemicals to register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. Covered substances must be registered by December 31, 2008. Currently, REACH is expected to be implemented in three phases over the next eleven years based on known product hazards and/or volume of product in commerce. Under REACH, where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. As a specialty chemicals company, it is possible that the Company is the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of the Company’s products. The Company estimates it has approximately 350 products that might be subject to REACH. The Company is taking steps to comply with REACH and is evaluating the potential costs of compliance which it believes to be approximately $3.0 million per year over the next eleven years, although the Company may incur additional costs depending on the safety assessments required. In addition, it is possible that REACH may affect raw material supply, customer demand for certain products and the Company’s decision to continue to manufacture and sell certain products.

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

The Kyoto Protocol is an amendment to an international treaty on global warming. The Protocol establishes significant emission reduction targets for six gases considered to have global warming potential, referred to as greenhouse gases. The Protocol was adopted in 1997 and became effective in February 2005 in over 140 countries that have ratified it. The EU, including Germany and other countries where the Company has interests, ratified the Kyoto Protocol in 2002 and, in doing so, have enacted regulations that reduce the emission of greenhouse gases and have established a trading system covering carbon dioxide emissions, which became effective at the start of 2005. The regulations directly affect the Company’s power plants at the Duisburg and Langelsheim sites in Germany, as well as the power plant being operated by a third party on one of the Company’s sites. Rockwood and such third party are required to purchase carbon dioxide credits, which could result in increased operating costs, and may be required to develop additional cost-effective methods to reduce carbon dioxide emissions, which could result in increased capital expenditures. The new regulation indirectly affects the Company’s other operations in the EU, which may experience higher energy costs from third party providers. The Company continues to evaluate options in order to comply with the Protocol. However, the Company does not expect this to have a material impact on its cash flow or results of operations.

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

Environmental contamination is known to exist at certain of the Company’s present and former facilities, including its facilities located in Turin, Italy; St. Fromond, St. Cheron and Sens, France; Hainhausen, Troisdorf, Stadeln, Duisburg, Plochingen, Marktredwitz, Ronnenberg-Empelde and Langelsheim, Germany; Oss, The Netherlands; Kidsgrove, Sudbury and Barrow, U.K.; Boksburg East, South Africa and in the United States, in Valdosta, Georgia, Beltsville, Maryland, Louisville, Kentucky, New Johnsonville, Tennessee, Harrisburg, North Carolina, Laurens, South Carolina, Silver Peak, Nevada and La Mirada, California. Soil

contamination is also known to exist at the Company’s facilities at Freeport, Texas, Sudbury, U.K., Sens, France, Dueneberg, Germany and Sumperk in Czech Republic; however, no further regulatory remedial actions are currently required for these facilities and any liabilities arising from such contamination is covered by indemnity obligations or the previous owners of these facilities with the exception of Freeport, Dueneberg and Sens. The Company is currently operating groundwater remediation systems at its Hainhausen, Stadeln, Oss, Valdosta, and Silver Peak facilities. The Company also operates groundwater remediation and/or monitoring systems at its Plochingen, Marktredwitz, Stadeln, Troisdorf, New Johnsonville and Laurens facilities, for which prior owners or insurers have assumed responsibility. The Company also continues to monitor groundwater at the Beltsville and St. Cheron facilities, which were previously the subject of a soil removal action. Groundwater is also monitored at the St. Fromond and Barrow facilities due to prior spills and at the Harrisburg facility due to a landfill closure. The Company believes that additional environmental studies, and possibly environmental remediations, will be required at the Harrisburg facility. The Company is also in the process of determining appropriate remedial actions with the regulatory authorities at the following locations: Duisburg, Langelsheim, Troisdorf, Turin, Louisville and La Mirada. Furthermore, as a result of facility closings, divestitures and offsite disposal activities, the Company is responsible for the following other matters: contamination beneath divested portions of the manufacturing facility in Troisdorf; a former disposal site in Laurel, Maryland; contamination at a closed Specialty Chemicals facility in Houston, Texas; contamination at a former Specialty Chemicals facility in Sunbright, Virginia; groundwater remediation at Stadeln; and former sites operated by Dynamit Nobel’s previously divested explosives business. The Company is also a de minimis participant in several Superfund matters.

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

Government Enforcement Proceedings and Civil Litigation

During the course of the Company’s business, the Company may receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable SHE laws. Currently, the Company is a party to a consent order with the Metropolitan Sewer District (“MSD”) in St. Louis, Missouri to reduce ammonia concentrations in wastewater discharge to a city treatment plant. MSD’s new National Pollution Discharge Elimination System (“NPDES”) permit requires the Company to reduce the facility’s ammonia discharge by an average of 50% by December 31, 2008. The Company is evaluating various options to reduce the amount of ammonia discharge. The Company will be required to make capital expenditures of approximately $3.0 million in connection with this matter.

Environmental Indemnity Obligations

Pursuant to the share purchase agreement entered into in connection with the sale of the Groupe Novasep subsidiary, the Company agreed to indemnify the buyers for certain known and unknown environmental actions which may arise in the future related to periods prior to closing of the sale. These obligations expire three years after the closing; however, the Company’s liability for such obligations is reduced from 90 percent of any qualifying environmental liability claim to 70 percent of such claims 15 months after the closing. In addition, the Company is required to indemnify the purchaser of the Company’s U.S. Wafer Reclaim business for six years for any unknown environmental actions attributable to the conduct of such business prior to the closing of the transaction in February 2007. The business purchase agreement provides that the Company must indemnify the buyer for 100% of claims related to contamination of the business’ site or the migration of any hazardous substances from such site if notice of any such claim is given within four years of the closing of the transaction in February 2007, and 50% of such claims if notice is given after the fourth but before the sixth anniversary of the closing.

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

In addition, pursuant to the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition in April 2004,

GEA Group and its subsidiary, GEA North America, are required to indemnify the Company and its subsidiaries for 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to the contamination of the Company or its subsidiaries’ properties, if notified within ten years. If GEA Group’s and GEA North America’s responsibility for contamination matters cannot be proven, a sliding scale reduces the percentage further for each year during the five-year period from year six to ten. GEA Group and GEA North America are also obligated to indemnify us for 85% of claims related to legacy site matters, such as environmental matters relating to properties or businesses owned or operated by Dynamit Nobel prior to, but not on, the closing of Dynamit Nobel Acquisition, if notified within ten years from closing (which occurred on July 31, 2004). In addition, GEA Group and GEA North America are obligated to indemnify the Company for 50% of the excess amount of losses over the amount of the related reserves for operational compliance matters, if notified by December 31, 2006, and 50% of the excess amount of losses over the amount of the related reserves (in the case of known claims) and 50% of claims (in the case of unknown claims) related to certain environmental damage claims unknown at the time of the closing of the Dynamit Nobel Acquisition, if notified within ten years. All of these indemnity obligations are subject to different minimum per claim thresholds depending on whether the matter was disclosed or not, and on the subject matter, ranging between €100,000 and €750,000 ($135,420 and $1,015,650 using the Friday, June 29, 2007 exchange rate of €1.00=$1.3542) depending on the type of claim. The indemnity obligations are further subject to certain deductibles, exclusions and limitations. Furthermore, GEA Group and GEA North America are obligated to indemnify the Company for certain environmental risks arising from certain “shared site” structures for a duration of ten years from closing. This indemnity obligation is not subject to the percentages, de minimis exclusions, deductibles and thresholds described above, and it is not subject to most of the general limitations.

Although the Company has no reason to believe that the financial condition of those parties who may have indemnification obligations to the Company is other than sound, in the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that GEA Group, GEA North America, Degussa or any other party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce its rights under the indemnities. In cases where the Company’s indemnification claims to third parties are uncontested, the Company expects to realize recoveries within the short term. In addition, the Company may be required to make indemnity payments in connection with certain environmental matters. However, the Company does not believe that resolution of the known environmental matters subject to indemnification obligations owed to the Company will have a material adverse effect on its business or financial condition, but may have a material adverse effect on the Company’s results of operations or cash flow in any quarterly or annual reporting period.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid directly by its insurers and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $35.0 million and $34.9 million for known environmental liabilities as of June 30, 2007 and December 31, 2006, respectively, all of which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets for such periods. Included in the $35.0 million as of June 30, 2007 is €6.8 million ($9.2 million using the Friday, June 29, 2007 exchange rate of €1.00=$1.3542) that is discounted using a 5.0% discount rate (undiscounted amount equals $13.7 million), and €2.1 million ($2.8 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $3.8 million). Included in the $34.9 million as of December 31, 2006 is €6.7 million ($8.8 million using the December 31, 2006 exchange rate of €1.00=$1.3199) that is discounted using a 5.0% discount rate (undiscounted amount equals $13.8 million), and €1.9 million ($2.5 million) that is discounted using a 5.5% discount rate (undiscounted amount equals $3.2 million). In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years. At June 30, 2007, the Company estimates that the potential range for such environmental matters is from $35.0 million to $50.0 million. In the six months ended June 30, 2007, the Company recorded charges of $0.2 million to increase its environmental liabilities and made payments of $0.7 million for clean-up and remediation costs, which reduced its environmental liabilities. For the six months ended June 30, 2007, the recurring cost of managing hazardous substances for our ongoing operations is $26.0 million. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range identified above.

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

14.                    CONSOLIDATING FINANCIAL INFORMATION:

As described in Note 8, “Long-term Debt,” the Company issued the 2014 Notes in November 2004. The following consolidating financial statements present the results of operations, financial condition and cash flows, in separate columns, of the parent company (Rockwood Specialties Group, Inc.), which is the issuer of the 2014 Notes, guarantor subsidiaries, non-guarantor subsidiaries, elimination adjustments and consolidated totals.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$205.0	$645.7	$850.7
Cost of products sold	—	140.0	438.0	578.0
Gross profit	—	65.0	207.7	272.7
Selling, general and administrative expenses	—	41.9	118.3	160.2
Restructuring charges, net	—	0.3	1.2	1.5
Loss (gain) on sale of assets	—	0.1	(0.5)	(0.4)
Operating income	—	22.7	88.7	111.4
Other income (expenses):
Intergroup interest, net	18.3	(5.0)	(13.3)	—
Interest expense	(40.2)	(0.6)	(6.2)	(47.0)
Interest income	5.8	0.3	(2.1)	4.0
Intergroup other, net	17.3	4.5	(21.8)	—
Loss on early extinguishment of debt	(15.6)	(3.2)	(0.6)	(19.4)
Foreign exchange gain (loss), net	2.1	(0.2)	1.4	3.3
Other, net	0.3	(0.3)	—	—
Other income (expenses), net	(12.0)	(4.5)	(42.6)	(59.1)
(Loss) income from continuing operations before taxes and minority interest	(12.0)	18.2	46.1	52.3
Income tax provision	0.2	0.5	21.3	22.0
(Loss) income from continuing operations before minority interest	(12.2)	17.7	24.8	30.3
Minority interest in continuing operations	—	—	(2.3)	(2.3)
Net (loss) income from continuing operations	(12.2)	17.7	22.5	28.0
(Loss) gain on sale of discontinued operations, net of tax	—	(9.1)	9.1	—
Net (loss) income	$(12.2)	$8.6	$31.6	$28.0

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$262.5	$509.0	$771.5
Cost of products sold	—	190.4	338.2	528.6
Gross profit	—	72.1	170.8	242.9
Selling, general and administrative expenses	0.1	47.6	100.6	148.3
Restructuring charges, net	—	—	1.0	1.0
Gain on sale of assets	—	—	0.1	0.1
Operating (loss) income	(0.1)	24.5	69.1	93.5
Other income (expenses):
Intergroup interest, net	28.5	(5.9)	(22.6)	—
Interest expense	(39.1)	(0.7)	(7.9)	(47.7)
Interest income	—	—	1.1	1.1
Intergroup other, net	17.5	(18.0)	0.5	—
Foreign exchange gain (loss), net	2.1	(0.1)	3.1	5.1
Other, net	—	—	0.2	0.2
Other income (expenses), net	9.0	(24.7)	(25.6)	(41.3)
Income (loss) from continuing operations before taxes	8.9	(0.2)	43.5	52.2
Income tax provision	4.6	1.8	15.6	22.0
Net income (loss) from continuing operations	4.3	(2.0)	27.9	30.2
Income from discontinued operations, net of tax	—	—	8.1	8.1
Minority interest in discontinued operations	—	—	(1.2)	(1.2)
Net income (loss)	$4.3	$(2.0)	$34.8	$37.1

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$393.8	$1,253.0	$1,646.8
Cost of products sold	—	274.2	842.9	1,117.1
Gross profit	—	119.6	410.1	529.7
Selling, general and administrative expenses	0.1	84.8	230.1	315.0
Restructuring charges, net	—	0.8	5.2	6.0
Loss (gain) on sale of assets	0.1	(4.2)	(1.1)	(5.2)
Operating (loss) income	(0.2)	38.2	175.9	213.9
Other income (expenses):
Intergroup interest, net	36.6	(10.5)	(26.1)	—
Interest expense	(87.8)	(1.3)	(12.6)	(101.7)
Interest income	13.4	0.3	(4.6)	9.1
Intergroup other, net	17.6	8.5	(26.1)	—
Loss on early extinguishment of debt	(15.6)	(3.2)	(0.6)	(19.4)
Refinancing expenses	(0.9)	—	—	(0.9)
Foreign exchange gain (loss), net	3.4	(0.3)	0.6	3.7
Other, net	0.3	(0.3)	(0.1)	(0.1)
Other income (expenses), net	(33.0)	(6.8)	(69.5)	(109.3)
(Loss) income from continuing operations before taxes and minority interest	(33.2)	31.4	106.4	104.6
Income tax provision	0.6	4.2	39.2	44.0
(Loss) income from continuing operations before minority interest	(33.8)	27.2	67.2	60.6
Minority interest in continuing operations	—	—	(3.4)	(3.4)
Net (loss) income from continuing operations	(33.8)	27.2	63.8	57.2
Income from discontinued operations, net of tax	—	—	0.5	0.5
(Loss) gain on sale of discontinued operations, net of tax	—	(9.1)	124.8	115.7
Minority interest in discontinued operations	—	—	(0.1)	(0.1)
Net (loss) income	$(33.8)	$18.1	$189.0	$173.3

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$501.2	$994.4	$1,495.6
Cost of products sold	—	363.8	663.1	1,026.9
Gross profit	—	137.4	331.3	468.7
Selling, general and administrative expenses	0.1	94.0	194.8	288.9
Restructuring charges, net	—	0.1	2.1	2.2
Gain on sale of assets	—	—	(0.4)	(0.4)
Operating (loss) income	(0.1)	43.3	134.8	178.0
Other income (expenses):
Intergroup interest, net	54.8	(13.4)	(41.4)	—
Interest expense	(72.7)	(0.9)	(13.9)	(87.5)
Interest income	—	—	2.5	2.5
Intergroup other, net	17.5	(18.7)	1.2	—
Foreign exchange gain (loss), net	2.5	—	(0.3)	2.2
Other, net	—	—	1.8	1.8
Other income (expenses), net	2.1	(33.0)	(50.1)	(81.0)
Income from continuing operations before taxes	2.0	10.3	84.7	97.0
Income tax provision	4.6	4.4	31.3	40.3
Net (loss) income from continuing operations	(2.6)	5.9	53.4	56.7
Income from discontinued operations, net of tax	—	—	24.6	24.6
Minority interest in discontinued operations	—	—	(4.2)	(4.2)
Net (loss) income	$(2.6)	$5.9	$73.8	$77.1

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JUNE 30, 2007

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$490.2	$(127.2)	$(171.5)	$—	$191.5
Accounts receivable, net	—	120.3	410.7	—	531.0
Inventories	—	106.7	339.0	—	445.7
Deferred income taxes	(6.4)	17.9	4.9	—	16.4
Prepaid expenses and other current assets	1.8	9.4	42.8	—	54.0
Total current assets	485.6	127.1	625.9	—	1,238.6
Property, plant and equipment, net	—	225.6	1,179.9	—	1,405.5
Investment in subsidiary	1,688.7	96.8	—	(1,785.5)	—
Goodwill	—	346.3	1,407.7	—	1,754.0
Intergroup receivable	1,531.7	371.7	3,616.9	(5,520.3)	—
Other intangible assets, net	—	52.5	584.5	—	637.0
Deferred debt issuance costs, net	2.4	4.6	35.9	—	42.9
Deferred income taxes	—	—	21.2	—	21.2
Other assets	14.7	8.0	33.9	—	56.6
Total assets	$3,723.1	$1,232.6	$7,505.9	$(7,305.8)	$5,155.8
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$—	$69.3	$191.9	$—	$261.2
Income taxes payable	4.5	(5.8)	4.4	—	3.1
Accrued compensation	—	13.3	59.9	—	73.2
Restructuring liability	—	0.9	9.8	—	10.7
Accrued expenses and other current liabilities	25.7	36.4	110.2	—	172.3
Deferred income taxes	—	—	4.3	—	4.3
Long-term debt, current portion	23.6	—	66.0	—	89.6
Total current liabilities	53.8	114.1	446.5	—	614.4
Long-term debt	2,214.8	—	222.4	—	2,437.2
Pension and related liabilities	—	9.1	355.9	—	365.0
Intergroup payable	418.4	756.1	4,345.8	(5,520.3)	—
Deferred income taxes	(17.6)	27.1	74.9	—	84.4
Other liabilities	24.6	31.6	87.0	—	143.2
Total liabilities	2,694.0	938.0	5,532.5	(5,520.3)	3,644.2
Minority interest	—	—	178.4	—	178.4
Stockholder's equity:
Common stock	—	190.6	164.7	(355.3)	—
Paid-in capital	1,005.4	299.9	1,130.3	(1,430.2)	1,005.4
Accumulated other comprehensive income	45.8	(1.2)	240.8	—	285.4
Retained (deficit) earnings	(22.1)	(194.7)	259.2	—	42.4
Total stockholder's equity	1,029.1	294.6	1,795.0	(1,785.5)	1,333.2
Total liabilities and stockholder's equity	$3,723.1	$1,232.6	$7,505.9	$(7,305.8)	$5,155.8

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$463.7	$(168.4)	$(269.4)	$—	$25.9
Accounts receivable, net	—	119.4	344.0	—	463.4
Inventories	—	103.6	341.8	—	445.4
Deferred income taxes	(6.4)	13.1	8.4	—	15.1
Prepaid expenses and other current assets	—	8.4	32.4	—	40.8
Assets of discontinued operations	—	—	490.6	—	490.6
Total current assets	457.3	76.1	947.8	—	1,481.2
Property, plant and equipment, net	—	228.8	1,146.1	—	1,374.9
Investment in subsidiary	1,685.2	87.3	—	(1,772.5)	—
Goodwill	—	349.2	1,368.5	—	1,717.7
Intergroup receivable	1,488.0	682.7	3,859.2	(6,029.9)	—
Other intangible assets, net	—	56.5	483.1	—	539.6
Deferred debt issuance costs, net	3.4	8.9	39.3	—	51.6
Other assets	16.9	2.9	36.3	—	56.1
Total assets	$3,650.8	$1,492.4	$7,880.3	$(7,802.4)	$5,221.1
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$—	$66.3	$224.0	$—	$290.3
Income taxes payable	4.5	(6.4)	2.1	—	0.2
Accrued compensation	—	24.5	61.4	—	85.9
Restructuring liability	—	0.5	8.0	—	8.5
Accrued expenses and other current liabilities	38.6	28.1	111.8	—	178.5
Senior secured revolving credit facility	—	—	37.0	—	37.0
Long-term debt, current portion	59.8	—	21.0	—	80.8
Liabilities of discontinued operations	—	—	171.1	—	171.1
Total current liabilities	102.9	113.0	636.4	—	852.3
Long-term debt	2,477.1	—	243.8	—	2,720.9
Pension and related liabilities	—	9.3	343.7	—	353.0
Intergroup payable	—	1,052.2	4,977.7	(6,029.9)	—
Deferred income taxes	(16.1)	24.6	40.0	—	48.5
Other liabilities	10.4	18.9	64.9	—	94.2
Total liabilities	2,574.3	1,218.0	6,306.5	(6,029.9)	4,068.9
Minority interest	—	—	33.6	—	33.6
Stockholder's equity:
Common stock	—	190.6	164.7	(355.3)	—
Paid-in capital	1,005.4	296.4	1,120.8	(1,417.2)	1,005.4
Accumulated other comprehensive income	58.1	(1.2)	179.8	—	236.7
Retained earnings (deficit)	13.0	(211.4)	74.9	—	(123.5)
Total stockholder's equity	1,076.5	274.4	1,540.2	(1,772.5)	1,118.6
Total liabilities and stockholder's equity	$3,650.8	$1,492.4	$7,880.3	$(7,802.4)	$5,221.1

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(33.8)	$18.1	$189.0	$173.3
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	—	—	(0.5)	(0.5)
Gain on sale of discontinued operations	—	—	(115.7)	(115.7)
Minority interest in discontinued operations	—	—	0.1	0.1
Depreciation and amortization	—	18.4	90.0	108.4
Deferred financing costs amortization	0.3	0.8	3.6	4.7
Loss on early extinguishment of debt (including $4.9 million of noncash write-offs on deferred financing costs)	15.5	3.2	0.7	19.4
Foreign exchange (gain) loss	(3.4)	0.3	(0.6)	(3.7)
Fair value adjustment of derivatives	1.7	—	0.3	2.0
Bad debt provision	—	0.3	0.9	1.2
Stock-based compensation	—	0.5	0.2	0.7
Deferred income taxes	0.3	0.7	19.0	20.0
Gain on sale of assets	0.1	(0.3)	(5.0)	(5.2)
Minority interest in continuing operations	—	—	3.4	3.4
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(2.5)	(55.4)	(57.9)
Inventories, including inventory write-up reversal	—	(3.8)	9.4	5.6
Prepaid expenses and other assets	(1.0)	(4.3)	(1.8)	(7.1)
Accounts payable	—	7.1	(22.3)	(15.2)
Income taxes payable	0.3	0.6	0.8	1.7
Accrued expenses and other liabilities	(3.8)	6.3	9.0	11.5
Intercompany operating activities, net	20.9	(33.7)	12.8	—
Net cash (used in) provided by operating activities of continuing operations	(2.9)	11.7	137.9	146.7
Net cash provided by operating activities of discontinued operations	—	—	1.6	1.6
Net cash (used in) provided by operating activities	(2.9)	11.7	139.5	148.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	—	—	(33.4)	(33.4)
Acquisitions, related intercompany	(35.5)	—	35.5	—
Capital expenditures, excluding capital leases	—	(13.1)	(80.7)	(93.8)
Proceeds from formation of Viance joint venture	—	46.1	30.5	76.6
Proceeds from sale of discontinued operations	—	(3.9)	425.3	421.4
Proceeds on sale of property, plant and equipment	(0.1)	6.6	3.5	10.0
Net cash (used in) provided by investing activities of continuing operations	(35.6)	35.7	380.7	380.8
Net cash used in investing activities of discontinued operations	—	—	—	—
Net cash (used in) provided by investing activities	(35.6)	35.7	380.7	380.8
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2011 Notes	(273.4)	—	—	(273.4)
Repayment of senior secured credit facilities	(48.3)	—	(16.6)	(64.9)
Payments on other long-term debt	—	—	(4.1)	(4.1)
Costs related to early extinguishment of debt	(14.5)	—	—	(14.5)
Intercompany debt related activity	398.7	(6.0)	(392.7)	—
Net cash provided by (used in) financing activities of continuing operations	62.5	(6.0)	(413.4)	(356.9)
Net cash used in financing activities of discontinued operations	—	—	—	—
Net cash provided by (used in) financing activities	62.5	(6.0)	(413.4)	(356.9)
Effect of exchange rate changes on cash and cash equivalents	2.5	(0.2)	(7.3)	(5.0)
Net increase in cash and cash equivalents	26.5	41.2	99.5	167.2
Less increase in cash and cash equivalents from discontinued operations	—	—	(1.6)	(1.6)
Increase in cash and cash equivalents from continuing operations	26.5	41.2	97.9	165.6
Cash and cash equivalents of continuing operations, beginning of period	463.7	(168.4)	(269.4)	25.9
Cash and cash equivalents of continuing operations, end of period	$490.2	$(127.2)	$(171.5)	$191.5

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2.6)	$5.9	$73.8	$77.1
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	—	—	(24.6)	(24.6)
Minority interest in discontinued operations	—	—	4.2	4.2
Depreciation and amortization	—	17.9	75.1	93.0
Deferred financing costs amortization	0.3	1.0	3.4	4.7
Foreign exchange gain	(1.1)	—	(1.1)	(2.2)
Fair value adjustment of derivatives	(14.0)	—	(1.3)	(15.3)
Bad debt provision	—	0.3	0.2	0.5
Deferred income taxes	9.4	(1.6)	8.4	16.2
Gain on sale of assets	—	—	(0.4)	(0.4)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(17.2)	(35.8)	(53.0)
Inventories, including inventory write-up reversal	—	(3.4)	3.6	0.2
Prepaid expenses and other assets	(1.5)	1.5	7.6	7.6
Accounts payable	(4.8)	6.0	(25.9)	(24.7)
Income taxes payable	—	5.0	6.1	11.1
Accrued expenses and other liabilities (including intercompany transactions with discontinued operations of $51.3 million)	12.9	0.4	(58.8)	(45.5)
Intercompany operating activities, net	49.7	(53.6)	3.9	—
Net cash provided by (used in) operating activities of continuing operations	48.3	(37.8)	38.4	48.9
Net cash provided by operating activities of discontinued operations	—	—	56.5	56.5
Net cash provided by (used in) operating activities	48.3	(37.8)	94.9	105.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	—	(13.4)	(13.4)
Acquisitions, related intercompany	12.5	(12.5)	—	—
Capital expenditures, excluding capital leases	—	(15.1)	(56.1)	(71.2)
Proceeds from sale of assets	—	—	2.4	2.4
Net cash provided by (used in) investing activities of continuing operations	12.5	(27.6)	(67.1)	(82.2)
Net cash used in investing activities of discontinued operations	—	—	(18.9)	(18.9)
Net cash provided by (used in) investing activities	12.5	(27.6)	(86.0)	(101.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured credit facilities	28.0	—	75.1	103.1
Repayment of senior secured credit facilities	(67.7)	—	(61.5)	(129.2)
Payments on other long-term debt	—	—	(2.8)	(2.8)
Intercompany debt related	72.3	(57.0)	(15.3)	—
Net cash provided by (used in) financing activities of continuing operations	32.6	(57.0)	(4.5)	(28.9)
Net cash used in financing activities of discontinued operations	—	—	(37.8)	(37.8)
Net cash provided by (used in) financing activities	32.6	(57.0)	(42.3)	(66.7)
Effect of exchange rate changes on cash and cash equivalents	2.1	—	(5.5)	(3.4)
Net increase (decrease) in cash and cash equivalents	95.5	(122.4)	(38.9)	(65.8)
Less decrease in cash and cash equivalents from discontinued operations	—	—	0.1	0.1
Increase (decrease) in cash and cash equivalents from continuing operations	95.5	(122.4)	(38.8)	(65.7)
Cash and cash equivalents of continuing operations, beginning of period	109.4	(26.5)	13.5	96.4
Cash and cash equivalents of continuing operations, end of period	$204.9	$(148.9)	$(25.3)	$30.7

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in “Forward-Looking Statements” at the end of this Management Discussion and Analysis section and the risk factors section of the Company’s 2006 Form 10-K. You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report. Amounts may not recalculate due to rounding differences.

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

We are focused on growth, productivity, cost reduction, margin expansion, divestment of non-core businesses and debt reduction. In connection with this focus, among other things:

•                  We have cut costs, reduced overhead and eliminated duplicative positions in both acquired and existing businesses. For example, during the first quarter of 2006, we closed facilities in the United States and the U.K. in the Wafer Reclaim business in our Electronics segment. We have also announced the consolidation in 2007 of several U.K. facilities resulting from an acquisition in October 2006 by our Specialty Compounds segment. We also implemented other restructuring measures in our other segments, including the closure of our Baulking, U.K. facility in our Clay-based Additives business; and

•                  We completed the sale of our Groupe Novasep subsidiary in January 2007 and our United States Wafer Reclaim business in February 2007.

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

Specialty Chemicals

•                  Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. Growth in the Surface Treatment business occurred in 2006 and continued in the first half of 2007 in most markets and regions served, especially in the European automotive, general industrial and aerospace industries, as price and volume increases more than offset raw material cost increases. We expect the Surface Treatment business to continue to grow in the remainder of 2007 in all markets as price and volume increases are expected to offset raw material cost increases and higher personnel costs to support the continuing growth of the business.

•                  Demand for our lithium products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand for lithium carbonate in industrial applications, the aluminum business, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition.  Growth in the Fine Chemicals business occurred in 2006 and continued in the first half of 2007 in most market segments, especially driven by lithium salt applications through price increases and strong demand for lithium applications, particularly sales of lithium specialty products to the pharmaceutical industry and lithium compounds.  Growth in the Fine Chemicals business was also supported by higher volumes and prices in the Metals Sulfides business.  Growth in the Fine Chemicals business is expected in all market segments in the remainder of 2007, particularly driven by lithium salt applications through price increases and higher demand for lithium specialties.

Performance Additives

•                  Sales in our Color Pigments and Services business in North America increased in 2006 on higher construction volumes and selling price increases helping to recover raw material and energy cost increases. Generally, a continuing trend towards the increased use of colored concrete products in the North American construction market has had a positive effect on our Color Pigments and Services business line. However, in the first half of 2007, construction sales in North America were down on lower volumes due to the general slowdown in the construction market.

•                  We experienced a decrease in European construction volumes in our Color Pigments and Services business in 2006 due to lower demand. However, European construction sales in our Color Pigments and Services business increased in the first half of 2007 on higher volumes and are expected to continue to improve in the remainder of 2007 on increased volumes resulting from a stronger European economy.

•                  The change in the market to environmentally advanced wood treatment chemical products, such as alkaline copper quaternary, or ACQ, and the phase out of chromated copper arsenate, or CCA, for residential use previously had a positive impact on the Timber Treatment Chemicals business, which is a leading supplier of these higher margin products. However, the market position of ACQ was negatively impacted in 2006 and the first half of 2007 by customer losses, competitive pricing pressure and the increasing use of wood substitutes. The expiration of the ACQ patent in May 2007 could also have a negative impact on our results of operations. We expect our Timber Treatment Chemicals business to commercialize the next generation timber treatment preservatives from our joint venture with Rohm and Haas Company in late 2007.

•                  For 2006, the major drivers of growth in the Clay-based Additives business, which supplies specialty rheology modifiers and additives, both clay-based and synthetic, to a variety of end-use markets, were the acquisition of Süd-Chemie’s rheological additives and carbonless clay businesses, continued strength in oilfield sales and growth in additives for water-based coatings. Growth in the first half of 2007 was from oilfield sales and this is expected to continue for the remainder of the year.

•                  Raw material costs have increased in general in the Performance Additives segment since 2004 and continue to trend upward. In the Color Pigments and Services and Clay-based Additives businesses, selling price increases were initiated in 2006 and continued in 2007 to partially offset the increases in raw material and energy costs, specifically quaternary amine (“quat”) for Clay-based Additives. In 2006, the Timber Treatment Chemicals business experienced record high costs for copper, a primary component in ACQ, and was unable to pass on these increased material costs to customers in 2006.  However, selling price increases were implemented in 2007 to partially offset raw material cost increases.  Further increases may occur in 2007 to offset additional increases in raw material and energy costs.  However, our ability to pass on additional selling price increases is uncertain in these businesses.

Titanium Dioxide Pigments

•                  Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, paper and plastics industries.  Throughout 2006, we experienced pricing pressure from global suppliers in Asia, specifically Chinese suppliers related to titanium dioxide products in anatase grade. We also experienced pricing pressures on our titanium products in rutile grade. While volumes and selling prices in the fiber anatase business increased in 2006, volumes and selling prices were lower in the first half of 2007 and are expected to be down slightly for the remainder of 2007.  Sales of titanium dioxide products in rutile grade were down slightly in 2006 as lower volumes were partially offset by higher selling prices.  Sales of titanium dioxide products in rutile grade were up in the first half of 2007 on increased volumes, partially offset by lower selling prices.  We expect sales of these rutile grade products to continue to be up in 2007 on higher volumes.  Our functional additives business increased in 2006 on higher selling prices and volumes.  In the first half of 2007, our functional additives business was up primarily from higher selling prices and slightly higher volumes.  Growth in this business is expected in 2007 on higher selling prices.

Advanced Ceramics

•                  Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States.  Although the volume of our products used in medical device applications sold experienced double-digit growth each year from 2001 through 2005, in 2006 some customers in the U.S. reduced their demand due to high inventory levels and delayed approvals resulting in lower volumes.  However, growth of our medical device applications has increased in the first half of 2007 on higher volumes and is expected to continue to increase throughout the remainder of the year.

•                  Sales of ceramic products for use in cutting tool products and mechanical systems were higher in 2006 as volume increases were partially offset by the negative impact of pricing pressure from Asian competitors. Growth of ceramic products for use in cutting tool products and mechanical systems increased in 2006 and continued in the first half of 2007.  This growth is expected to continue throughout 2007 on higher volumes and increased market share. Selling prices in our electronic products business as well as for some Piezo applications were lower in 2006. In the first half of 2007, sales of our electronics products business were lower primarily on decreased volumes and this is expected to continue throughout the remainder of the year.  Sales of our Piezo applications were higher in the first half of 2007 from increased volumes and are expected to continue to increase throughout the remainder of 2007.

Specialty Compounds

•                  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Sales for these wire and cable products were up slightly in 2006 and were higher in the first half of 2007 due to the acquisition of the Megolon division of Scapa Group, plc.  Net sales for wire and cable products is expected to continue throughout 2007 primarily due to the acquisition of Megolon.  Newly developed non-halogen products for wire and cable data communication, military and other applications have expanded business in North America and created opportunities in Europe.  However, the wire and cable business has been impacted from a general downturn in the wire and cable market.

•                  Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product, but many are also application specific, such as automotive. Our net sales in regulated packaging and consumer/industrial thermoplastic elastomers were up in 2006 and the first half of 2007 and we expect continued growth in these markets for the remainder of 2007. We are focusing more of our efforts towards increasing high margin specialty products, in particular, thermoplastic elastomers, and less of our efforts in automotive and footwear.

•                  The price of ammonium octamolybdate (“AOM”) and polyvinyl chloride (“PVC”) resin and plasticizers, key raw materials used in the production of wire and cable products, has increased from 2004 through 2006.  As a result, selling price increases were successfully initiated in 2005 and 2006 to help offset the raw materials price increase.  However, raw material prices were lower in the first half of 2007 and are not expected to be as volatile for the remainder of the year.

Electronics

•                  Demand for our Electronics products generally follows the activity levels of semiconductor and printed circuit board manufacturers. The global semiconductor and printed circuit board (“PCB”) markets are cyclical in nature. Worldwide sales of semiconductors increased in 2006 and in the first half of 2007 due to demand for consumer electronics, including cell phones and PC’s. The printed circuit board industry in the United States and Europe improved in 2006, while the market in Asia experienced significant growth during this period.  Volumes in our electronic chemicals business increased in 2006 and the first half of 2007, particularly in Asia, which provides nearly half of the global market.

•                  The price of certain of our products is insulated to some degree from the effect of changes in the price of semiconductors and printed circuit boards due to the fact that the cost of these products is generally a small component of the cost of the end product. Despite this, we have experienced pricing pressure in certain businesses, particularly with respect to photomasks in Europe due to very aggressive competition. We expect that this pricing pressure will continue throughout this year.

•                  We expect demand in our Electronics segment to be relatively flat overall for the remainder of 2007.

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

Our sales and production costs are mainly denominated in U.S. dollars or euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the three month period ended June 30, 2007 and the six month period ended June 30, 2007, the average exchange rate of the euro against the U.S. dollar was higher compared to the same periods in 2006. As a result, our net sales, gross profit and operating income were positively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

Raw Materials

Raw materials constituted approximately 53% of our 2006 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2006. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In particular, higher prices for copper used in the Timber Treatment Chemicals business of our Performance Additives segment had a negative impact on results in 2006 and the first six months of 2007. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers.

Energy Costs

In 2006, energy purchases represented approximately 5% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Natural gas prices were volatile and continued to increase in North America in 2006, but were relatively stable in the first six months of 2007. In contrast, natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable, although prices were higher in 2006 and in the first six months of 2007.

Income Taxes

The effective tax rate for the second quarter of 2007 was 42.1% which is primarily a function of the valuation allowance related to domestic earnings and foreign rate differentials and their impact on the effective rate.  In the second quarter of 2007, the worldwide valuation allowance increased by $9.0 million. The increase in the valuation allowance was primarily due to an increase of $4.1 million in deferred tax assets associated with the Company’s domestic losses and $4.9 million in other comprehensive income. The $4.1 million increase in the valuation allowance for the second quarter of 2007 impacted the effective tax rate.

Acquisitions

In May 2007, we announced that we have entered into a definitive agreement to acquire the global color pigments business of Elementis plc for approximately $140 million.  This transaction includes facilities in the United States, the United Kingdom and China. We expect to incorporate the business into our Color Pigments and Services business unit, which is part of our Performance Additives segment. The transaction is subject to approval by appropriate regulatory authorities.

Special Charges and Credits

During the periods presented, we incurred certain special charges that include systems/organization establishment expenses, restructuring and related charges, foreign exchange gains and losses and inventory write-up reversals. See “Items excluded from Adjusted EBITDA” section in Note 4, “Segment Information,” for a discussion of special charges and credits recorded in the three and six months ended June 30, 2007 and 2006.

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

For presentation purposes within this report, we use the computation set forth in our senior secured credit agreement as a basis which reflects management’s interpretations thereof. Management has determined that stock-based compensation costs, which are non-cash charges, will not be an adjustment in calculating Adjusted EBITDA as these costs will be an ongoing recurring cost to the Company. Specifically, calculation of Adjusted EBITDA according to the indenture underlying our 2014 Notes excludes certain adjustments prescribed within the senior secured credit agreement. Given that borrowings under the senior secured credit agreement are secured by most of our assets and given that the calculation does not materially differ from the calculation of Adjusted EBITDA for performance measurement purposes, we believe this is the most appropriate computation of Adjusted EBITDA to present.

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

We also use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because our senior secured credit agreement and indenture governing the 2014 Notes contain financial covenants that are determined based on Adjusted EBITDA. These covenants are material terms of these agreements, because they govern substantially all of our long-term debt, which in turn represents a substantial portion of our capitalization. Non-compliance with these financial covenants under our senior secured credit facilities-our maximum total leverage ratio and our minimum interest coverage ratio, in particular-could result in the lenders requiring us to immediately repay all amounts borrowed. Any such acceleration could also lead to the noteholders accelerating the maturity of the 2014 Notes. In addition, if we cannot satisfy these financial covenants in the indenture governing the 2014 Notes, we cannot engage in certain activities, such as incurring additional indebtedness or making certain payments. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.

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

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income to Adjusted EBITDA for the three and six months ended June 30, 2007 and 2006), including as a percentage of net sales, for the periods presented. See Note 4, “Segment Information,” for segment information and a reconciliation to income (loss) from continuing operations before taxes and minority interest to Adjusted EBITDA on a segment basis.

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006
Statement of operations data:
Net sales:
Specialty Chemicals	$270.9	$232.0	$538.8	$460.1
Performance Additives	216.2	212.8	401.0	395.3
Titanium Dioxide Pigments	123.3	111.0	239.4	219.2
Advanced Ceramics	118.6	98.0	224.1	190.7
Specialty Compounds	70.8	66.1	140.4	129.3
Electronics	50.9	51.6	103.1	101.0
Total net sales	850.7	771.5	1,646.8	1,495.6

Gross profit	272.7	242.9	529.7	468.7
	32.1%	31.5%	32.2%	31.3%
Selling, general and administrative expenses	160.2	148.3	315.0	288.9
	18.8%	19.2%	19.1%	19.3%
Restructuring charges, net	1.5	1.0	6.0	2.2
(Gain) loss on sale of assets	(0.4)	0.1	(5.2)	(0.4)
Operating income (loss):
Specialty Chemicals	52.7	38.7	108.3	77.9
	19.5%	16.7%	20.1%	16.9%
Performance Additives	32.1	29.5	51.4	53.6
	14.8%	13.9%	12.8%	13.6%
Titanium Dioxide Pigments	9.8	12.5	21.9	24.4
	7.9%	11.3%	9.1%	11.1%
Advanced Ceramics	21.5	16.7	40.4	31.8
	18.1%	17.0%	18.0%	16.7%
Specialty Compounds	6.5	6.3	11.6	11.6
	9.2%	9.5%	8.3%	9.0%
Electronics	4.6	5.3	11.1	8.8
	9.0%	10.3%	10.8%	8.7%
Corporate costs	(15.8)	(15.5)	(30.8)	(30.1)
Total operating income	111.4	93.5	213.9	178.0
Other income (expenses):
Interest expense	(47.0)	(47.7)	(101.7)	(87.5)
Interest income	4.0	1.1	9.1	2.5
Loss on early extinguishment of debt	(19.4)	—	(19.4)	—
Refinancing expenses	—	—	(0.9)	—
Foreign exchange gain, net	3.3	5.1	3.7	2.2
Other, net	—	0.2	(0.1)	1.8
Other income (expenses), net	(59.1)	(41.3)	(109.3)	(81.0)
Income from continuing operations before taxes and minority interest	52.3	52.2	104.6	97.0
Income tax provision	22.0	22.0	44.0	40.3
Income from continuing operations before minority interest	30.3	30.2	60.6	56.7
Minority interest in continuing operations	(2.3)	—	(3.4)	—
Net income from continuing operations	28.0	30.2	57.2	56.7
Income from discontinued operations, net of tax	—	8.1	0.5	24.6
Gain on sale of discontinued operations, net of tax	—	—	115.7	—
Minority interest in discontinued operations	—	(1.2)	(0.1)	(4.2)
Net income	$28.0	$37.1	$173.3	$77.1
Adjusted EBITDA:
Specialty Chemicals	$66.3	$50.7	$134.6	$102.1
	24.5%	21.9%	25.0%	22.2%
Performance Additives	45.5	42.8	78.1	76.1
	21.0%	20.1%	19.5%	19.3%
Titanium Dioxide Pigments	21.0	21.8	43.4	42.7
	17.0%	19.6%	18.1%	19.5%
Advanced Ceramics	32.7	25.6	61.5	49.2
	27.6%	26.1%	27.4%	25.8%
Specialty Compounds	9.5	8.6	17.6	15.9
	13.4%	13.0%	12.5%	12.3%
Electronics	8.7	9.7	18.1	18.3
	17.1%	18.8%	17.6%	18.1%
Corporate costs	(14.7)	(12.8)	(28.1)	(25.1)
Total Adjusted EBITDA (a)	$169.0	$146.4	$325.2	$279.2

(a)     This amount does not include $19.8 million for the three months ended June 30, 2006 and $1.8 million and $35.7 million for the six months ended June 30, 2007 and 2006, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007.

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three months ended June 30, 2007 versus 2006				Change: Six months ended June 30, 2007 versus 2006
		%	FX			%	FX
($ in millions)	Total	Change	Effect (a)	Organic	Total	Change	Effect (a)	Organic
Statement of operations data:
Net sales:
Specialty Chemicals	$38.9	16.8%	$12.2	$26.7	$78.7	17.1%	$25.8	$52.9
Performance Additives	3.4	1.6	4.7	(1.3)	5.7	1.4	10.4	(4.7)
Titanium Dioxide Pigments	12.3	11.1	8.3	4.0	20.2	9.2	17.9	2.3
Advanced Ceramics	20.6	21.0	7.4	13.2	33.4	17.5	15.3	18.1
Specialty Compounds	4.7	7.1	2.2	2.5	11.1	8.6	4.7	6.4
Electronics	(0.7)	(1.4)	1.3	(2.0)	2.1	2.1	3.2	(1.1)
Total net sales	79.2	10.3	36.1	43.1	151.2	10.1	77.3	73.9
Gross profit	29.8	12.3	11.4	18.4	61.0	13.0	24.8	36.2
Selling, general and administrative expenses	11.9	8.0	7.2	4.7	26.1	9.0	15.2	10.9
Restructuring charges	0.5			0.5	3.8			3.8
(Gain) loss on sale of assets	(0.5)			(0.5)	(4.8)			(4.8)
Total operating expenses	11.9	8.0	7.2	4.7	25.1	8.6	15.2	9.9
Operating income (loss):
Specialty Chemicals	14.0	36.2	1.8	12.2	30.4	39.0	4.4	26.0
Performance Additives	2.6	8.8	0.4	2.2	(2.2)	(4.1)	0.8	(3.0)
Titanium Dioxide Pigments	(2.7)	(21.6)	0.6	(3.3)	(2.5)	(10.2)	1.6	(4.1)
Advanced Ceramics	4.8	28.7	1.5	3.3	8.6	27.0	3.1	5.5
Specialty Compounds	0.2	3.2	0.1	0.1	—	—	0.1	(0.1)
Electronics	(0.7)	(13.2)	—	(0.7)	2.3	26.1	0.1	2.2
Corporate costs	(0.3)	(1.9)	(0.2)	(0.1)	(0.7)	(2.3)	(0.5)	(0.2)
Total	17.9	19.1	4.2	13.7	35.9	20.2	9.6	26.3
Other income (expenses):
Interest expense	0.7	(1.5)	(1.1)	1.8	(14.2)	16.2	(3.0)	(11.2)
Interest income	2.9	263.6	(0.2)	3.1	6.6	264.0	(0.5)	7.1
Loss on early extinguishment of debt	(19.4)				(19.4)
Refinancing expenses	—				(0.9)
Foreign exchange gain, net	(1.8)				1.5
Other, net	(0.2)				(1.9)
Income from continuing operations before taxes and minority interest
Specialty Chemicals	18.8				35.5
Performance Additives	2.0				(2.0)
Titanium Dioxide Pigments	(3.4)				(5.7)
Advanced Ceramics	4.3				7.5
Specialty Compounds	(3.3)				(5.7)
Electronics	(0.7)				3.9
Corporate costs	(17.6)				(25.9)
Total	0.1				7.6
Income tax provision	—				3.7
Income from continuing operations before minority interest	0.1				3.9
Minority interest in continuing operations	(2.3)				(3.4)
Net income from continuing operations	(2.2)				0.5
Income from discontinued operations, net of tax	(8.1)				(24.1)
Gain on sale of discontinued operations, net of tax	—				115.7
Minority interest in discontinued operations	1.2				4.1
Net income	$(9.1)				$96.2
Adjusted EBITDA:
Specialty Chemicals	$15.6	30.8%	$2.6	$13.0	$32.5	31.8%	$5.8	$26.7
Performance Additives	2.7	6.3	1.0	1.7	2.0	2.6	2.0	—
Titanium Dioxide Pigments	(0.8)	(3.7)	1.3	(2.1)	0.7	1.6	3.2	(2.5)
Advanced Ceramics	7.1	27.7	2.1	5.0	12.3	25.0	4.5	7.8
Specialty Compounds	0.9	10.5	0.3	0.6	1.7	10.7	0.5	1.2
Electronics	(1.0)	(10.3)	0.3	(1.3)	(0.2)	(1.1)	0.6	(0.8)
Corporate costs and eliminations	(1.9)	(14.8)	(0.2)	(1.7)	(3.0)	(12.0)	(0.5)	(2.5)
Total Adjusted EBITDA	$22.6	15.4%	$7.4	$15.2	$46.0	16.5%	$16.1	$29.9

(a)     The foreign exchange effect was calculated based on the change in the applicable rate, primarily the euro, to the U.S. dollar exchange rate for the applicable period.

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Overview

Net sales increased $79.2 million in the second quarter of 2007 compared with the same period in the prior year as a result of increased sales in most segments from higher volumes, increased selling prices and the positive impact of currency changes.  See further discussion by segment below.

We also had increased operating income and Adjusted EBITDA in the second quarter of 2007 compared with the same period in the prior year primarily due to the sales increases noted above. Operating income and Adjusted EBITDA were negatively impacted by higher raw material costs in most businesses, particularly from the impact of higher copper costs in our Timber Treatment Chemicals business in our Performance Additives segment, higher zinc, and other raw material costs in our Specialty Chemicals segment and higher zinc and other raw material costs in our Titanium Dioxide Pigments segment. In addition, higher selling, general and administrative expenses primarily related to increased sales volumes had an unfavorable effect on operating income and Adjusted EBITDA.

Net income from continuing operations of $28.0 million in the second quarter of 2007, which included $19.4 million of costs to redeem our 2011 Notes, decreased $2.2 million compared with the same period in the prior year. This decrease was partially offset by increased sales and additional interest income related to interest earned on the net cash proceeds received from the sale of Groupe Novasep in January 2007.

Income from discontinued operations, net of tax and minority interest, decreased $6.9 million in the second quarter of 2007 compared with the same period in the prior year due to income from operating Groupe Novasep in the second quarter of 2006.

Net income of $28.0 million in the second quarter of 2007, which included $19.4 million of costs to redeem our 2011 Notes, decreased $9.1 million compared with the same period in the prior year. This decrease was partially offset by increased sales and additional interest income related to interest earned on the net cash proceeds received from the sale of Groupe Novasep in January 2007 (as noted above).

Net sales

Specialty Chemicals.   Net sales increased $38.9 million over the prior year, primarily on higher volumes and selling prices and the positive impact of currency changes of $12.2 million. Net sales in the Surface Treatment business were favorably impacted by higher selling prices and growth in most markets, particularly in European automotive and general industrial applications. In the Fine Chemicals business, higher selling prices of lithium products and metal sulfides, as well as increased volumes had a favorable impact on net sales.

Performance Additives.   Net sales increased $3.4 million over the prior year due to the positive impact of currency changes of $4.7 million, as well as higher selling prices of $7.6 million primarily related to ACQ products in our Timber Treatment Chemicals business. Higher construction volumes in Europe in our Color Pigments and Services business also had a favorable impact on net sales. The increase in net sales was partially offset by lower volumes of ACQ products in our Timber Treatment Chemicals business, lower volumes to the carbonless paper markets in our Clay-based Additives business, lower construction volumes in North America in our Color Pigments and Services business and lower volumes to the pool and spa chemicals markets in our Water Treatment Chemicals business.

Titanium Dioxide Pigments.   Net sales increased $12.3 million over the prior year due to the positive impact of currency changes of $8.3 million, as well as higher selling prices for functional additives and higher volumes of titanium dioxide products in rutile grade.  This was partially offset by lower volumes of titanium dioxide products in anatase grade.

Advanced Ceramics.   Net sales increased $20.6 million over the prior year primarily due to the positive impact of currency changes of $7.4 million and increased volumes in most businesses, particularly in medical, mechanical systems and Piezo applications, partially offset by lower selling prices of $1.5 million.  The impact of bolt-on acquisitions made in May 2006 and April 2007 also had a favorable impact on net sales.

Specialty Compounds.   Net sales increased $4.7 million over the prior year primarily due to higher volumes resulting from an acquisition made in October 2006 in the wire and cable business and the positive impact of currency changes of $2.2 million, partially offset by lower volumes resulting from a general downturn in the wire and cable market and a reduction in customer inventory levels.

Electronics.   Net sales decreased $0.7 million over the prior year primarily from the divestiture of our U.S Wafer Reclaim business in the first quarter of 2007, as well as lower selling prices of $0.9 million (primarily high purity chemicals).  This was partially offset by the positive impact of currency changes of $1.3 million and increased volumes in our Electronic Chemicals businesses on sales to the printed circuit board and semiconductor markets.

Gross profit

Gross profit increased $29.8 million over the prior year primarily due to the sales increases noted above, in particular selling price increases, productivity improvements and the positive impact of currency changes of $11.4 million. This was partially offset by raw material cost increases, particularly from the impact of higher copper costs in our Timber Treatment Chemicals business in the

Performance Additives segment, higher zinc and other raw material costs in the Titanium Dioxide segment, and higher zinc and other raw material costs in the Specialty Chemicals segment. Gross profit as a percentage of net sales was 32.1% in the second quarter of 2007 versus 31.5% in the second quarter of 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $11.9 million over the prior year primarily due to the impact of currency changes of $7.2 million. Higher SG&A costs were also recorded in a number of our segments related to increased sales volumes. SG&A expenses as a percentage of net sales was 18.8% in the second quarter of 2007 versus 19.2% in the second quarter of 2006, primarily impacted by selling price increases.

Restructuring charges, net

We recorded $1.5 million of restructuring charges in the second quarter of 2007 for miscellaneous restructuring actions in the Specialty Chemicals, Performance Additives, Advanced Ceramics and Corporate segments for miscellaneous headcount reductions and facility closures.  We recorded $1.0 million of restructuring charges in the second quarter of 2006 for miscellaneous restructuring actions in the Specialty Chemicals, Performance Additives and Electronics segments for miscellaneous headcount reductions and facility closures. See Note 12, “Restructuring Liability,” for further details.

Gain on sale of assets

We recorded a gain of $0.4 million and a loss of $0.1 million for the three months ended June 30, 2007 and 2006, respectively, related to asset sales.

Operating income

Specialty Chemicals.   Operating income increased $14.0 million primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $1.8 million. This increase was partially offset by higher raw material costs of $6.9 million primarily related to zinc and other raw materials and higher selling, general and administrative expenses of $1.8 million primarily related to the increased sales volumes.

Performance Additives.   Operating income increased $2.6 million over the prior year primarily from the selling price increases of ACQ products in our Timber Treatment Chemicals business and higher construction volumes in Europe in our Color Pigments and Services business.  This was partially offset by higher raw material costs of $1.9 million, particularly copper costs in the Timber Treatment Chemicals business, higher depreciation and amortization costs of $0.7 million primarily due to the Viance, LLC joint venture formed in January 2007 and the lower sales volumes noted above.

Titanium Dioxide Pigments.   Operating income decreased $2.7 million over the prior year due to higher raw material and energy costs of $1.8 million and $0.5 million, respectively, an unfavorable mix and lower selling prices of titanium dioxide products, higher maintenance costs related to a planned shutdown and higher depreciation and amortization costs of $1.2 million.  This decrease was partially offset by the sales increases noted above and the positive impact of currency changes of $0.6 million.

Advanced Ceramics.   Operating income increased $4.8 million over the prior year primarily due to productivity improvements, increased sales in most businesses, particularly from increased volumes in medical, mechanical and piezo applications and the positive impact of currency changes of $1.5 million. This increase was partially offset by lower selling prices of $1.5 million, increased depreciation and amortization costs of $1.9 million related to acquisitions made in May 2006 and April 2007 and increased restructuring costs of $0.6 million.

Specialty Compounds.   Operating income increased $0.2 million primarily due to higher sales volumes resulting from an acquisition made in October 2006, partially offset by increased depreciation and amortization costs of $0.5 million and higher costs associated with the acquisition made in October 2006.

Electronics.   Operating income decreased $0.7 million over the prior year primarily from the divestiture of our U.S. Wafer Reclaim business, as well as lower selling prices. This was partially offset by lower depreciation and amortization costs of $0.4 million and increased volumes in our Electronic Chemicals businesses on sales to the printed circuit board and semiconductor markets.

Other income (expenses)

Interest expense.  Interest expense decreased $0.7 million in the second quarter of 2007 compared to the same period in the prior year. The second quarter of 2007 and 2006 included gains of $0.8 million and $4.6 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments.  Excluding the impact of these gains, interest expense decreased $4.5 million primarily due to lower interest expense related to the redemption on May 15, 2007 of the 2011 Notes.

Interest income.  Interest income increased $2.9 million in the second quarter of 2007 compared to the same period in the prior year primarily related to interest earned on the net cash proceeds received from the sale of Groupe Novasep in January 2007.

Foreign exchange gain, net.   In the second quarter of 2007, we had foreign exchange gains of $3.3 million compared to foreign exchange gains of $5.1 million recorded in the same period in the prior year.  The change from the prior year is primarily related to lower euro-denominated debt levels at our U.K. subsidiaries.

Loss on early extinguishment of debt.  In the second quarter of 2007, the Company paid a redemption premium of $14.5 million and wrote off $4.9 million of deferred financing costs associated with the redemption of the 2011 Notes on May 15, 2007.

Provision for income taxes

The effective income tax rate for the second quarter of 2007 was 42.1%. We recorded an income tax provision of $22.0 million for the second quarter of 2007. The effective income tax rate compared to the federal statutory rate was negatively impacted by an increase in the valuation allowance related to U.S. operations offset by foreign rate differentials. The effective income tax rate for the second quarter of 2006 of 42.1% was impacted by foreign rate differentials offset by the U.S. valuation allowance.

Minority interest in continuing operations

Minority interest represents the minority interest portion of the Viance, LLC joint venture that was completed in January 2007 between our Timber Treatment Chemicals business and Rohm and Haas Company.

Net income from continuing operations

Net income from continuing operations for the second quarter of 2007 was $28.0 million as compared to net income from continuing operations of $30.2 million for the second quarter of 2006 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax decreased by $8.1 million due to income earned from the Groupe Novasep segment in the second quarter of 2006. As noted above, the Groupe Novasep segment was sold on January 9, 2007.

Minority interest in discontinued operations

Minority interest in discontinued operations represents the minority interest portion of Groupe Novasep’s net income for the second quarter of 2006.

Net income

Net income for the second quarter of 2007 was $28.0 million as compared to net income of $37.1 million for the second quarter of 2006 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA increased $15.6 million over the prior year primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $2.6 million. This increase was partially offset by higher raw material costs and higher selling, general and administrative expenses as discussed above in operating income.

Performance Additives.   Adjusted EBITDA increased $2.7 million over the prior year primarily from the selling price increases of ACQ products in our Timber Treatment Chemicals business and higher construction volumes in Europe in our Color Pigments and Services business. This was partially offset by higher raw material costs, particularly copper costs in the Timber Treatment Chemicals business, and the lower sales volumes noted above.

Titanium Dioxide Pigments.   Adjusted EBITDA decreased $0.8 million over the prior year due to higher raw material and energy costs, an unfavorable mix and lower selling prices of titanium dioxide products and higher maintenance costs related to a planned shutdown. This decrease was partially offset by the sales increases noted above and the positive impact of currency changes of $1.3 million. See discussion above in operating income for further details.

Advanced Ceramics.   Adjusted EBITDA increased $7.1 million over the prior year primarily due to productivity improvements, increased sales in most businesses and the positive impact of currency changes of $2.1 million. This increase was partially offset by lower selling prices. See discussion above in operating income for further details.

Specialty Compounds.   Adjusted EBITDA increased $0.9 million primarily due to higher sales volumes, partially offset by higher costs associated with the acquisition made in October 2006.

Electronics.   Adjusted EBITDA decreased $1.0 million over the prior year primarily from the divestiture of our U.S. Wafer Reclaim business, as well as lower selling prices. This was partially offset by increased volumes in our Electronic Chemicals businesses on sales to the printed circuit board and semiconductor markets.

Corporate.   Adjusted EBITDA loss at Corporate increased $1.9 million over the prior year primarily due to higher legal accruals and the recording of additional stock compensation expense in the second quarter of 2007 related to the May 2007 equity grant (see Note 10, “Stock-Based Compensation,” for further details).

Discontinued operations.  Adjusted EBITDA from discontinued operations decreased $19.8 million over the prior year due to income from operating Groupe Novasep in the second quarter of 2006.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Overview

Net sales increased $151.2 million in the first six months of 2007 compared with the same period in the prior year driven by strong demand in a number of our segments, particularly in our Specialty Chemicals segment, and the positive impact of currency changes of $77.3 million.  See further discussion by segment below.

We also had increased operating income and Adjusted EBITDA in the first six months of 2007 compared with the same period in the prior year primarily due to the sales increases noted above. Operating income and Adjusted EBITDA were negatively impacted by higher raw material costs in most businesses, particularly from the impact of higher copper costs in our Timber Treatment Chemicals business in our Performance Additives segment, higher zinc and other raw material costs in our Specialty Chemicals segment and higher zinc and other raw material costs in our Titanium Dioxide Pigments segment. In addition, higher selling, general and administrative expenses primarily related to increased sales volumes and higher energy costs had an unfavorable effect on operating income and Adjusted EBITDA.

Net income from continuing operations increased $0.5 million in the first six months of 2007 compared with the same period in the prior year primarily due to the reasons noted above. This was partially offset by costs of $19.4 million incurred in the second quarter of 2007 to redeem our 2011 Notes and higher interest expense recorded in the first six months of 2007 compared to the same period in the prior year due to a decrease in mark-to-market gains on our interest rate hedging instruments.

Income from discontinued operations, net of tax and minority interest, increased $95.7 million in the first six months of 2007 compared with the same period in the prior year primarily due to the recording of a gain of $115.7 million (net of taxes) on the sale of Groupe Novasep in the first quarter of 2007, partially offset by income from operating the business and the tax benefit recorded in the first quarter of 2006 related to the favorable treatment on the sale of Rohner AG.

Net income increased $96.2 million in the first six months of 2007 compared with the same period in the prior year primarily due to the reasons noted above.

Net sales

Specialty Chemicals.   Net sales increased $78.7 million over the prior year, primarily on higher volumes and selling prices and the positive impact of currency changes of $25.8 million. Net sales in the Surface Treatment business were favorably impacted by growth in most markets, particularly in European automotive, general industrial and aerospace applications. In the Fine Chemicals business, increased volumes of lithium products and metal sulfides had a favorable impact on sales.

Performance Additives.   Net sales increased $5.7 million over the prior year due to the positive impact of currency changes of $10.4 million, as well as higher selling prices of $13.7 million primarily related to ACQ products in our Timber Treatment Chemicals business. Higher construction volumes in Europe in our Color Pigments and Services business also had a favorable impact on net sales. The increase in net sales were partially offset by lower volumes of ACQ products in our Timber Treatment Chemicals business, lower construction volumes in North America in our Color Pigments and Services business, lower volumes to the carbonless paper markets in our Clay-based Additives segment and lower volumes to the pool and spa chemicals markets in our Water Treatment Chemicals business.

Titanium Dioxide Pigments.   Net sales increased $20.2 million over the prior year due to the positive impact of currency changes of $17.9 million, as well as higher selling prices for functional additives and higher volumes of titanium dioxide products.

Advanced Ceramics.   Net sales increased $33.4 million over the prior year primarily due to the positive impact of currency changes of $15.3 million and increased volumes. The increased volumes were due to higher volumes in most businesses, particularly in medical, mechanical systems, cutting tools and Piezo applications, partially offset by lower selling prices of $3.7 million.  The impact of bolt-on acquisitions made in May 2006 and April 2007 also had a favorable impact on net sales.

Specialty Compounds.   Net sales increased $11.1 million over the prior year primarily due to higher volumes resulting from an acquisition made in October 2006 in the wire and cable business and the positive impact of currency changes of $4.7 million. This was partially offset by lower selling prices of $1.5 million.

Electronics.   Net sales increased $2.1 million over the prior year primarily due to the positive impact of currency changes of $3.2 million and increased volumes in our Electronic Chemicals businesses on sales to the printed circuit board and semiconductor markets.  This was partially offset by the divestiture of our U.S. Wafer Reclaim business, as well as lower selling prices of $1.0 million (primarily high purity chemicals).

Gross profit

Gross profit increased $61.0 million over the prior year primarily due to the sales increases noted above, in particular selling price increases, productivity improvements and the positive impact of currency changes of $24.8 million. This was partially offset by raw material cost increases, particularly from the impact of higher copper costs in our Timber Treatment Chemicals business in the Performance Additives segment, higher zinc and other raw material costs in the Titanium Dioxide segment, and higher zinc and other raw material costs in the Specialty Chemicals segment, and higher energy costs. Gross profit as a percentage of net sales was 32.2% in the first six months of 2007 compared to 31.3% in the first six months of 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $26.1 million over the prior year primarily due to the impact of currency changes of $15.2 million. Higher SG&A costs were also recorded in a number of our segments related to increased sales volumes. SG&A expenses as a percentage of net sales was 19.1% in the first six months of 2007 compared to 19.3% in the first six months of 2006, primarily impacted by selling price increases.

Restructuring charges, net

We recorded $6.0 million of restructuring charges in the first six months of 2007 primarily related to facility closure costs in the Electronics segment. We recorded $2.2 million of restructuring charges in the first six months of 2006 for miscellaneous restructuring actions in the Specialty Chemicals, Performance Additives and Electronics segments for miscellaneous headcount reductions and facility closures. See Note 12, “Restructuring Liability,” for further details.

Gain on sale of assets

We recorded gains of $5.2 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively, related to asset sales.  In the first quarter of 2007, we sold our U.S. Wafer Reclaim business and reported a gain of $4.3 million.

Operating income

Specialty Chemicals.   Operating income increased $30.4 million primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $4.4 million. This increase was partially offset by higher raw material costs of $13.3 million primarily related to zinc and other raw materials, higher selling, general and administrative expenses of $5.0 million primarily related to the increased sales volumes and higher depreciation and amortization costs of $3.3 million.

Performance Additives.   Operating income decreased $2.2 million over the prior year primarily from higher raw material costs of $7.2 million, particularly copper costs in the Timber Treatment Chemicals business, higher depreciation and amortization costs of $5.2 million primarily due to the Viance, LLC joint venture formed in January 2007 and the lower sales volumes noted above. The above decreases in operating income were partially offset by increased construction volumes in Europe in our Color Pigments and Services business, higher selling prices and an inventory write-up reversal charge of $0.8 million recorded in the second quarter of 2006.

Titanium Dioxide Pigments.   Operating income decreased $2.5 million over the prior year due to higher raw material and energy costs of $2.7 million and $1.7 million, respectively, an unfavorable mix and lower selling prices of titanium dioxide products, higher maintenance costs related to a planned shutdown and higher depreciation and amortization costs of $2.5 million.  This decrease was partially offset by the sales increases noted above and the positive impact of currency changes of $1.6 million.

Advanced Ceramics.   Operating income increased $8.6 million over the prior year primarily due to productivity improvements and increased sales in most businesses, particularly from increased volumes in medical, mechanical systems, cutting tools and piezo applications. Currency changes of $3.1 million also had a favorable impact on operating income. This increase was partially offset by lower selling prices of $3.7 million, increased depreciation and amortization costs of $3.3 million related to acquisitions made in May 2006 and April 2007 and increased restructuring costs of $0.7 million.

Specialty Compounds.   Operating income was flat as higher volumes resulting from an acquisition made in October 2006 in the wire and cable business and a favorable product mix were offset by lower selling prices of $1.5 million, higher depreciation and amortization costs of $1.2 million and higher costs associated with the acquisition.

Electronics.   Operating income increased $2.3 million over the prior year primarily due to higher volumes in our Electronic Chemicals businesses on sales to the printed circuit board and semiconductor markets and gains on asset sales of $4.8 million recorded in the first quarter of 2007 primarily from the divestiture of our U.S. Wafer Reclaim business These increases were partially by higher restructuring costs of $2.8 million primarily related to facility closure costs and lower selling prices of $1.0 million (primarily high purity chemicals).

Other income (expenses)

Interest expense.  Interest expense increased $14.2 million in the first six months of 2007 compared to the same period in the prior year. The first six months of 2007 and 2006 included losses of $2.0 million and gains of $15.3 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. The remaining decrease of $3.1 million was primarily due to lower interest expense related to the redemption of the 2011 Notes.

Interest income.  Interest income increased $6.6 million in the first six months of 2007 compared to the same period in the prior year primarily related to interest earned on the net cash proceeds received from the sale of Groupe Novasep in January 2007.

Loss on early extinguishment of debt.  In May 2007, the Company paid a redemption premium of $14.5 million and wrote off $4.9 million of deferred financing costs associated with the redemption of the 2011 Notes on May 15, 2007.

Refinancing expenses.   In March 2007, we expensed $0.9 million related to the fourth amendment of the senior secured credit agreement resulting in a 50 basis point reduction on our new tranche G term loans.

Foreign exchange gain, net.   For the first six months ended June 30, 2007 and 2006, we had foreign exchange gains of $3.7 million and $2.2 million, respectively.  The change from the prior year is primarily related to the impact that the stronger euro had on our euro-denominated assets.

Other, net.   For the first six months of 2006, we recorded $1.6 million of income in connection with the correction of an immaterial error related to a previously unrecorded asset in the Titanium Dioxide Pigments segment.

Provision for income taxes

The effective income tax rate for the first six months of 2007 was 42.1%. We recorded an income tax provision of $44.0 million for the first six months of 2007. The effective income tax rate compared to the federal statutory rate was negatively impacted by an increase in the valuation allowance related to U.S. operations offset by foreign rate differentials. The effective income tax rate for the first six months of 2006 of 41.5% was impacted by foreign rate differentials offset by the U.S. valuation allowance.

Minority interest in continuing operations

Minority interest represents the minority interest portion of the Viance, LLC joint venture that was completed in January 2007 between our Timber Treatment Chemicals business and Rohm and Haas Company.

Net income from continuing operations

Net income from continuing operations for the first six months of 2007 was $57.2 million as compared to net income from continuing operations of $56.7 million for the second quarter of 2006 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax decreased to $0.5 million for the first six months of 2007 compared to income of $24.6 million for the first six months of 2006 due to income earned from the segment in the first six months of 2006 and the tax benefit recorded in the first quarter of 2006 related to the favorable treatment on the sale of Rohner AG. As noted above, the Groupe Novasep segment was sold on January 9, 2007.

Gain on sale of discontinued operations, net of tax

Gain on sale of discontinued operations, net of tax was $115.7 million for the first six months of 2007 as a result of the sale of Groupe Novasep.

Minority interest in discontinued operations

Minority interest in discontinued operations represents the minority interest portion of Groupe Novasep’s net income for the first six months of 2007 and 2006.

Net income

Net income for the first six months of 2007 was $173.3 million as compared to net income of $77.1 million for the first six months of 2006 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA increased $32.5 million primarily due to higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $5.8 million. This increase was partially offset by higher raw material costs and higher selling, general and administrative expenses as discussed above in operating income.

Performance Additives.   Adjusted EBITDA increased $2.0 million over the prior year primarily from increased construction volumes in Europe in our Color Pigments and Services business, higher selling prices and the positive impact of currency changes of $2.0 million.  This was partially offset by higher raw material costs and the lower sales volumes noted above.  See discussion above in operating income for further details.

Titanium Dioxide Pigments.   Adjusted EBITDA increased $0.7 million over the prior year due to the sales increases noted above and the positive impact of currency changes of $3.2 million.  This was partially offset by higher raw material and energy costs, an unfavorable mix and lower selling prices of titanium dioxide products and higher maintenance costs related to a planned shutdown.  See discussion above in operating income for further details.

Advanced Ceramics.   Adjusted EBITDA increased $12.3 million over the prior year primarily due to productivity improvements and increased sales in most businesses.  Currency changes of $4.5 million also had a favorable impact on Adjusted EBITDA. This increase was partially offset by lower selling prices.  See discussion above in operating income for further details.

Specialty Compounds.   Adjusted EBITDA increased $1.7 million primarily due to higher volumes resulting from an acquisition made in October 2006 in the wire and cable business and a favorable product mix. This was partially offset by lower selling prices.  See discussion above in operating income for further details.

Electronics.   Adjusted EBITDA decreased $0.2 million over the prior year primarily due to the divestiture of our U.S. Wafer Reclaim business, as well as lower selling prices of $1.0 million (primarily high purity chemicals). This was partially offset by higher volumes in our Electronic Chemicals businesses to the printed circuit board and semiconductor markets and the positive impact of currency changes of $0.6 million.

Corporate.   Adjusted EBITDA loss at Corporate increased $3.0 million primarily due to higher legal accruals and the recording of additional stock compensation expense in the second quarter of 2007 related to the May 2007 equity grant (see Note 10, “Stock-Based Compensation,” for further details).

Discontinued operations.   Adjusted EBITDA from discontinued operations decreased $33.9 million over the prior year primarily due to the sale of the Groupe Novasep segment on January 9, 2007.

Reconciliation of Net Income to Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income to Adjusted EBITDA on a consolidated basis:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2007	2006	2007	2006
Net income	$28.0	$37.1	$173.3	$77.1
Income from discontinued operations, net of tax	—	(8.1)	(0.5)	(24.6)
Gain on sale of discontinued operations, net of tax	—	—	(115.7)	—
Minority interest in discontinued operations	—	1.2	0.1	4.2
Net income from continuing operations	28.0	30.2	57.2	56.7
Income tax provision	22.0	22.0	44.0	40.3
Minority interest in continuing operations	2.3	—	3.4	—
Income from continuing operations before taxes and minority interest	52.3	52.2	104.6	97.0
Interest expense (a)	47.0	47.7	101.7	87.5
Interest income	(4.0)	(1.1)	(9.1)	(2.5)
Depreciation and amortization	55.2	49.3	108.4	93.0
Restructuring charges, net	1.5	1.0	6.0	2.2
CCA litigation defense costs	0.2	0.2	0.3	0.5
Systems/organization establishment expenses	0.3	2.2	1.2	4.1
Cancelled acquisition and disposal costs	0.7	0.3	0.8	0.9
Inventory write-up reversal	0.1	0.1	0.1	0.9
Costs incurred related to debt modifications	—	—	0.9	—
Loss on early extinguishment of debt	19.4	—	19.4	—
(Gain) loss on sale of assets	(0.4)	0.1	(5.2)	(0.4)
Foreign exchange gain, net	(3.3)	(5.1)	(3.7)	(2.2)
Other	—	(0.5)	(0.2)	(1.8)
Total Adjusted EBITDA (b)	$169.0	$146.4	$325.2	$279.2

(a)     Includes gains of $0.8 million and $4.6 million for the three months ended June 30, 2007 and 2006, respectively, and losses of $2.0 million and gains of $15.3 million for the six months ended June 30, 2007 and 2006, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)     This amount does not include $19.8 million for the three months ended June 30, 2006 and $1.8 million and $35.7 million for the six months ended June 30, 2007 and 2006, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007.

Liquidity and Capital Resources

Cash Flows

Unless otherwise noted, all amounts below which are denominated in currencies other than the U.S. dollar are converted at the Friday, June 29, 2007 exchange rate of €1.00=$1.3542.

Operating Activities.   Net cash provided by operating activities was $148.3 million and $105.4 million for the six months ended June 30, 2007 and 2006, respectively. Net cash from operating activities increased in 2007 primarily from lower use of operating cash from working capital changes, higher operating income and lower cash interest expense, partially offset by the lack of operating cash flows due to the Groupe Novasep divestiture.

Investing Activities.  Net cash provided by investing activities was $380.8 million for the six months ended June 30, 2007. Net cash used in investing activities was $101.1 million for the six months ended June 30, 2006. Net cash from investing activities increased in 2007 primarily due to the proceeds from the sale of the Groupe Novasep segment and the proceeds received from the formation of the Viance, LLC joint venture in the Performance Additives segment.

Financing Activities.   Net cash used in financing activities was $356.9 million and $66.7 million for the six months ended June 30, 2007 and 2006, respectively and was comprised of scheduled payments for long-term debt for both periods provided.  For the six months ended June 30, 2007, net cash used in financing activities included the payment of our 10 5/8% Senior Subordinated Notes due in 2011 in the aggregate principal amount of $273.4 million and related redemption premiums of $14.5 million.

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

•                  On January 9, 2007, we sold our Groupe Novasep subsidiary and received net cash proceeds of $421.4 million.

•                  On February 12, 2007, we completed the sale of our U.S. Wafer Reclaim business for approximately $11.0 million in cash and long-term notes receivable. The proceeds were used for general corporate purposes.

•                  On May 15, 2007, we redeemed our outstanding 10 5/8% Senior Subordinated Notes due 2011 in the aggregate principal amount of $273.4 million. In connection with this repayment, redemption premiums of $14.5 million and accrued and unpaid interest of $14.5 million to the redemption date were paid. In addition, $4.9 million of deferred financing costs were written off in the second quarter of 2007. We expect the interest savings associated with the reduction of debt to largely offset the historic cash flow from the Groupe Novasep subsidiary.

Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. Our debt service requirements and other contractual obligations and commitments over the next several years are significant and are substantially higher than historical amounts. We believe that our currently available sources of liquidity will be sufficient for these needs. Furthermore, any future major acquisitions, business combinations or similar transactions will likely require additional capital resources. If our present operating performance and current market conditions continue, we believe that such resources will be available to us for certain transactions. We would need access to alternative sources of liquidity for larger acquisitions such as through additional borrowings or other sources, and we may not have access to these sources for a variety of reasons. See Item 1, “Business,” and Item 1A, “Risk Factors” in our 2006 Form 10-K.

We believe that based on current and anticipated levels of operations and conditions in our industry and markets, cash flows from operations and borrowings available under our revolving credit facility will be adequate for 2007 and the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. We are taking actions to reduce costs and exit unprofitable businesses, in part to improve our long-term liquidity. We expect this to further improve our short and long-term liquidity. If our cash flow from operations and borrowings under our revolving credit facility are insufficient to fund our currently existing liquidity requirements, we may be forced to use other means available to us, such as to reduce or delay capital expenditures and seek additional capital. We may not have adequate capital for future acquisitions, business combinations or similar transactions.

As of June 30, 2007, we had actual total indebtedness of $2,526.8 million. As of June 30, 2007, the revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $222.1 million, after giving effect to $27.9 million of letters of credit issued on our behalf. As of June 30, 2007, there were no outstanding borrowings under the revolving credit facility.

As of June 30, 2007, we had cash and cash equivalents of $191.5 million primarily from the net cash proceeds received from the sale of Groupe Novasep in January 2007 less cash used for the redemption of the 2011 Notes.

Senior secured credit facilities.  The senior secured credit facilities, as amended, consist of the following as of June 30, 2007:

•                  tranche A-1 term loans in an aggregate principal amount of €32.3 million (or $43.7 million at June 30, 2007) and tranche A-2 term loans in an aggregate principal amount of €140.6 million (or $190.4 million at June 30, 2007), each maturing on July 30, 2011 and bearing interest at Adjusted EURIBOR plus 2.25%;

•                  tranche E term loans in an aggregate principal amount of $1,122.1 million at June 30, 2007, maturing on July 30, 2012 and bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 1.75% or (ii) ABR plus 0.75%;

•                  tranche G term loans in an aggregate principal amount of €269.3 million (or $364.7 million at June 30, 2007) maturing on July 30, 2012 and bearing interest of Adjusted LIBOR plus 2.00%; and

•                  a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010, bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 2.25% or (ii) ABR plus 1.00%. As of June 30, 2007, we had no borrowings outstanding under this facility and had outstanding letters of credit of $27.9 million that reduced our availability under the credit facility.

Our leverage ratio for the twelve-month period ended June 30, 2007 was 3.98 (see further details below). In accordance with the terms of our credit agreement, the status levels which determine interest expense will be reduced, effective July 1, 2007. As a result, our tranche A-1 term loans will bear interest at Adjusted EURIBOR plus 1.75%, our tranche E term loans will bear interest at the Company’s option of either (i) Adjusted Libor plus 1.50% or (ii) ABR plus 0.75%, and our tranche G term loans will bear interest at Adjusted LIBOR plus 1.75%. These lower interest rates are expected to reduce annualized interest expense by approximately $5.0 million.

The U.S. dollar equivalents of term loans denominated in euros are shown based on the exchange rate on Friday, June 29, 2007 of €1.00 = $1.3542. In each case, the interest rates per year are subject to step-downs determined by reference to a performance test. Adjusted LIBOR is the London inter-bank offered rate adjusted for statutory reserves. ABR is the alternate base rate, which is the highest of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the original principal amount. Tranche E and tranche G term loans are payable in January and July of each year at amounts equal to 0.5% of the principal amount of the former tranche D term loans and tranche F term loans, respectively, with the remainder due at the final maturity date.

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

2014 Notes.   The 2014 Notes have an aggregate principal amount of €375.0 million ($507.8 million at June 30, 2007) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. Interest on the 2014 Notes is payable semi-annually on May 15 and November 15. Interest on the 2014 Notes accrues at the rate of 7.625% in the case of Euro notes and 7.500% in the case of U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2014 Notes on a senior subordinated unsecured basis. As mentioned above, the Company redeemed its 2011 Notes on May 15, 2007.

The 2014 Notes contain various affirmative and restrictive covenants. The restrictive covenants limit our ability, and the ability of our restricted subsidiaries, to, among other things, incur or guarantee additional indebtedness (as described below under “Covenant Compliance”), pay dividends or make other equity distributions or repurchase capital stock, make investments or other restricted payments, create liens, transfer or sell assets, restrict dividends or other payments to us, engage in transactions with affiliates, and merge or consolidate with other companies or sell substantially all of our assets.

Covenant compliance.   In addition to the affirmative and restrictive covenants, the senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA, which reflects management’s interpretations thereof:

•                  a leverage ratio: for the twelve-month period ended June 30, 2007, net debt (total debt plus capital lease obligations, minus cash up to a maximum of $100.0 million) to Adjusted EBITDA must be less than 5.50 to 1; for such period, our ratio equaled 3.98 to 1; and

•                  an interest coverage ratio: for the twelve-month period ended June 30, 2007, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.85 to 1; for such period, our ratio equaled 3.27 to 1.

Please see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Definitions of Adjusted EBITDA,” for a discussion of the definition of Adjusted EBITDA used in calculating our financial covenants.

These covenants are material terms of the senior secured credit agreement. Non-compliance with these covenants or other defaults could result in a default under the senior secured credit agreement and the lenders could elect to declare all amounts borrowed immediately due and payable. Any such acceleration would also result in a default under the indenture governing the 2014 Notes, which could lead to the note holders electing to declare the principal, premium, if any, and interest on the then outstanding notes immediately due and payable. Because the indenture governing the 2014 Notes defines an event of default to include, among other things, a default under any other debt obligation in excess of $35.0 million that could cause the acceleration of such obligation, any acceleration under the senior secured credit agreement would also result in a default under the indenture governing these notes, which could lead to the note holders electing to declare the principal, premium, if any, and interest on the then outstanding notes immediately due and payable. The senior secured credit agreement contains a similar cross default provision for indebtedness in excess of $30.0 million; therefore, a default under the indenture governing the 2014 Notes or other indebtedness may likewise cause the lenders to declare the principal and interest on the then outstanding senior secured credit facilities immediately due and payable.”

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended June 30, 2007, the fixed charge coverage ratio equaled 3.27 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

We were in compliance with all of the above covenants as of June 30, 2007 and December 31, 2006.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Six months ended
	June 30,
($ in millions)	2007	2006
Net cash provided by operating activities from continuing operations	$146.7	$48.9
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	65.9	104.5
Current portion of income tax provision	24.0	24.1
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	85.9	95.8
Restructuring and related charges	6.0	2.2
CCA litigation defense costs	0.3	0.5
Systems/organization establishment expenses	1.2	4.1
Cancelled acquisition and disposal costs	0.8	0.9
Costs incurred related to debt modifications	0.9	—
Inventory write-up reversal	0.1	0.9
Bad debt provision	(1.2)	(0.5)
Gain on sale of assets	(5.2)	(0.4)
Other	(0.2)	(1.8)
Total Adjusted EBITDA	$325.2	$279.2

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in the Company’s 2006 Form 10-K.  As noted above, we have redeemed our 2011 Notes in the aggregate principal amount of $273.4 million in the second quarter of 2007.  In addition, we adopted FIN 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, in the first quarter of 2007. As a result of the implementation of FIN 48, the Company recognized a $1.0 million increase in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of June 30, 2007 was $44.6 million and have been classified as non-current income tax liabilities in the condensed consolidated balance sheets (see Note 9, “Income Taxes,” for further details). Except for redemption of the 2011 Notes and the adoption of FIN 48, there have been no other significant changes to these contractual obligations as of June 30, 2007.

Capital Expenditures

Rockwood’s capital expenditures in the first six months of 2007 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment, mostly for our Specialty Chemicals, Performance Additives, Titanium Dioxide Pigments and Advanced Ceramics segments.

For the six months ended June 30, 2007 and 2006, our capital expenditures, excluding capital leases, were $93.8 million and $71.2 million, respectively. Capital expenditures for each of our reporting segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	Electronics	Corporate	Consolidated
Six months ended June 30, 2007	$26.5	$14.8	$20.2	$14.4	$12.6	$3.3	$2.0	$93.8
Six months ended June 30, 2006	19.7	11.1	16.7	12.2	2.8	3.8	4.9	71.2

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

Foreign currency related transactions

As of June 30, 2007, based on the Friday, June 29, 2007 exchange rate of €1.00 = $1.3542, $1,179.0 million of the debt outstanding is denominated in euros.

Recent Accounting Pronouncements

See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

See Note 8, “Long-Term Debt,” for guarantees related to contract completion, regulatory compliance and product performance.

Commitments and Contingencies

See Note 13, “Commitments and Contingencies,” for a discussion of the Company’s Commitments and Contingencies.

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

The significant accounting policies of the Company are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2006 Form 10-K. There have been no significant changes to these critical accounting policies and estimates as of June 30, 2007.

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

•                  our high level of indebtedness;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes.  A discussion and analysis of the Company’s market risk is included in the Company’s 2006 Form 10-K. There have been no significant changes to these market risks as of June 30, 2007.

Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007 and concluded that our disclosure controls and procedures are effective. In connection with this evaluation, our management did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the second quarter of 2007.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

In April 2005, Hospira Incorporated filed suit in Mecklenburg County, North Carolina Superior Court against one of our wholly-owned subsidiaries in our Specialty Compounds segment alleging claims for negligence, negligent misrepresentation, estoppel, fraud, third party beneficiary breach of contract and unfair trade practices as a result of our subsidiary providing PVC compound to its customer. Hospira is seeking damages of approximately $16.0 million for costs allegedly related to its recall and destruction of intravenous administration kits that incorporated components made with this compound, and further seeks treble damages of approximately $48.0 million, plus attorneys’ fees and interest, under the North Carolina unfair trade practice statute. The Court has dismissed Hospira’s negligence and estoppel claims, but denied our subsidiary’s motion to dismiss the other claims. Following discovery, our subsidiary filed a motion for summary judgment to dismiss the remaining claims, which is currently pending before the court. We will continue to vigorously defend this matter. While we believe our subsidiary has meritorious defenses against Hospira’s claims and do not believe that resolution of this matter will have a material adverse effect on our business or financial condition, we cannot predict the outcome of this litigation and resolution of this claim may have a material adverse affect on our results of operations or cash flows in any quarterly or annual reporting period.

Further, a customer of our Advanced Ceramics business has been named in a class action lawsuit in New Jersey relating to a prosthesis hip replacement system using ceramic components. The lawsuit alleges a violation of the Consumer Fraud Act, design defect, breach of warranty and negligence based on the customer’s design and manufacture of hip implant systems. While our subsidiary has not been named in this litigation, we cannot predict whether this action will effect our cash flows or results of operations.

In addition, we are involved in various legal proceedings, including commercial, product liability, intellectual property and environmental matters of a nature considered normal to our business. However, except as set forth above, we do not believe that there is any individual legal proceeding that may have a material adverse effect on our business or financial condition. We cannot predict the outcome of any litigation or the potential for future litigation.

Item 1A. Risk Factors.

A discussion of the Company’s risk factors is included in the Company’s 2006 Form 10-K.  There have been no significant changes to these risk factors as of June 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

10.1	Form of Rockwood Holdings, Inc.’s Stock Option Agreement (A)

10.2	Form of Rockwood Holdings, Inc.’s Restricted Stock Unit Award Agreement (A)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

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

(A) Incorporated by reference to Rockwood Holdings, Inc.’s Current Report on Form 8-K filed on May 22, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ SEIFI GHASEMI
Seifi Ghasemi Chairman of the Board and Chief Executive Officer Date: August 10, 2007

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta Senior Vice President and Chief Financial Officer Date: August 10, 2007