Form 10-Q
period 2008-09-30
ROCKWOOD SPECIALTIES GROUP INC
filed 2008-11-13
CIK 1261302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The Registrant’s common stock, par value $0.01 per share, is not publicly traded. As of November 7, 2008, there were 382,000 outstanding shares of common stock of the Registrant, all of which is held by our parent company Rockwood Specialties International, Inc.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	$880.8	$763.1	$2,647.8	$2,281.1
Cost of products sold	623.3	525.8	1,834.5	1,549.2
Gross profit	257.5	237.3	813.3	731.9
Selling, general and administrative expenses	170.3	148.8	512.7	441.7
Restructuring charges, net	3.4	2.9	5.7	8.9
Gain on sale of assets and other	(2.7)	(0.1)	(1.8)	(5.3)
Operating income	86.5	85.7	296.7	286.6
Other income (expenses):
Interest expense (a)	(56.3)	(57.0)	(139.7)	(158.6)
Interest income	0.6	1.7	4.2	10.1
Loss on early extinguishment of debt	—	—	—	(18.6)
Refinancing expenses	—	—	—	(0.9)
Foreign exchange (loss) gain, net	(26.5)	7.8	(12.2)	11.3
Other, net	0.2	(0.1)	0.7	(0.1)
Other expenses, net	(82.0)	(47.6)	(147.0)	(156.8)
Income from continuing operations before taxes and minority interest	4.5	38.1	149.7	129.8
Income tax provision	10.3	16.1	50.6	56.8
(Loss) income from continuing operations before minority interest	(5.8)	22.0	99.1	73.0
Minority interest in continuing operations, net of tax	1.0	(2.8)	0.4	(6.2)
Net (loss) income from continuing operations	(4.8)	19.2	99.5	66.8
Income from discontinued operations, net of tax	1.5	5.5	2.9	15.6
Gain on sale of discontinued operations, net of tax	—	—	—	115.7
Minority interest in discontinued operations, net of tax	—	—	—	(0.1)
Net (loss) income	$(3.3)	$24.7	$102.4	$198.0

(a) Interest expense includes:

Interest expense on debt	$(43.9)	$(41.4)	$(125.8)	$(136.3)
Mark-to-market losses on interest rate swaps	(10.0)	(13.4)	(6.8)	(15.4)
Deferred financing costs	(2.4)	(2.2)	(7.1)	(6.9)
Total	$(56.3)	$(57.0)	$(139.7)	$(158.6)

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$404.9	$346.9
Accounts receivable, net	585.6	460.3
Inventories	629.4	526.9
Deferred income taxes	24.7	22.7
Prepaid expenses and other current assets	68.7	69.7
Assets of discontinued operations	64.3	75.2
Total current assets	1,777.6	1,501.7
Property, plant and equipment, net	1,770.3	1,508.5
Goodwill	1,736.9	1,730.0
Other intangible assets, net	725.1	675.9
Deferred debt issuance costs, net of accumulated amortization of $36.9 and $31.2, respectively	40.9	41.1
Deferred income taxes	15.8	15.4
Other assets	60.2	39.2
Total assets	$6,126.8	$5,511.8
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$276.5	$285.5
Income taxes payable	11.6	9.5
Accrued compensation	89.6	81.5
Restructuring liability	10.5	14.0
Accrued expenses and other current liabilities	235.6	171.3
Deferred income taxes	7.9	7.2
Long-term debt, current portion	81.4	107.4
Liabilities of discontinued operations	14.8	17.1
Total current liabilities	727.9	693.5
Long-term debt	2,752.5	2,474.0
Pension and related liabilities	324.5	327.5
Deferred income taxes	165.9	112.6
Other liabilities	176.6	163.6
Total liabilities	4,147.4	3,771.2
Minority interest	377.2	175.3

Stockholder’s equity:
Common stock ($0.01 par value, 1,000,000 shares authorized, 382,000 shares issued and outstanding)	—	—
Paid-in capital	1,035.4	1,035.2
Accumulated other comprehensive income	308.0	373.7
Retained earnings	258.8	156.4
Total stockholder’s equity	1,602.2	1,565.3
Total liabilities and stockholder’s equity	$6,126.8	$5,511.8

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102.4	$198.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(2.9)	(15.6)
Gain on sale of discontinued operations, net of tax	—	(115.7)
Minority interest in discontinued operations	—	0.1
Depreciation and amortization	190.6	152.6
Deferred financing costs amortization	7.1	6.9
Loss on early extinguishment of debt (including $4.1 of non-cash write-offs on deferred financing costs)	—	18.6
Foreign exchange loss (gain)	12.2	(11.3)
Fair value adjustment of derivatives	6.8	15.4
Bad debt provision	0.9	1.2
Acquired in-process research and development	2.8	—
Stock-based compensation	6.3	2.4
Deferred income taxes	14.2	24.3
Gain on sale of assets and other	(1.8)	(5.3)
Minority interest in continuing operations	(0.4)	6.2
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(60.5)	(35.7)
Inventories, including inventory write-up charges	(45.0)	(1.1)
Prepaid expenses and other assets	6.4	(5.7)
Accounts payable	(29.1)	(25.0)
Income taxes payable	3.4	5.8
Accrued expenses and other liabilities	26.1	39.9
Net cash provided by operating activities of continuing operations	239.5	256.0
Net cash provided by operating activities of discontinued operations	11.9	35.9
Net cash provided by operating activities	251.4	291.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	(181.7)	(168.3)
Post closing purchase price consideration	29.1	—
Capital expenditures, excluding capital leases	(157.1)	(135.5)
Proceeds from formation of Viance joint venture, net	—	73.0
Proceeds on sale of assets	4.3	13.7
Net cash used in investing activities of continuing operations	(305.4)	(217.1)
Net cash (used in) provided by investing activities of discontinued operations, including sale proceeds of $421.1 for the nine months ended September 30, 2007	(5.1)	416.3
Net cash (used in) provided by investing activities	(310.5)	199.2
CASH FLOWS FROM FINANCING ACTIVITIES:
Titanium Dioxide Pigments venture financing	362.5	—
Payment of assumed debt to Titanium Dioxide Pigments venture minority shareholder	(141.4)	—
Repayment of 2011 Notes	—	(273.4)
Repayment of senior secured credit facilities	(68.7)	(57.1)
Repayment of senior secured credit facilities revolver	—	(37.0)
Payments on other long-term debt	(30.7)	(22.2)
Equity contributions	0.2	—
Deferred financing costs	(5.0)	—
Payments related to early extinquishment of debt	—	(14.5)
Distribution to minority shareholder	(3.9)	—
Net cash provided by (used in) financing activities of continuing operations	113.0	(404.2)
Net cash used in financing activities of discontinued operations	—	—
Net cash provided by (used in) financing activities	113.0	(404.2)
Effect of exchange rate changes on cash and cash equivalents	4.1	(9.6)
Net increase in cash and cash equivalents	58.0	77.3
Less increase in cash and cash equivalents from discontinued operations, net (a)	—	(1.6)
Increase in cash and cash equivalents from continuing operations	58.0	75.7
Cash and cash equivalents of continuing operations, beginning of period	346.9	25.9
Cash and cash equivalents of continuing operations, end of period	$404.9	$101.6

(a) - Excludes $11.2 of intercompany transfers, net of $4.4 of sale-related cash outflows for the nine months ended September 30, 2008. Excludes sale proceeds of $421.1 and intercompany transfers of $29.5 for the nine months ended September 30, 2007.

Supplemental disclosures of cash flow information:
Interest paid	$104.0	$119.2
Income taxes paid, net of refunds	$32.9	$27.1
Non-cash investing activities:
Titanium Dioxide Pigments venture formation, net	$214.7	$—
Acquisition of capital equipment	$8.0	$8.5

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

On September 1, 2008, the Company completed the formation of a venture with Kemira Oyj (“Kemira”) that focuses on specialty titanium dioxide pigments (See Note 4, “Acquisitions,” for further details).

On October 10, 2008, the Company completed the sale of its pool and spa chemicals business (See Note 16, “Subsequent Event,” for further details).

Basis of Presentation—The accompanying condensed financial statements of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts related to reporting the sale of the Groupe Novasep segment, the Electronics business, excluding the wafer reclaim business, and the pool and spa chemicals business as discontinued operations, have been reclassified to conform to current-year classification. See Note 2, “Discontinued Operations,” for further details.

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

The Company’s minority interest in continuing operations represents the total of the minority party’s interest in certain investments (principally the Viance, LLC joint venture and the Titanium Dioxide Pigments venture) that are consolidated but less than 100% owned. On January 2, 2007, Chemical Specialties, Inc. (“CSI”), a wholly-owned subsidiary of the Company within the Timber Treatment Chemicals business of the Performance Additives segment, and Rohm and Haas Company completed the formation of Viance, LLC, a joint venture company that provides an extensive range of advanced wood treatment technologies and services to the global wood treatment industry. In accordance with the consolidation principles of FIN 46 (R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, the Company has concluded that Rockwood is the primary beneficiary of the joint venture and as such has consolidated the joint venture.

As noted above, the Company completed a Titanium Dioxide Pigments venture with Kemira in September 2008.  The Company has consolidated this venture and has reported Kemira’s interest as minority interest in the condensed consolidated financial statements. The water treatment business formerly within the Titanium Dioxide Pigments segment was not part of the transaction and is now being reported within the Clay-based Additives business in the Performance Additives segment. As a result, the Company’s financial statements have been reclassified to reflect the water treatment business as part of the Performance Additives segment for the periods presented. See Note 4, “Acquisitions,” for further details.

Unless otherwise noted, all amounts which are denominated in currencies other than the U.S. dollar are converted at the September 30, 2008 exchange rate of €1.00 = $1.4093.

Nature of Operations/Segment Reporting—The Company is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials. The Company currently operates in various business lines within its five reportable segments consisting of: (1) Specialty Chemicals, which includes lithium compounds and chemicals, metal surface treatment chemicals, and synthetic metal sulfides, (2) Performance Additives, which includes color pigments and services, timber treatment chemicals and clay-based additives, (3) Titanium Dioxide Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds, (4) Advanced Ceramics, which includes ceramic-on-ceramic ball head and liner components used in hip-joint prostheses systems, ceramic cutting tools and a range of other ceramic components and (5) Specialty Compounds, which consists of plastic compounds. As discussed above, the Company sold its Electronics business, excluding its European wafer reclaim business, in December 2007. As a result, the European wafer reclaim business is included within “Corporate and other” for all periods presented (See Note 3, “Segment Information,” for further details).  The Company completed the sale of its pool and spa chemicals business in October 2008.  As a result, the Company’s financial statements have been reclassified to reflect the pool and spa chemicals business as a discontinued operation for the periods presented.

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

Related Party Transactions—Rockwood has engaged in transactions with certain related parties including KKR and DLJMB and affiliates of each. Information concerning certain transactions is included in the Company’s 2007 Form 10-K. Credit Suisse Securities (USA) LLC, an affiliate of DLJMB, served as an underwriter in the secondary offering of Holdings’ stock by certain stockholders in June 2008. The Company did not receive any proceeds in that offering or pay any commissions. Except for the aforementioned secondary offering, there have not been additional related party transactions for the period ended September 30, 2008.

As of September 30, 2008, the Company had $13.2 million of payables due to its parent company, primarily related to stock-based compensation costs.

Revenue Recognition—The Company recognizes revenue when the earnings process is complete. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience. Revenue under service agreements, which was less than 1% of consolidated net sales in 2007, is realized when the service is performed. Liabilities for product warranties are less than 1% of consolidated net sales as of September 30, 2008 and December 31, 2007.

Foreign Currency Translation— The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency), including intercompany financing arrangements for which settlement is planned or anticipated, are included in determining net income for the period in which exchange rates change. Gains or losses on certain intercompany loans that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future and gains or losses on euro-denominated debt that is designated as a net investment hedge of the Company’s euro-denominated investments are reported and accumulated in the same manner as translation adjustments. These loans are all related to intercompany debt arrangements. As of September 30, 2008, intercompany debt arrangements deemed to be of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future is predominantly related to €519.4 million (or $732.0 million at September 30, 2008) of intercompany loans.

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

Comprehensive income (loss) is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Net (loss) income	$(3.3)	$24.7	$102.4	$198.0
Pension related adjustments, net of tax	(1.3)	(0.8)	(0.9)	(0.7)
Foreign currency translation	(190.9)	77.9	(71.4)	139.3
Intercompany foreign currency loans	(86.6)	38.3	(25.1)	49.9
Net investment hedge, net of tax	125.8	(54.8)	32.0	(79.2)
Total comprehensive (loss) income	$(156.3)	$85.3	$37.0	$307.3

In November 2004, the Company completed the sale of €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 (“2014 Notes”). In connection with the 2014 Notes, the Company entered into a cross-currency swap with a five-year term and a notional amount of €155.6 million that effectively converted the U.S. dollar fixed-rate debt in respect of the dollar notes sold into euro fixed-rate debt. The Company has designated this contract as a hedge of the foreign currency exposure of its net investment in its euro-denominated operations. There was no ineffective portion of the net investment hedge as of September 30, 2008. The Company does not expect any of the loss on the net investment hedge residing in comprehensive income at September 30, 2008 to be reclassified into earnings during the subsequent twelve months.

In addition, the Company designated the remaining portion of the euro-denominated debt that is recorded on the U.S. books as a net investment hedge of our euro-denominated investments (euro-denominated debt of €663.0 million or $934.4 million). As a result, any foreign currency gains and losses resulting from the euro-denominated debt discussed above are accounted for as a component of accumulated other comprehensive income. There was no ineffective portion of the net investment hedge as of September 30, 2008. The Company does not expect any of the loss on the net investment hedge residing in comprehensive income at September 30, 2008 to be reclassified into earnings during the subsequent twelve months.

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

The compensation cost for stock options, restricted stock units and Holdings’ Board of Director stock grants recorded under the Plan resulted in a decrease to income from continuing operations before taxes and minority interest of $2.2 million and $1.5 million for the three months ended September 30, 2008 and 2007, respectively, and $6.3 million and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively. See Note 10, “Stock-Based Compensation,” for further details.

Holdings granted additional stock options and performance restricted stock units in 2007 to certain employees of Rockwood Corporate Headquarters and its business units. The performance restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment upon a change in control as defined in the equity agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of September 30, 2008 have been recorded as mezzanine equity (outside of permanent equity) in the Condensed Consolidated Balance Sheets of Holdings.

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

In December 2007, SFAS No. 141 (revised 2007), Business Combinations (“FAS 141R”) was issued, which replaces FASB Statement No. 141, Business Combinations. FAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for acquisitions completed on or after January 1, 2009.

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, was issued. Per this statement, the accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity (but separate from parent’s equity). This statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This statement is effective for the Company as of January 1, 2009. The Company is currently evaluating the impact this statement will have on its financial statements, primarily relating to its Viance, LLC joint venture and its Titanium Dioxide Pigments venture, as discussed above.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. This FSP is effective for recognized intangible assets acquired after January 1, 2009. The Company is currently evaluating the impact this FSP will have on its financial statements.

In May 2008, SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, was issued. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement shall be effective as of November 15, 2008. As issued by the FASB, the effective date of this statement was tied to the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect this statement to have a material impact on its financial statements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. This FSP did not have an impact on the Company’s condensed consolidated financial statements.

2.        DISCONTINUED OPERATIONS:

On October 10, 2008, the Company completed the sale of its pool and spa chemicals business and received approximately $124.0 million in cash. As of September 30, 2008, the Company met the criteria for reporting the pending sale of this business as an asset held for sale and discontinued operations pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the Company’s financial statements have been reclassified to reflect this business as a discontinued operation for all periods presented.

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

Operating results of the discontinued operations of the pool and spa chemicals business for the three and nine months ended September 30, 2008 were as follows:

($ in millions)	Three months ended September 30, 2008	Nine months ended September 30, 2008
Net sales	$19.5	$52.0
Cost of products sold	13.5	37.4
Gross profit	6.0	14.6
Selling, general and administrative expenses	3.5	10.3
Operating income	2.5	4.3
Other expenses:
Interest expense	(0.2)	(0.2)
Other	(0.5)	(0.5)
Other expenses	(0.7)	(0.7)
Income before taxes	1.8	3.6
Income tax provision	0.3	0.7
Net income	$1.5	$2.9

Operating results of the discontinued operations of the pool and spa chemicals business and the Electronics business for the three months ended September 30, 2007 were as follows:

($ in millions)	Pool and Spa Chemicals Business	Electronics Business	Total
Net sales	$15.7	$50.8	$66.5
Cost of products sold	10.5	38.0	48.5
Gross profit	5.2	12.8	18.0
Selling, general and administrative expenses	3.3	7.5	10.8
Operating income	1.9	5.3	7.2
Other income (expenses):
Interest income	—	0.2	0.2
Foreign exchange loss, net	—	(0.2)	(0.2)
Other, net	—	0.1	0.1
Other income, net	—	0.1	0.1
Income before taxes	1.9	5.4	7.3
Income tax provision	0.8	1.0	1.8
Net income	$1.1	$4.4	$5.5

Operating results of the discontinued operations of the pool and spa chemicals business, the Electronics business and Groupe Novasep for the nine months ended September 30, 2007 were as follows:

($ in millions)	Pool and Spa Chemicals Business	Electronics Business	Groupe Novasep	Total
Net sales	$48.1	$147.2	$8.9	$204.2
Cost of products sold	32.8	109.4	7.0	149.2
Gross profit	15.3	37.8	1.9	55.0
Selling, general and administrative expenses	10.2	22.7	1.0	33.9
Gain on sale of business/assets	—	—	(117.7)	(117.7)
Operating income	5.1	15.1	118.6	138.8
Other income (expenses):
Interest expense	(0.1)	—	(0.3)	(0.4)
Interest income	—	0.9	—	0.9
Loss on early extinguishment of debt	(0.5)	(0.3)	—	(0.8)
Other income (expenses), net	(0.6)	0.6	(0.3)	(0.3)
Income before taxes and minority interest	4.5	15.7	118.3	138.5
Income tax provision	1.8	3.3	2.1	7.2
Net income before minority interest	2.7	12.4	116.2	131.3
Minority interest, net of tax	—	—	(0.1)	(0.1)
Net income	$2.7	$12.4	$116.1	$131.2

The carrying values of the assets and liabilities of the pool and spa chemicals business included in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Accounts receivable, net	$10.4	$23.4
Inventories	11.4	8.5
Prepaid expenses and other current assets	0.7	1.0
Property, plant and equipment, net	3.8	4.3
Goodwill	37.0	37.0
Other intangible assets, net	0.9	0.9
Deferred income taxes	0.1	0.1
Total assets to be disposed	$64.3	$75.2
LIABILITIES
Current liabilities:
Accounts payable	$7.0	$7.7
Income taxes payable	2.3	3.2
Accrued compensation	1.4	1.6
Accrued expenses and other current liabilities	2.1	1.5
Other liabilities	2.0	3.1
Total liabilities to be disposed	$14.8	$17.1

As of September 30, 2007, the Company had received net cash proceeds of $421.1 million from the sale of Groupe Novasep. These proceeds were reported as net cash provided by investing activities of discontinued operations for the nine months ended September 30, 2007 in the Company’s Condensed Consolidated Statements of Cash Flows. Net cash proceeds for the year ended December 31, 2007 from the sale of Groupe Novasep were $420.7 million. The net gain on the Groupe Novasep sale recorded in the first quarter of 2007 was $115.7 million (net of $2.0 million of German taxes).

3.        SEGMENT INFORMATION:

Rockwood operates in five reportable segments according to the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company’s key decision maker, who is the Company’s Chief Executive Officer. The five segments are: (1) Specialty Chemicals, which consists of the surface treatment and fine chemicals business lines; (2) Performance Additives, which consists of color pigments and services, timber treatment chemicals and clay-based additives; (3) Titanium Dioxide Pigments; (4) Advanced Ceramics; and (5) Specialty Compounds.

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

In September 2008, the Company completed the formation of its Titanium Dioxide Pigments venture. The water treatment business of the Titanium Dioxide Pigments segment has been retained and is being reported within the Clay-based Additives business in the Performance Additives segment. As a result, the Company’s financial statements have been reclassified to reflect the water treatment business as part of the Performance Additives segment for the periods presented.

Summarized financial information for each of the reportable segments is provided in the following table:

($ in millions)	Specialty Chemicals	Performance Additives	Titanium Dioxide Pigments	Advanced Ceramics	Specialty Compounds	Corporate and other	Consolidated
Three months ended September 30, 2008
Net sales	$319.5	$223.2	$140.6	$126.4	$68.6	$2.5	$880.8
Total Adjusted EBITDA (a)	78.8	28.6	23.9	38.1	7.9	(14.1)	163.2
Three months ended September 30, 2007
Net sales	$261.4	$203.7	$113.8	$111.7	$69.8	$2.7	$763.1
Total Adjusted EBITDA (a)	58.2	40.8	21.8	30.7	7.8	(13.8)	145.5
Nine months ended September 30, 2008
Net sales	$966.7	$676.8	$380.8	$404.9	$210.8	$7.8	$2,647.8
Total Adjusted EBITDA (a)	241.4	99.5	60.2	121.5	26.7	(41.8)	507.5
Nine months ended September 30, 2007
Net sales	$800.2	$590.8	$334.7	$335.8	$210.2	$9.4	$2,281.1
Total Adjusted EBITDA (a)	192.8	119.5	60.9	92.2	25.4	(41.5)	449.3

	Specialty Chemicals	Performance Additives	Titanium Dioxide Pigments	Advanced Ceramics	Specialty Compounds	Corporate and other (b)	Eliminations (c)	Consolidated (d)
Identifiable assets as of:
September 30, 2008	$2,042.3	$1,384.6	$1,247.2	$821.2	$271.9	$492.5	$(197.2)	$6,062.5
December 31, 2007	1,900.1	1,344.2	764.8	843.6	281.8	461.2	(159.1)	5,436.6

(a)                This amount does not include $2.7 million and $5.1 million of Adjusted EBITDA for the three and nine months ended September 30, 2008, respectively, and $2.2 million and $5.9 million of Adjusted EBITDA for the three and nine months ended September 30, 2007, respectively, from the pool and spa chemicals business sold in October 2008. This amount also excludes $9.6 million and $27.3 million of Adjusted EBITDA for the three and nine months ended September 30, 2007, respectively, from the Electronics business sold on December 31, 2007 and $1.8 million of Adjusted EBITDA for the nine months ended September 30, 2007 from the former Groupe Novasep segment sold on January 9, 2007.

(b)               This amount includes $52.9 million and $56.5 million of assets from legacy businesses at September 30, 2008 and December 31, 2007, respectively.  These businesses were formerly owned primarily by Dynamit Nobel.

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

(d)               This amount does not include $64.3 million and $75.2 million of identifiable assets at September 30, 2008 and December 31, 2007, respectively, from the pool and spa chemicals business sold in October 2008. Total identifiable assets including these amounts were $6,126.8 million and $5,511.8 million at September 30, 2008 and December 31, 2007, respectively.

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

The following table presents a reconciliation of income (loss) from continuing operations before taxes and minority interest to Adjusted EBITDA on a segment GAAP basis:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Three months ended September 30, 2008
Income (loss) from continuing operations before taxes and minority interest	$44.5	$(5.2)	$(1.5)	$17.0	$2.5	$(52.8)	$4.5
Interest expense (a)	14.6	7.8	8.6	8.5	2.3	14.5	56.3
Interest income	1.0	1.0	(0.1)	0.1	(0.1)	(2.5)	(0.6)
Depreciation and amortization	17.8	17.2	14.3	11.8	2.6	1.9	65.6
Restructuring charges, net	0.6	1.6	—	0.4	0.4	0.4	3.4
Systems/organization establishment expenses	0.6	1.4	0.7	0.1	0.1	0.8	3.7
Cancelled acquisition and disposal costs	—	0.1	—	—	0.1	—	0.2
Inventory write-up charges	0.1	1.5	2.1	—	—	—	3.7
(Gain) loss on sale of assets and other	(0.5)	—	—	0.1	—	(2.3)	(2.7)
Acquired in-process research and development	—	2.8	—	—	—	—	2.8
Foreign exchange loss (gain), net	0.3	0.3	(0.1)	0.2	—	25.8	26.5
Other	(0.2)	0.1	(0.1)	(0.1)	—	0.1	(0.2)
Total Adjusted EBITDA (b)	$78.8	$28.6	$23.9	$38.1	$7.9	$(14.1)	$163.2
Three months ended September 30, 2007
Income (loss) from continuing operations before taxes and minority interest	$34.9	$15.7	$3.4	$11.4	$3.0	$(30.3)	$38.1
Interest expense (a)	11.5	6.9	8.0	8.6	2.3	19.7	57.0
Interest income	(1.2)	(0.1)	0.1	(0.1)	(0.3)	(0.1)	(1.7)
Depreciation and amortization	13.5	14.4	10.2	10.1	2.9	1.5	52.6
Restructuring charges, net	1.4	0.7	—	0.7	—	0.1	2.9
Systems/organization establishment expenses	—	0.4	—	0.3	(0.1)	—	0.6
Cancelled acquisition and disposal costs	(0.1)	—	0.4	—	—	1.7	2.0
Inventory write-up charges	0.1	2.6	—	—	—	—	2.7
(Gain) loss on sale of assets and other	(0.4)	0.2	0.1	—	—	—	(0.1)
Foreign exchange gain, net	(0.6)	(0.2)	(0.4)	(0.3)	—	(6.3)	(7.8)
Other	(0.9)	0.2	—	—	—	(0.1)	(0.8)
Total Adjusted EBITDA (b)	$58.2	$40.8	$21.8	$30.7	$7.8	$(13.8)	$145.5
Nine months ended September 30, 2008
Income (loss) from continuing operations before taxes and minority interest	$148.7	$13.1	$(9.0)	$59.2	$10.8	$(73.1)	$149.7
Interest expense (a)	41.0	22.6	26.6	26.4	6.9	16.2	139.7
Interest income	(0.9)	1.1	(0.1)	(0.1)	(0.4)	(3.8)	(4.2)
Depreciation and amortization	51.0	50.9	39.3	35.6	8.3	5.5	190.6
Restructuring charges, net	0.8	3.2	—	0.9	0.4	0.4	5.7
Systems/organization establishment expenses	1.4	3.6	0.7	0.3	0.3	0.8	7.1
Cancelled acquisition and disposal costs	—	0.1	—	—	0.4	0.4	0.9
Inventory write-up charges	0.6	1.5	2.1	—	—	—	4.2
(Gain) loss on sale of assets and other	(0.5)	—	0.8	0.2	—	(2.3)	(1.8)
Acquired in-process research and development	—	2.8	—	—	—	—	2.8
Foreign exchange loss (gain), net	—	0.1	(0.1)	(0.9)	—	13.1	12.2
Other	(0.7)	0.5	(0.1)	(0.1)	—	1.0	0.6
Total Adjusted EBITDA (b)	$241.4	$99.5	$60.2	$121.5	$26.7	$(41.8)	$507.5
Nine months ended September 30, 2007
Income (loss) from continuing operations before taxes and minority interest	$125.6	$61.5	$6.3	$35.3	$9.0	$(107.9)	$129.8
Interest expense (a)	30.5	11.7	23.9	25.2	7.0	60.3	158.6
Interest income	(2.9)	(0.6)	—	(0.1)	(0.5)	(6.0)	(10.1)
Depreciation and amortization	39.9	40.4	29.9	29.8	8.4	4.2	152.6
Restructuring charges, net	1.9	1.0	—	1.4	—	4.6	8.9
Systems/organization establishment expenses	(0.4)	0.9	—	0.9	0.4	—	1.8
Cancelled acquisition and disposal costs	—	—	1.1	—	—	1.7	2.8
Inventory write-up charges	0.1	2.6	—	0.1	—	—	2.8
Loss on early extinguishment of debt	—	1.4	—	—	1.1	16.1	18.6
Refinancing expenses	—	—	—	—	—	0.9	0.9
(Gain) loss on sale of assets and other	(0.4)	0.3	0.1	—	—	(5.3)	(5.3)
Foreign exchange gain, net	(0.3)	(0.2)	(0.4)	(0.4)	—	(10.0)	(11.3)
Other	(1.2)	0.5	—	—	—	(0.1)	(0.8)
Total Adjusted EBITDA (b)	$192.8	$119.5	$60.9	$92.2	$25.4	$(41.5)	$449.3

(a)               Includes losses of $10.0 million and $13.4 million for the three months ended September 30, 2008 and 2007, respectively, and losses of $6.8 million and $15.4 million for the nine months ended September 30, 2008 and 2007, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)              This amount does not include $2.7 million and $5.1 million of Adjusted EBITDA for the three and nine months ended September 30, 2008, respectively, and $2.2 million and $5.9 million of Adjusted EBITDA for the three and nine months ended

September 30, 2007, respectively, from the pool and spa chemicals business sold in October 2008. In addition, this amount does not include $9.6 million and $27.3 million of Adjusted EBITDA for the three and nine months ended September 30, 2007, respectively, from the Electronics business sold on December 31, 2007 and $1.8 million of Adjusted EBITDA for the nine months ended September 30, 2007 from the former Groupe Novasep segment sold on January 9, 2007.

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

Items excluded from Adjusted EBITDA

Certain items are added to or subtracted from income (loss) from continuing operations before taxes and minority interest to derive Adjusted EBITDA, as defined below. These items include the following:

•                  Restructuring and related charges:  Restructuring charges of $3.4 million and $2.9 million were recorded in the three months ended September 30, 2008 and 2007, respectively, and $5.7 million and $8.9 million were recorded in the nine months ended September 30, 2008 and 2007, respectively, for miscellaneous restructuring activities, including headcount reductions and facility closures (see Note 12, “Restructuring Liability,” for further details).

•                  Systems/organization establishment expenses:  For the three and nine months ended September 30, 2008, expenses of $3.7 million and $7.1 million, respectively, were recorded related to the integration of businesses acquired, primarily related to the acquisition of the Elementis plc business in the Performance Additives segment in August 2007 and the completion of the Titanium Dioxide Pigments venture on September 1, 2008. For the three and nine months ended September 30, 2007, expenses of $0.6 million and $1.8 million, respectively, were recorded related to the integration of businesses acquired.

•                  Cancelled acquisition and disposal costs:  Costs of $0.2 million and $2.0 million were recorded for the three months ended September 30, 2008 and 2007, respectively, and costs of $0.9 million and $2.8 million were recorded for the nine months ended September 30, 2008 and 2007, respectively, in connection with non-consummated acquisitions and dispositions. Approximately $1.6 million of costs were incurred in 2007 related to the expected sale of the electronics business.

•                  Inventory write-up charges:  Under SFAS 141, Business Combinations, all inventories acquired in an acquisition must be revalued to “fair value.” In connection with acquisitions, the Company allocates a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisitions. This resulted in a reduction of gross profit of $3.7 million and $4.2 million for the three and nine months ended September 30, 2008, respectively, primarily related to the acquisition of Holliday Pigments in August 2008 in the Performance Additives segment and the completion of the Titanium Dioxide Pigments venture, and $2.7 million and $2.8 million for the three and nine months ended September 30, 2007, respectively, primarily related to the acquisition of the Elementis plc businesses in the third quarter of 2007.

•                  Acquired in-process research and development: Under SFAS 141, Business Combinations, acquired in-process research and development costs are charged to expense as of the acquisition date. For the three and nine months ended September 30, 2008, the Company expensed $2.8 million related to the acquisition of Holliday Pigments in August 2008 in the Performance Additives segment.

•                  Loss on early extinguishment of debt:  In the second quarter of 2007, the Company paid a redemption premium of $14.5 million and wrote off $4.1 million of deferred financing costs associated with the redemption of the 2011 Notes on May 15, 2007.

•                  Refinancing expenses:  In March 2007, the Company expensed $0.9 million related to the fourth amendment of the senior secured credit agreement to refinance all outstanding borrowings under the tranche F term loans with new tranche G term loans.

•                  (Gain) loss on sale of assets and other:  The Company recorded a gain on the sale of assets and other of $2.7 million for the three months ended September 30, 2008 primarily related to the sale of land that was acquired as part of the acquisition of Dynamit Nobel in 2004. For the nine months ended September 30, 2008, a gain of $1.8 million was recorded related to the sale of land discussed above, partially offset by the liquidation of a joint venture in the Titanium Dioxide Pigments segment. The Company recorded a gain of $5.3 million for the nine months ended September 30, 2007 primarily related to the sale of the U.S. wafer reclaim business.

•                  Foreign exchange (gain) loss, net:  For the three and nine months ended September 30, 2008, the Company recorded losses of $26.5 million and $12.2 million, respectively, due to the impact of a weaker euro related to non-operating euro-denominated transactions and intercompany financing arrangements. For the three and nine months ended September 30, 2007, gains of $7.8 million and $11.3 million, respectively, were recorded due to the impact of the stronger euro related to non-operating euro-denominated transactions and intercompany financing arrangements.

4.             ACQUISITIONS:

Pursuant to the Company’s business strategy of achieving profitable growth through selective acquisitions, the Company has acquired several businesses in recent years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, any goodwill resulting from acquisitions is tested for impairment at least annually.

On August 31, 2007, the Company completed the acquisition of the global color pigments business of Elementis plc for a purchase price of approximately $140.0 million. This acquisition includes facilities in North America, Europe and China and is included in the Color Pigments and Services business, which is part of the Performance Additives segment. The allocation of the purchase price to the identifiable assets acquired and the liabilities assumed is complete.

On August 11, 2008, the Company completed the acquisition of Holliday Pigments, the leading global manufacturer of technical grade ultramarine blue and manganese violet pigments, from Yule Catto & Co. plc for a purchase price of approximately €46.0 million ($68.6 million using an August 11, 2008 exchange rate of $1.4909). Holliday Pigments manufactures inorganic ultramarine pigments for a wide range of applications, including plastics, cosmetics, coatings and inks. Holliday Pigments was incorporated into the Color Pigments and Services business, which is part of the Performance Additives segment. The allocation of the purchase price to the identifiable assets acquired is preliminary and is subject to change, with estimated completion during the first half of 2009.

On September 1, 2008, the Company completed the formation of a venture with Kemira that focuses on specialty titanium dioxide pigments. The venture combines the Company’s titanium dioxide pigments and functional additives businesses, which are part of the Titanium Dioxide Pigments segment, including its production facility in Duisburg, Germany, and Kemira’s titanium dioxide business, including Kemira’s titanium dioxide plant in Pori, Finland.  The Company has consolidated this venture and has reported Kemira’s interest as minority interest in the condensed consolidated financial statements. The Company owns 61% of the venture with Kemira owning the remaining portion.  The venture’s acquisition of the shares of the Rockwood and Kemira entities was facilitated by the borrowings under a term loan of €250.0 million on September 3, 2008 ($362.5 million using a September 3, 2008 exchange rate of 1.4498).  The venture made a payment of €97.5 million ($141.4 million using a September 3, 2008 exchange rate) to the venture’s minority shareholder. In addition, the venture obtained a €30.0 million ($42.3 million) revolving credit facility to finance its operations and the venture has assumed debt of €25.2 million ($35.5 million) from Kemira, primarily due to a defined benefit pension plan. The Company estimates that the potential exposure range for assumed environmental liabilities is from $14.1 million to $25.3 million. At September 30, 2008, $14.1 million of related reserves are recorded. The purchase accounting allocation is preliminary and is subject to change, with estimated completion during 2009.

On September 4, 2008, the Company completed the acquisition of Nalco Holdings, Inc.’s (“Nalco”) Finishing Technologies business for a purchase price of approximately $75.0 million. Nalco’s Finishing Technologies business provides chemicals and services for pre-treating of metal and is part of the Surface Treatment business within the Specialty Chemicals segment. The allocation of the purchase price to the identifiable assets acquired is preliminary and is subject to change, with estimated completion during the first half of 2009.

In addition to the acquisitions described above, the Company has completed other smaller acquisitions in 2007 and in the first nine months of 2008. Depending on the timing and complexity involved, the purchase price allocation to the net assets acquired for certain acquisitions completed within the last year was preliminary as of September 30, 2008.

The above acquisitions were not material on an individual basis, or in the aggregate.

5.             INVENTORIES:

Inventories are comprised of the following:

	September 30,	December 31,
($ in millions)	2008 (a)	2007
Raw materials	$211.7	$184.6
Work-in-process	73.0	60.7
Finished goods	336.9	275.5
Packaging materials	7.8	6.1
Total	$629.4	$526.9

(a)               The increase from December 31, 2007 is primarily related to the Titanium Dioxide Pigment venture and other acquisitions, net of the impact of currency changes.

6.             GOODWILL:

Below are goodwill balances and activity by segment:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	Total
Balance, December 31, 2007	$684.1	$493.9	$172.3	$258.5	$121.2	$1,730.0
Post closing purchase price consideration (a)	(18.2)	—	(6.0)	(4.9)	—	(29.1)
Acquisitions (b)	11.0	31.1	53.8	—	—	95.9
Foreign exchange and other (c)	(21.2)	(17.4)	(6.3)	(8.5)	(6.5)	(59.9)
Balance, September 30, 2008	$655.7	$507.6	$213.8	$245.1	$114.7	$1,736.9

(a)               In March 2008, the Company entered into an agreement with GEA Group and GEA North America to settle all existing and future environmental claims in consideration of payment to the Company of €18.8 million ($29.1 million) which was received on March 28, 2008. This payment was considered an adjustment to the purchase price per the claims settlement agreement between the Company and GEA Group and its subsidiary. As a result, the Company has reported this as an adjustment to the purchase price with a credit to goodwill in the first quarter of 2008. See Note 14, “Commitments and Contingencies,” for further details.

(b)              Primarily related to goodwill from the Titanium Dioxide Pigments venture, the Holliday Pigments acquisition in the Performance Additives segment and the acquisition of Nalco’s Finishing Technologies business in the Specialty Chemicals segment.

(c)               Consists primarily of foreign currency changes.

7.             OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of September 30, 2008			As of December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount (a)	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$408.6	$(136.0)	$272.6	$395.6	$(116.7)	$278.9
Trade names and trademarks	139.7	(25.9)	113.8	146.6	(23.0)	123.6
Customer relationships	331.8	(72.6)	259.2	273.0	(57.3)	215.7
Supply agreements	59.7	(5.2)	54.5	29.6	(2.9)	26.7
Other	58.3	(33.3)	25.0	57.7	(26.7)	31.0
Total	$998.1	$(273.0)	$725.1	$902.5	$(226.6)	$675.9

(a)     The increase from December 31, 2007 is primarily related to the impact of acquisitions, net of the impact of currency changes.

Amortization of other intangible assets was $20.2 million and $16.5 million for the three months ended September 30, 2008 and 2007, respectively and $58.8 million and $47.8 million for the nine months ended September 30, 2008 and 2007, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Amortization
($ in millions)	Expense
Year ended
2008	$79.1
2009	73.7
2010	71.2
2011	67.8
2012	66.4

8.             LONG-TERM DEBT

Long-term debt and loans payable are summarized as follows:

	September 30,	December 31,
($, € and £ in millions)	2008	2007
Senior secured credit facilities:
Tranche A-1 term loans (€22.8 and €29.3, respectively)	$32.2	$42.8
Tranche A-2 term loans (€99.4 and €127.8, respectively)	140.1	186.5
Tranche E term loans	1,104.9	1,116.4
Tranche G term loans (€265.2 and €267.9, respectively)	373.7	390.9
2014 Notes (€375.0 and $200.0 as of September 30, 2008 and December 31, 2007)	728.5	747.1
Titanium Dioxide Pigments venture term loans (€250.0 as of September 30, 2008)	352.3	—
Capitalized lease obligations (€32.4 and €34.1, respectively)	45.7	49.7
Other loans	56.5	24.2
Preferred stock of subsidiary (£12.0 as of December 31, 2007)	—	23.8
	2,833.9	2,581.4
Less current maturities	(81.4)	(107.4)
	$2,752.5	$2,474.0

The Titanium Dioxide Pigments venture entered into a facility agreement that provides for a term loan facility in an aggregate amount of €250.0 million and a revolving credit facility in an aggregate amount of €30.0 million ($42.3 million), both maturing on June 17, 2013. On September 3, 2008, the venture borrowed €250.0 million ($352.3 million) under the term loan facility. As of September 30, 2008, there were no outstanding borrowings under this revolving credit facility. The interest rate on the loans is EURIBOR (or LIBOR if the currency is not EURO) plus 3%, subject to a step down determined by reference to a leverage ratio test. The term loan shall be repaid in installments over a five-year period from the date of the facility agreement, with payments commencing twelve months from such date; both loans may be repaid in advance without penalty. In addition, the Titanium Dioxide Pigments venture has assumed debt of €25.2 million ($35.5 million) from Kemira at interest rates ranging from 3.75% to 5.00%.

9.             INCOME TAXES:

Income tax expense has been computed based on the projected effective tax rate for the year. The effective tax rate for the nine months ended September 30, 2008 and 2007 was 33.8% and 43.8%, respectively. The effective tax rate is lower in 2008 compared to 2007 primarily as a result of lower statutory rates in various European countries, geographic mix, the 2008 allocation of tax benefits to continuing operations primarily related to other comprehensive income, partially offset by increased domestic losses which are not tax effected as a result of a full valuation allowance for federal and certain state taxes. The difference between the effective tax rate and the U.S. federal statutory rate of 35.0% is primarily a function of favorable foreign rate differentials, the impact of the valuation allowance on domestic losses and the allocation of benefits to continuing operations.

In the nine months ended September 30, 2008, the Company decreased its worldwide valuation allowances by $4.0 million. The decrease in the valuation allowance was primarily due to a reduction of domestic losses in other comprehensive income, the offset of net operating losses against uncertain tax benefit liabilities, reduced by an increase in deferred tax assets generally associated with the Company’s domestic earnings. The change in the valuation allowance for the nine months ended September 30, 2008 increased the tax provision by $16.3 million. The following table reflects the activity in the valuation allowance for worldwide net operating losses and other deferred income tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2007	$91.8
Increase as reflected in income tax expense	16.3
Decrease as reflected in other comprehensive income (a)	(16.1)
Decrease due to the offset of net operating losses against uncertain tax position liabilities	(4.2)
Balance as of September 30, 2008	$87.8

(a)                Primarily related to net investment hedges, as well as the mark-to-market of the Company’s Euro-denominated debt.

In the nine months ended September 30, 2008, based on the Company’s policy and review of available information, including the Company’s steady-state analysis, it was determined that there was not sufficient positive evidence of future taxable income to release the U.S. Federal valuation allowance that has been recorded. During the nine months ended September 30, 2008, the Company’s net U.S. Federal deferred tax assets and liabilities were maintained at a zero level, other than a noncurrent deferred tax liability relating to goodwill with an indefinite reversal period and a noncurrent deferred tax asset relating to a Federal AMT Credit. It is the Company’s policy that the valuation allowance is reversed in the year management determines it is more likely than not that the deferred tax assets will be realized.

In the second quarter of 2008, the Company determined that it was necessary to establish a valuation allowance for certain state deferred tax assets. This resulted in a $0.4 million increase in the tax provision related to the beginning of period deferred tax balance.

Unrecognized tax benefits at September 30, 2008 were $26.1 million. This includes $23.4 million of tax benefits that, if recognized, would affect the effective tax rate, $2.3 million of tax benefits that if recognized, would result in a decrease to goodwill recorded in purchase business combinations and $0.4 million of tax benefits that, if recognized, would result in an adjustment to other tax accounts.

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company had accrued $4.3 million for interest and penalties at December 31, 2007. During the nine months ended September 30, 2008, the accrual for interest and penalties was increased by $2.3 million to $6.6 million.

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

The compensation cost for stock options, restricted stock units and Holdings’ Board of Director stock grants recorded under the Plan resulted in a decrease to income from continuing operations before taxes and minority interest of $2.2 million and $1.5 million for the three months ended September 30, 2008 and 2007, respectively, and $6.3 million and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively. The total tax benefit recognized related to stock options was $0.3 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively, and $0.7 million and $0.3 million for the nine months ended September 30, 2008 and 2007, respectively.

11.          EMPLOYEE BENEFIT PLANS:

The following table represents the net periodic benefit costs and related components in accordance with SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R):

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2008	2007	2008	2007
Service cost	$2.0	$1.9	$5.7	$5.7
Interest cost	7.7	5.8	22.0	17.3
Expected return on assets	(3.4)	(2.1)	(8.9)	(6.3)
Net amortization of actuarial losses (gains)	—	0.1	(0.1)	0.3
Total pension cost	$6.3	$5.7	$18.7	$17.0

As part of the Titanium Dioxide Pigments venture, the Company assumed responsibility for two defined benefit plans. Summary information as of the formation of the venture (September 1, 2008) is as follows:

($ in millions)
Fair value of plan assets at end of year	$169.5
Benefit obligation at end of year	158.5
Funded status	$11.0

Discount rate assumption	5.75%
Expected return on plan assets	5.00%

12.          RESTRUCTURING LIABILITY:

The Company recorded restructuring charges of $3.4 million and $2.9 million for the three months ended September 30, 2008 and 2007, respectively and $5.7 million and $8.9 million for the nine months ended September 30, 2008 and 2007, respectively. The Company records restructuring liabilities that represent charges incurred in connection with consolidations and cessations of certain of its operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of write-offs of assets and severance costs. Severance charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

During the nine months ended September 30, 2008, the Company expensed $5.7 million of restructuring charges. In the Color Pigments and Services business, a restructuring plan was implemented in connection with the integration of the business acquired from Elementis plc which includes the reorganization and relocation of its North American Finance and IT services and the closure of three manufacturing facilities by the end of 2008. The Company recorded $2.3 million of severance costs and $0.5 million of asset write-offs related to this restructuring plan. In the Timber Treatment Chemicals business, $0.4 million was recorded for miscellaneous headcount reductions. In the Advanced Ceramics, Specialty Chemicals and Specialty Compounds segments, $0.9 million, $0.8 million and $0.4 million, respectively, were recorded for miscellaneous headcount reductions. In the Corporate and other segment, facility closure costs of $0.4 million were recorded related to the restructuring of the wafer reclaim business.

During the nine months ended September 30, 2007, the Company expensed $8.9 million of restructuring charges. In the Corporate and other segment, facility closure and severance costs of $4.6 million were recorded primarily related to the restructuring of the wafer reclaim business. In addition, $1.9 million was recorded in the Specialty Chemicals segment and $1.4 million was recorded in the Advanced Ceramics segment for miscellaneous headcount reductions. In the Performance Additives segment, $1.0 million was recorded for miscellaneous headcount reductions and facility closures.

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

In 2004, the Company recorded restructuring charges to involuntarily terminate or relocate certain employees and/or exit certain activities as a result of the Dynamit Nobel Acquisition. As a result, the Company closed the former corporate office of Dynamit Nobel and recorded charges related to this closure including severance costs for personnel, the closure costs on the building and the relocation costs of the remaining employees who were relocated to the Company’s new location. Also, as part of the acquisition of the Pigments and Dispersions business of Johnson Matthey, the Company enacted a restructuring program and eliminated certain positions.

Selected information for the 2008 restructuring actions follows:

		Facility	Relocation	Write-
($ in millions)	Severance	Closure	Costs	Downs	Total
2008
Liability balance, December 31, 2007	$—	$—	$—	$—	$—
Acquisitions	1.4	—	—	—	1.4
Restructuring charge in 2008	4.6	0.3	0.1	0.5	5.5
Utilized in 2008	(3.7)	(0.2)	(0.1)	(0.5)	(4.5)
Foreign exchange and other	(0.1)	—	—	—	(0.1)
Liability balance, September 30, 2008	$2.2	$0.1	$—	$—	$2.3

These actions are expected to be completed during 2008 and 2009.

Selected information for the 2007 restructuring actions follows:

		Facility
($ in millions)	Severance	Closure	Relocation	Total
2007
Liability balance, December 31, 2007	$6.1	$0.3	$0.3	$6.7
Utilized in 2008	(1.8)	(0.8)	—	(2.6)
Foreign exchange and other	(1.9)	2.9	(0.3)	0.7
Liability balance, September 30, 2008	$2.4	$2.4	$—	$4.8

These actions are expected to be completed during 2008 and 2009.

Selected information for the 2006 restructuring actions follows:

		Facility
($ in millions)	Severance	Closure	Relocation	Total
2006
Liability balance, December 31, 2007	$1.3	$4.1	$0.1	$5.5
Restructuring charge in 2008	—	0.3	—	0.3
Utilized in 2008	(1.6)	(1.3)	—	(2.9)
Foreign exchange and other	0.3	(0.6)	—	(0.3)
Liability balance, September 30, 2008	$—	$2.5	$0.1	$2.6

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

Selected information for the 2005 restructuring actions follows:

		Facility
($ in millions)	Severance	Closure	Total
2005
Liability balance, December 31, 2007	$0.2	$0.2	$0.4
Foreign exchange and other	(0.2)	—	(0.2)
Liability balance, September 30, 2008	$—	$0.2	$0.2

These actions are expected to be completed in 2008.

Selected information for the 2004 restructuring actions follows:

		Facility
($ in millions)	Severance	Closure	Relocation	Total
2004
Liability balance, December 31, 2007	$0.8	$0.2	$0.4	$1.4
Restructuring charge in 2008	(0.1)	—	—	(0.1)
Utilized in 2008	(0.1)	(0.1)	—	(0.2)
Foreign exchange and other	(0.1)	—	(0.4)	(0.5)
Liability balance, September 30, 2008	$0.5	$0.1	$—	$0.6

These actions are expected to be substantially completed by the end of 2008.

Restructuring reserves by segment are as follows:

	September 30,	December 31,
($ in millions)	2008	2007
Specialty Chemicals	$1.7	$3.4
Performance Additives	3.8	4.6
Titanium Dioxide Pigments	1.4	—
Advanced Ceramics	0.4	0.8
Specialty Compounds	0.5	2.4
Corporate and other	2.7	2.8
	$10.5	$14.0

13.          FAIR VALUE MEASUREMENTS:

As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” SFAS No. 157, Fair Value Measurements, was issued in September 2006. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. This statement does not require any new fair value measurements, but requires disclosure of how the fair values of any assets and liabilities that are measured at fair value on a recurring basis are determined. Certain provisions of this standard were effective for the Company as of January 1, 2008 and are disclosed below. However, the FASB has deferred the implementation of SFAS No. 157 by one year for non-financial assets and liabilities. Under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company has elected not to measure any instruments at fair value under SFAS No. 159.

As of September 30, 2008, the only assets and liabilities that the Company currently measures at fair value on a recurring basis are derivatives and marketable securities. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Level 3 – Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any financial assets or liabilities that are classified as Level 3 inputs as of September 30, 2008.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of September 30, 2008:

	As of	Fair Value Measurements
	September 30, 2008	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$322.2	$322.2	$—	$—
Interest rate swaps (b)	1.9	—	1.9	—
Total assets at fair value	$324.1	$322.2	$1.9	$—

Liabilities
Interest rate swaps (b)	$23.2	$—	$23.2	$—
Cross-currency interest rate swaps (c)	5.3	—	5.3	—
Cross-currency interest rate swaps - net investment hedge (d)	19.4	—	19.4	—
Raw material purchase hedge (e)	0.4	—	0.4	—
Total liabilities at fair value	$48.3	$—	$48.3	$—

(a)                  These primarily represent money market funds with an original maturity of three months or less.

(b)                 The Company has historically entered into interest rate swaps to manage its exposure to changes in interest rates related to variable rate debt. As of September 30, 2008, these contracts cover notional amounts of $610.0 million (at interest rates ranging from 4.864% to 5.038%) and €288.0 million (at an interest rate of 4.416%). These derivative contracts effectively convert the senior secured credit obligations to fixed rate obligations. These hedges will mature between November 2009 and July 2012. The Company has elected not to apply hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in the Condensed Consolidated Statements of Operations.

(c)                  The Company entered into cross-currency interest rate swaps with current notional amounts of $19.3 million and €17.0 million that effectively convert U.S. dollar borrowings into euro-based obligations at an effective interest rate of EURIBOR plus 4%. These contracts have final maturity dates of July 2010. The Company has elected not to apply hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in the Condensed Consolidated Statements of Operations.

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

Counter-party risk

The Company manages counter-party risk by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments to the fair value of its derivative assets and liabilities as of September 30, 2008 based on market participant assumptions. In addition, based on the credit evaluation of each institution comprising our derivative assets as of September 30, 2008, the Company has determined the carrying values of these assets as of September 30, 2008 to be fully realizable.

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

In April 2005, Hospira Incorporated filed suit in Mecklenburg County, North Carolina Superior Court against one of the Company’s wholly-owned subsidiaries in its Specialty Compounds segment alleging claims for negligence, negligent misrepresentation, estoppel, fraud, third party beneficiary breach of contract and unfair trade practices as a result of the subsidiary providing PVC compound to its customer. Hospira is seeking damages of approximately $16.0 million for costs allegedly related to its recall and destruction of intravenous administration kits that incorporated components made with this compound, and further seeks treble damages of approximately $48.0 million, plus attorneys’ fees and interest, under the North Carolina unfair trade practice statute. The Court dismissed Hospira’s negligence and estoppel claims, but initially denied the subsidiary’s motion to dismiss the other claims. Following discovery, the Company’s subsidiary filed a motion for summary judgment to dismiss the remaining claims and, on November 9, 2007, the trial court granted the Company’s motion for summary judgment and dismissed all of the plaintiff’s claims. The appellate court heard oral arguments in October 2008. The Company cannot predict how this decision will impact the ultimate resolution of the case; however, the Company will continue to vigorously defend this matter. While the Company believes its subsidiary has meritorious defenses against Hospira’s claims and does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation and resolution of this claim may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

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

Reserves in connection with product liability matters do not individually exceed $3.0 million and in the aggregate $8.0 million as of September 30, 2008. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

Indemnity Matters— The Company may be indemnified by third parties in connection with certain matters related to acquired businesses.  For example, under the terms of the sale and purchase agreement, mg technologies ag (now known as GEA Group Aktiengesellschaft (“GEA Group”)) and its subsidiary MG North America Holdings, Inc. (now known as GEA North America Inc. (“GEA North America”)), were obligated to indemnify the Company for certain legal, tax and environmental liabilities and obligations that relate to the period prior to the closing, subject to certain limits and exclusions. Pursuant to these agreements, the Company has various claims for indemnification with GEA Group. However, in March 2008, the Company entered into an agreement with GEA Group and GEA North America to settle all existing and future environmental indemnities under the sale and purchase agreement relating to the Dynamit Nobel Acquisition in consideration of payment to the Company of €18.8 million ($29.1 million), which was received on March 28, 2008. Although the Company has no reason to believe that the financial condition of those parties who may have indemnification obligations to the Company is other than sound, in the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that any party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce its rights under the indemnities. In cases where the Company’s indemnification claims to such third parties are uncontested, the Company expects to realize recoveries within the short term.

In addition, the Company may be subject to indemnity claims relating to properties or businesses it divested. The Company is required to indemnify the buyer of its former Electronics business, Groupe Novasep segment and pool and spa chemicals business. For example, the Company is required to indemnify the buyer of its Electronics business for certain known and unknown environmental actions which may arise in the future that relate to the period prior to the closing. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows, but may have a material adverse effect on the Company’s results of operations or cash flow in any quarterly or annual reporting period.

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

Regulatory Developments

On June 1, 2007, the Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation became effective in the EU. REACH requires manufacturers and importers of certain chemicals to register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. Covered substances must be pre-registered by December 31, 2008. Currently, REACH is expected to be implemented in three phases over the next eleven years based on known product hazards and/or volume of product in commerce. Under REACH, where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. As a specialty chemicals company, it is possible that the Company is the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of the Company’s products. The Company estimates it has approximately 350 products that might be subject to REACH. The Company is taking steps to comply with REACH and is evaluating the potential costs of compliance. The Company does not believe these costs will have a material impact on its results of operations, financial position or liquidity. In addition, it is possible that REACH may affect raw material supply, customer demand for certain products and the Company’s decision to continue to manufacture and sell certain products.

In addition, the Company is subject to the Homeland Security Agency’s regulations, which address chemical plant safety, the Kyoto Protocol, which relates to the emission of greenhouse gasses and the European Union Integrated Pollution Prevention and Control Directive, which relates to environmental permitting programs for individual facilities.  The Company does not believe, based upon currently available information, that these regulations will have a material adverse impact on its results of operations, financial position or liquidity.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination for which we have reserved for at September 30, 2008:

Country	Location	(a)	(b)	(c)	(d)	(e)
Brazil	Diadema			X
China	Shenzhen			X
Finland	Kipsikorski				X
	Pori				X
Germany	Duisburg	X			X
	Hainhausen	X
	Ibbenburen				X
	Marktredwitz		X
	Plochingen		X
	Stadeln	X
	Troisdorf	X		X
Italy	Turin			X
The Netherlands	Oss	X
United Kingdom	Barrow-in Furness	X
	Birtley			X
	Kidsgrove			X
United States	Beltsville, MD	X		X
	East St. Louis, IL			X
	Easton, PA	X
	Gonzales, TX				X
	Harrisburg, NC	X		X
	La Mirada, CA			X
	Laurens, SC		X
	Middletown, NY (formerly owned)			X		X
	New Johnsonville, TN		X
	Silver Peak, NV	X			X
	Sunbright, VA (facility closed)	X				X
	Valdosta, GA	X

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

The Company is also responsible for environmental matters at some of its former off-site disposal locations owned by third parties. These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at the following Superfund locations: Casmalia, CA; Laurel, MD; Niagara Falls, NY; South Gate, CA; and Whittier, CA and has reserves for these matters totaling $0.2 million at September 30, 2008. In addition, the German environmental authorities recently notified the Company, along with a few other potentially responsible parties, of a potential remediation at a former site in Liebenau, Germany. The Company is currently in the process of gathering additional information regarding the site and cannot predict the potential scope of any such remediation. Based upon currently available information, the Company does not believe this matter will have a material effect on its results of operations.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid directly by its insurers and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $57.4 million and $40.7 million for known environmental liabilities as of September 30, 2008 and December 31, 2007, respectively, all of which were classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.  The increase in the environmental reserve is primarily due to environmental liabilities assumed from the Titanium Dioxide Pigments venture that was completed in September 2008.  The environmental liabilities assumed are subject to change upon the finalization of purchase accounting. Included in the $57.4 million as of September 30, 2008 is $21.4 million that is discounted using discount rates ranging from 5.0% to 7.5%, with the undiscounted amount of these reserves equaling $30.7 million. Included in the $40.7 million as of December 31, 2007 is $15.8 million that is discounted using discount rates ranging from 5.0% to 7.0%, with the undiscounted amount of these reserves equaling $22.5 million. In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years. The Company estimates that the potential range for such environmental matters as of September 30, 2008 is from $57.4 million to $96.4 million. For the nine months ended September 30, 2008, the Company recorded charges of $2.5 million to increase its environmental liabilities and made payments of $1.8 million for clean-up and remediation costs, which reduced its environmental liabilities. For the nine months ended September 30, 2008, the recurring cost of managing hazardous substances for ongoing operations is $38.4 million. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range identified above.

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$204.0	$676.8	$880.8
Cost of products sold	—	152.6	470.7	623.3
Gross profit	—	51.4	206.1	257.5
Selling, general and administrative expenses	—	40.0	130.3	170.3
Restructuring charges, net	—	0.2	3.2	3.4
Loss (gain) on sale of assets and other	—	0.1	(2.8)	(2.7)
Operating income	—	11.1	75.4	86.5
Other income (expenses):
Intergroup interest, net	28.3	(10.3)	(18.0)	—
Interest expense	(49.0)	(0.3)	(7.0)	(56.3)
Interest income	4.2	(2.9)	(0.7)	0.6
Intergroup other, net	0.9	2.7	(3.6)	—
Foreign exchange (loss) gain, net	(28.4)	0.1	1.8	(26.5)
Other, net	—	0.2	—	0.2
Other expenses, net	(44.0)	(10.5)	(27.5)	(82.0)
(Loss) income from continuing operations before taxes and minority interest	(44.0)	0.6	47.9	4.5
Income tax (benefit) provision	(8.7)	1.8	17.2	10.3
(Loss) income from continuing operations before minority interest	(35.3)	(1.2)	30.7	(5.8)
Minority interest in continuing operations, net of tax	—	—	1.0	1.0
Net (loss) income from continuing operations	(35.3)	(1.2)	31.7	(4.8)
Income from discontinued operations, net of tax	—	1.5	—	1.5
Net (loss) income	$(35.3)	$0.3	$31.7	$(3.3)

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$594.2	$2,053.6	$2,647.8
Cost of products sold	—	440.0	1,394.5	1,834.5
Gross profit	—	154.2	659.1	813.3
Selling, general and administrative expenses	0.1	120.2	392.4	512.7
Restructuring charges, net	—	0.7	5.0	5.7
Loss (gain) on sale of assets and other	—	0.1	(1.9)	(1.8)
Operating (loss) income	(0.1)	33.2	263.6	296.7
Other income (expenses):
Intergroup interest, net	84.3	(29.2)	(55.1)	—
Interest expense	(115.7)	(1.2)	(22.8)	(139.7)
Interest income	8.2	(3.0)	(1.0)	4.2
Intergroup other, net	0.9	6.8	(7.7)	—
Foreign exchange loss, net	(9.0)	(0.2)	(3.0)	(12.2)
Other, net	(0.4)	0.6	0.5	0.7
Other expenses, net	(31.7)	(26.2)	(89.1)	(147.0)
(Loss) income from continuing operations before taxes and minority interest	(31.8)	7.0	174.5	149.7
Income tax (benefit) provision	(7.8)	6.4	52.0	50.6
(Loss) income from continuing operations before minority interest	(24.0)	0.6	122.5	99.1
Minority interest in continuing operations, net of tax	—	—	0.4	0.4
Net (loss) income from continuing operations	(24.0)	0.6	122.9	99.5
Income from discontinued operations, net of tax	—	2.9	—	2.9
Net (loss) income	$(24.0)	$3.5	$122.9	$102.4

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$175.2	$587.9	$763.1
Cost of products sold	—	126.7	399.1	525.8
Gross profit	—	48.5	188.8	237.3
Selling, general and administrative expenses	—	37.6	111.2	148.8
Restructuring charges, net	—	1.4	1.5	2.9
Loss (gain) on sale of assets and other	—	0.1	(0.2)	(0.1)
Operating income	—	9.4	76.3	85.7
Other income (expenses):
Intergroup interest, net	23.8	(9.5)	(14.3)	—
Interest expense	(48.9)	(0.3)	(7.8)	(57.0)
Interest income	2.3	0.2	(0.8)	1.7
Intergroup other, net	2.0	1.9	(3.9)	—
Foreign exchange gain (loss), net	11.8	(0.3)	(3.7)	7.8
Other, net	—	—	(0.1)	(0.1)
Other expenses, net	(9.0)	(8.0)	(30.6)	(47.6)
(Loss) income from continuing operations before taxes and minority interest	(9.0)	1.4	45.7	38.1
Income tax provision (benefit)	2.8	(1.1)	14.4	16.1
(Loss) income from continuing operations before minority interest	(11.8)	2.5	31.3	22.0
Minority interest in continuing operations, net of tax	—	—	(2.8)	(2.8)
Net (loss) income from continuing operations	(11.8)	2.5	28.5	19.2
Income from discontinued operations, net of tax	—	3.1	2.4	5.5
(Loss) gain on sale of discontinued operations, net of tax	—	(0.5)	0.5	—
Net (loss) income	$(11.8)	$5.1	$31.4	$24.7

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007

(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net sales	$—	$510.3	$1,770.8	$2,281.1
Cost of products sold	—	364.1	1,185.1	1,549.2
Gross profit	—	146.2	585.7	731.9
Selling, general and administrative expenses	0.1	108.1	333.5	441.7
Restructuring charges, net	—	2.2	6.7	8.9
Loss (gain) on sale of assets and other	0.1	(4.1)	(1.3)	(5.3)
Operating (loss) income	(0.2)	40.0	246.8	286.6
Other income (expenses):
Intergroup interest, net	60.4	(20.0)	(40.4)	—
Interest expense	(136.7)	(1.5)	(20.4)	(158.6)
Interest income	15.7	0.5	(6.1)	10.1
Intergroup other, net	19.6	10.4	(30.0)	—
Loss on early extinguishment on debt	(15.6)	(2.5)	(0.5)	(18.6)
Refinancing expenses	(0.9)	—	—	(0.9)
Foreign exchange gain (loss), net	15.2	(0.6)	(3.3)	11.3
Other, net	0.3	(0.3)	(0.1)	(0.1)
Other expenses, net	(42.0)	(14.0)	(100.8)	(156.8)
(Loss) income from continuing operations before taxes and minority interest	(42.2)	26.0	146.0	129.8
Income tax provision	3.3	1.7	51.8	56.8
(Loss) income from continuing operations before minority interest	(45.5)	24.3	94.2	73.0
Minority interest in continuing operations, net of tax	—	—	(6.2)	(6.2)
Net (loss) income from continuing operations	(45.5)	24.3	88.0	66.8
Income from discontinued operations, net of tax	—	8.2	7.4	15.6
(Loss) gain on sale of discontinued operations, net of tax	—	(9.6)	125.3	115.7
Minority interest in discontinued operations, net of tax	—	—	(0.1)	(0.1)
Net (loss) income	$(45.5)	$22.9	$220.6	$198.0

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2008

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$416.0	$(198.4)	$187.3	$—	$404.9
Accounts receivable, net	—	119.5	466.1	—	585.6
Inventories	—	147.8	481.6	—	629.4
Deferred income taxes	2.3	13.9	8.5	—	24.7
Prepaid expenses and other current assets	—	13.2	55.5	—	68.7
Assets of discontinued operations	—	64.3	—	—	64.3
Total current assets	418.3	160.3	1,199.0	—	1,777.6
Property, plant and equipment, net	—	260.1	1,510.2	—	1,770.3
Investment in subsidiary	1,423.4	90.7	—	(1,514.1)	—
Goodwill	—	334.3	1,402.6	—	1,736.9
Intergroup receivable	1,681.5	692.8	3,708.7	(6,083.0)	—
Other intangible assets, net	—	117.9	607.2	—	725.1
Deferred debt issuance costs, net	1.8	3.4	35.7	—	40.9
Deferred income taxes	—	—	15.8	—	15.8
Other assets	1.9	2.0	56.3	—	60.2
Total assets	$3,526.9	$1,661.5	$8,535.5	$(7,597.1)	$6,126.8
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$—	$63.9	$212.6	$—	$276.5
Income taxes payable	0.4	(2.3)	13.5	—	11.6
Accrued compensation	—	14.7	74.9	—	89.6
Restructuring liability	—	1.6	8.9	—	10.5
Accrued expenses and other current liabilities	33.5	48.4	153.7	—	235.6
Deferred income taxes	—	—	7.9	—	7.9
Long-term debt, current portion	24.5	—	56.9	—	81.4
Liabilities of discontinued operations	—	14.8	—	—	14.8
Total current liabilities	58.4	141.1	528.4	—	727.9
Long-term debt	2,214.8	—	537.7	—	2,752.5
Pension and related liabilities	—	4.9	319.6	—	324.5
Intergroup payable	75.0	1,414.3	4,593.7	(6,083.0)	—
Deferred income taxes	12.6	0.5	152.8	—	165.9
Other liabilities	54.5	29.9	92.2	—	176.6
Total liabilities	2,415.3	1,590.7	6,224.4	(6,083.0)	4,147.4
Minority interest	—	—	377.2	—	377.2
Stockholder’s equity:
Common stock	—	190.6	164.7	(355.3)	—
Paid-in capital	1,035.2	102.7	1,056.3	(1,158.8)	1,035.4
Accumulated other comprehensive income	23.4	0.3	284.3	—	308.0
Retained earnings (deficit)	53.0	(222.8)	428.6	—	258.8
Total stockholder’s equity	1,111.6	70.8	1,933.9	(1,517.5)	1,602.2
Total liabilities and stockholder’s equity	$3,526.9	$1,661.5	$8,535.5	$(7,597.1)	$6,126.8

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$370.7	$(84.3)	$60.5	$—	$346.9
Accounts receivable, net	—	89.4	370.9	—	460.3
Inventories	—	129.7	397.2	—	526.9
Deferred income taxes	2.5	14.0	6.2	—	22.7
Prepaid expenses and other current assets	6.5	10.8	52.4	—	69.7
Assets of discontinued operations	—	75.2	—	—	75.2
Total current assets	379.7	234.8	887.2	—	1,501.7
Property, plant and equipment, net	—	237.5	1,271.0	—	1,508.5
Investment in subsidiary	1,433.5	94.6	—	(1,528.1)	—
Goodwill	—	335.2	1,394.8	—	1,730.0
Intergroup receivable	1,706.5	712.9	4,224.6	(6,644.0)	—
Other intangible assets, net	—	81.1	594.8	—	675.9
Deferred debt issuance costs, net	2.2	4.1	34.8	—	41.1
Deferred income taxes	—	(0.1)	15.5	—	15.4
Other assets	—	5.0	34.2	—	39.2
Total assets	$3,521.9	$1,705.1	$8,456.9	$(8,172.1)	$5,511.8
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$—	$65.0	$220.5	$—	$285.5
Income taxes payable	0.4	0.2	8.9	—	9.5
Accrued compensation	—	19.1	62.4	—	81.5
Restructuring liability	—	3.0	11.0	—	14.0
Accrued expenses and other current liabilities	24.4	46.1	100.8	—	171.3
Deferred income taxes	—	—	7.2	—	7.2
Long-term debt, current portion	25.0	—	82.4	—	107.4
Liabilities of discontinued operations	—	17.1	—	—	17.1
Total current liabilities	49.8	150.5	493.2	—	693.5
Long-term debt	2,272.2	—	201.8	—	2,474.0
Pension and related liabilities	—	5.5	322.0	—	327.5
Intergroup payable	—	1,450.9	5,193.1	(6,644.0)	—
Deferred income taxes	14.8	(0.6)	98.4	—	112.6
Other liabilities	55.6	31.9	76.1	—	163.6
Total liabilities	2,392.4	1,638.2	6,384.6	(6,644.0)	3,771.2
Minority interest	—	—	175.3	—	175.3
Stockholder’s equity:
Common stock	—	190.6	164.7	(355.3)	—
Paid-in capital	1,035.2	102.2	1,070.6	(1,172.8)	1,035.2
Accumulated other comprehensive income	17.3	0.4	356.0	—	373.7
Retained earnings (deficit)	77.0	(226.3)	305.7	—	156.4
Total stockholder’s equity	1,129.5	66.9	1,897.0	(1,528.1)	1,565.3
Total liabilities and stockholder’s equity	$3,521.9	$1,705.1	$8,456.9	$(8,172.1)	$5,511.8

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(24.0)	$3.5	$122.9	$102.4
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	—	(2.9)	—	(2.9)
Depreciation and amortization	—	34.1	156.5	190.6
Deferred financing costs amortization	0.3	0.7	6.1	7.1
Foreign exchange loss	9.0	0.2	3.0	12.2
Fair value adjustment of derivatives	5.6	—	1.2	6.8
Bad debt provision	—	(0.3)	1.2	0.9
Acquired in-process research and development	—	—	2.8	2.8
Stock-based compensation	—	4.1	2.2	6.3
Deferred income taxes	(8.2)	5.4	17.0	14.2
Loss (gain) on sale of assets and other	—	0.2	(2.0)	(1.8)
Minority interest in continuing operations	—	—	(0.4)	(0.4)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(27.8)	(32.7)	(60.5)
Inventories, including inventory write-up reversal	—	(16.6)	(28.4)	(45.0)
Prepaid expenses and other assets	4.0	(0.9)	3.3	6.4
Accounts payable	—	(1.1)	(28.0)	(29.1)
Income taxes payable	(0.6)	(1.0)	5.0	3.4
Accrued expenses and other liabilities	10.3	(6.3)	22.1	26.1
Intercompany operating activities, net	37.0	(33.5)	(3.5)	—
Net cash provided by (used in) operating activities of continuing operations	33.4	(42.2)	248.3	239.5
Net cash provided by operating activities of discontinued operations	—	11.9	—	11.9
Net cash provided by (used in) operating activities	33.4	(30.3)	248.3	251.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	—	(97.4)	(84.3)	(181.7)
Acquisitions, related intercompany	(96.0)	96.0	—	—
Post closing purchase price consideration	—	—	29.1	29.1
Post closing purchase price consideration, related intercompany	10.0	—	(10.0)	—
Capital expenditures, excluding capital leases	—	(22.8)	(134.3)	(157.1)
Proceeds on sale of assets	—	2.2	2.1	4.3
Net cash used in investing activities of continuing operations	(86.0)	(22.0)	(197.4)	(305.4)
Net cash used in investing activities of discontinued operations	—	(5.0)	(0.1)	(5.1)
Net cash used in investing activities	(86.0)	(27.0)	(197.5)	(310.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Titanium Dioxide Pigments venture financing	—	3.3	359.2	362.5
Payment of assumed debt to Titanium Dioxide Pigments venture minority shareholder	—	(2.2)	(139.2)	(141.4)
Repayment of senior secured credit facilities	(25.6)	—	(43.1)	(68.7)
Payments on other long-term debt	—	—	(30.7)	(30.7)
Equity contribution	0.2	—	—	0.2
Deferred financing costs	—	—	(5.0)	(5.0)
Distribution to minority shareholder	—	—	(3.9)	(3.9)
Intercompany financing related activity	124.2	(55.6)	(68.6)	—
Net cash provided by (used in) financing activities of continuing operations	98.8	(54.5)	68.7	113.0
Net cash provided by financing activities of discontinued operations	—	—	—	—
Net cash provided by (used in) financing activities	98.8	(54.5)	68.7	113.0
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(2.3)	7.3	4.1
Net increase (decrease) in cash and cash equivalents	45.3	(114.1)	126.8	58.0
Less increase in cash and cash equivalents from discontinued operations, net (a)	—	—	—	—
Increase (decrease) in cash and cash equivalents from continuing operations	45.3	(114.1)	126.8	58.0
Cash and cash equivalents of continuing operations, beginning of period	370.7	(84.3)	60.5	346.9
Cash and cash equivalents of continuing operations, end of period	$416.0	$(198.4)	$187.3	$404.9

(a) - Excludes $11.2 of intercompany transfers, net of $4.4 of sale-related cash outflows.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007

(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(45.5)	$22.9	$220.6	$198.0
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Income from discontinued operations, net of tax	—	(8.2)	(7.4)	(15.6)
Gain on sale of discontinued operations	—	9.6	(125.3)	(115.7)
Minority interest in discontinued operations	—	—	0.1	0.1
Depreciation and amortization	—	25.6	127.0	152.6
Deferred financing costs amortization	0.4	1.1	5.4	6.9
Loss on early extinguishment of debt (including $4.1 million of noncash write-offs on deferred financing costs)	15.6	2.5	0.5	18.6
Foreign exchange (gain) loss	(15.2)	0.6	3.3	(11.3)
Fair value adjustment of derivatives	13.3	—	2.1	15.4
Bad debt provision	—	(0.2)	1.4	1.2
Stock-based compensation	—	1.7	0.7	2.4
Deferred income taxes	0.3	(0.6)	24.6	24.3
Loss (gain) on sale of assets and other	0.1	(4.1)	(1.3)	(5.3)
Minority interest in continuing operations	—	—	6.2	6.2
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(4.6)	(31.1)	(35.7)
Inventories, including inventory write-up reversal	—	(6.7)	5.6	(1.1)
Prepaid expenses and other assets	(0.1)	(2.7)	(2.9)	(5.7)
Accounts payable	—	7.8	(32.8)	(25.0)
Income taxes payable	(4.5)	7.1	3.2	5.8
Accrued expenses and other liabilities	9.6	9.4	20.9	39.9
Intercompany operating activities, net	20.7	(47.6)	26.9	—
Net cash (used in) provided by operating activities of continuing operations	(5.3)	13.6	247.7	256.0
Net cash provided by operating activities of discontinued operations	1.8	23.3	10.8	35.9
Net cash (used in) provided by operating activities	(3.5)	36.9	258.5	291.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	—	(94.6)	(73.7)	(168.3)
Acquisitions, related intercompany	(170.3)	89.5	80.8	—
Capital expenditures, excluding capital leases	—	(17.8)	(117.7)	(135.5)
Proceeds from formation of Viance joint venture, net	—	51.5	21.5	73.0
Proceeds on sale of assets	(0.1)	6.6	7.2	13.7
Net cash (used in) provided by investing activities of continuing operations	(170.4)	35.2	(81.9)	(217.1)
Net cash (used in) provided by investing activities of discontinued operations, including sale proceeds of $421.4	—	(5.3)	421.6	416.3

Net cash (used in) provided by investing activities	(170.4)	29.9	339.7	199.2
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2011 Notes	(273.4)	—	—	(273.4)
Repayment of senior secured credit facilities	(23.0)	—	(34.1)	(57.1)
Repayment of senior secured credit facilities revolver	(37.0)	—	—	(37.0)
Payments on other long-term debt	—	—	(22.2)	(22.2)
Payments related to early extinguishment of debt	(14.5)	—	—	(14.5)
Intercompany financing related activity	322.9	(62.9)	(260.0)	—
Net cash used in financing activities of continuing	(25.0)	(62.9)	(316.3)	(404.2)
Net cash used in financing activities of discontinued operations	—	—	—	—
Net cash used in financing activities	(25.0)	(62.9)	(316.3)	(404.2)
Effect of exchange rate changes on cash and cash equivalents	4.2	0.2	(14.0)	(9.6)
Net (decrease) increase in cash and cash equivalents	(194.7)	4.1	267.9	77.3
Less increase in cash and cash equivalents from discontinued operations, net (a)	—	—	(1.6)	(1.6)
(Decrease) increase in cash and cash equivalents from continuing operations	(194.7)	4.1	266.3	75.7
Cash and cash equivalents of continuing operations, beginning of period	463.7	(169.0)	(268.8)	25.9
Cash and cash equivalents of continuing operations, end of period	$269.0	$(164.9)	$(2.5)	$101.6

(a) - Excludes sale proceeds of $421.1 and intercompany transfers of $29.5.

16.          SUBSEQUENT EVENT:

On October 10, 2008, the Company completed the sale of its pool and spa chemicals business and received approximately $124.0 million in cash. This business, which manufactured and marketed branded swimming pool, spa and surface water treatment chemicals primarily through pool and spa professionals and specialty retailers, was part of the Performance Additives segment. As a result, the Company has accounted for the results of this business as a discontinued operation in the condensed consolidated financial statements. See Note 2, “Discontinued Operations,” for further details.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In 2007, we completed the sale of our Groupe Novasep and Electronics businesses, excluding our European wafer reclaim business. In addition, the Company completed the sale of its pool and spa chemicals business in October 2008. As a result, our condensed consolidated financial statements have been reclassified to reflect these businesses as discontinued operations. See Note 2, “Discontinued Operations,” for further details.

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

Unless otherwise noted, all amounts which are denominated in currencies other than the U.S. dollar are converted at the September 30, 2008 exchange rate of €1.00 = $1.4093.

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

•                  We acquired the global color pigments business of Elementis plc in August 2007 that was included in our Color Pigments and Service business within our Performance Additives segment. In August 2008, we acquired Holliday Pigments, which was also included in our Color Pigments and Service business. In addition, we acquired Nalco’s Finishing Technologies business in September 2008, which was included in our Specialty Chemicals segment;

•                  We completed the Titanium Dioxide Pigments venture with Kemira in September 2008. See Note 4, “Acquisitions,” for further details;

•                  We completed the sale of our Groupe Novasep segment in January 2007 and our United States wafer reclaim business in February 2007. In December 2007, we completed the sale of our Electronics business, excluding our European wafer reclaim business and in October 2008, we completed the sale of our pool and spa chemicals business; and

•                  In March 2008, we implemented a restructuring plan in our Color Pigments and Services business in connection with the business acquired from Elementis plc which includes the reorganization and relocation of its North American Finance and IT services and the closure of three manufacturing facilities by the end of 2008.

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

Specialty Chemicals

•                  Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. Sales growth in the Surface Treatment business occurred in 2007 and has continued in the first nine months of 2008 in most markets and regions served, especially in the general industrial and European automotive industries.  This growth was driven by price and volume increases and the impact of bolt-on acquisitions made in December 2007 and September 2008 that more than offset raw material cost increases. We expect the Surface Treatment business to continue to grow in the remainder of 2008.  However, our results could be negatively impacted by a slowdown in the automotive and general industrial markets.

•                  Demand for our lithium products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand for lithium carbonate in industrial applications, the aluminum business, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Growth in the Fine Chemicals business occurred in 2007 and has continued in the first nine months of 2008 in most market segments, driven by higher sales volumes of lithium specialties and price increases for lithium products. Growth in the Fine Chemicals business is expected to continue in most lithium applications for the remainder of 2008.

Performance Additives

•                  Generally, a trend towards the increased use of colored concrete products in the North American construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market negatively impacted North American construction sales in 2007. As a result of this continued slowdown, North American volumes were lower in the first nine months of 2008 and are expected to continue to decline throughout the remainder of 2008. However, sales in our Color Pigments and Services business in North America were favorably impacted in the first nine months of 2008 by the acquisition of the global color pigments business of Elementis plc in August 2007 and the acquisition of Holliday Pigments in August 2008, as well as higher selling prices implemented to help recover raw material and energy cost increases. We expect this trend to continue for the remainder of 2008. Unlike North America, construction volumes in Europe in our Color Pigments and Services business increased slightly in 2007. However, weaker economic conditions in Europe have resulted in a reduction in European construction volumes in the first nine months of 2008 and we expect this trend to continue throughout the remainder of 2008.

•                  The change in the market to environmentally advanced wood treatment chemical products, such as alkaline copper quaternary, or ACQ, and the phase out of chromated copper arsenate, or CCA, for residential use previously had a positive impact on the Timber Treatment Chemicals business, which is a leading supplier of these higher margin products. However, the market position of ACQ was negatively impacted in 2007 and the first nine months of 2008 by customer shifts to substitute products, a general slowdown in the construction market and the use of wood substitutes. These trends are expected to continue throughout the remainder of 2008. The expiration of the ACQ patent in May 2007 had a negative impact on our results of operations, as one new competitor has entered the market and others may follow. Although we commercialized the next generation non-metallic timber treatment preservatives system (Ecolife) in the third quarter of 2007 through our joint venture with Rohm and Haas, this will not have a significant impact in 2008.

•                  In the Clay-based Additives business, sales were up slightly in 2007 and continued to increase in the first nine months of 2008 as higher oilfield volumes and increased selling prices for coatings and inks were partially offset by lower carbonless applications. We expect sales growth to continue for the remainder of 2008 in oilfield applications.

•                  Raw material costs have increased in general in the Performance Additives segment. In the Color Pigments and Services and Clay-based Additives businesses, selling price increases helped offset the increases in raw material and energy costs, specifically iron oxide for Color Pigments and Services and quaternary amine (“quat”) for Clay-based Additives. The Timber Treatment Chemicals business continues to experience high costs for monoethanolamine (“MEA”). Selling price increases were implemented in 2007 and were essentially maintained in the first nine months of 2008 to partially offset higher MEA costs. Our ability to pass on additional selling price increases throughout 2008 is uncertain in these businesses.

Titanium Dioxide Pigments

•                  Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, cosmetics, pharmaceutical, food, paper and plastics industries.  Market conditions, including pricing pressure and current industry overcapacity, have continued to negatively impact this segment. Volumes and selling prices in the fiber anatase business decreased in 2007 and continued to decline in the first nine months of 2008. We expect this trend to continue for the remainder of 2008. While sales of titanium dioxide products in rutile grade were up slightly in 2007 on increased volumes, sales of these products were down in the first nine months of 2008 due to lower volumes and selling prices and are expected to be lower for the remainder of 2008. Our functional additives business increased in 2007 on higher selling prices and volumes, but was down in the first nine months of 2008 on lower volumes. We expect sales in the functional additives business to decline for the remainder of 2008.

•                  As discussed in Note 4, “Acquisitions,” we completed the formation of a venture with Kemira on September 1, 2008 that focuses on producing and marketing specialty titanium dioxide pigments for the synthetic fiber, packaging inks, cosmetics, pharmaceutical and food industries.

Advanced Ceramics

•                  Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. Although the volume of our products used in medical device applications sold experienced double-digit growth each year from 2001 through 2005, in 2006 some customers in the U.S. reduced their demand due to high inventory levels and delayed approvals resulting in lower volumes. However, sales of our medical device applications increased in 2007 on higher volumes and continued to increase in the first nine months of 2008. We expect this trend to continue throughout the remainder of 2008.

•                  Despite the negative impact of pricing pressure from Asian competitors, sales of ceramic products for use in cutting tool products were higher in 2007 and in the first nine months of 2008 due to volume increases and new customer projects. However, volumes of cutting tool applications are expected to be lower for the remainder of 2008.  Sales of mechanical systems and applications were up in 2007, but were lower in the first nine months of 2008 on decreased volumes and are expected to continue to be decline throughout 2008. Sales in our electronic products business were lower in 2007 primarily on decreased volumes and continued to decrease in the first nine months of 2008 on lower selling prices and volumes. We expect this trend to continue throughout this year. Sales of our multi-functional applications were higher in 2007 from increased volumes, but were down in the first nine months of 2008 from lower selling prices and are expected to decline for the remainder of 2008 on lower volumes.

Specialty Compounds

•                  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Newly developed non-halogen products for wire and cable data communication, military and other applications have expanded business in North America for those applications and created opportunities in Europe. Although sales of wire and cable products were up slightly in 2007, sales growth was due to the acquisition of the Megolon division of Scapa Group, plc., the wire and cable business was negatively impacted by a general downturn in the wire and cable market. As a result of continued weakness in the wire and cable market, volumes of wire and cable products were down slightly in the first nine months of 2008 and are expected to decline for the remainder of 2008.

•                  Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product, but many are also application specific, such as automotive. We are focusing more of our efforts towards increasing high margin specialty products, in particular, thermoplastic elastomers, and less of our efforts in automotive and footwear. Our net sales in consumer/industrial thermoplastic elastomers were up in 2007 and in the first nine months of 2008, and are expected to be up slightly for the remainder of 2008. Net sales of regulated packaging were lower in 2007 and the first nine months of 2008 and are expected to continue to decline for the remainder of 2008.

•                  Raw material prices for polyvinyl chloride (“PVC”) resin, plasticizers and ammonium octamolybdate, key raw materials used in the production of wire and cable products, were slightly lower in 2007, but were up in the first nine months of 2008.  We expect the prices of PVC resin and plasticizers to decrease throughout the remainder of 2008.

Global Exposure

We operate a geographically diverse business. Of our 2007 net sales, 52% were shipments to Europe, 31% to North America (predominantly the United States) and 17% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 4, “Segment Information” in our 2007 Form 10-K.

We estimate that we sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 95 manufacturing facilities in 25 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the three and nine months ended September 30, 2008, the average exchange rate of the euro against the U.S. dollar was higher compared to the same period in 2007. As a result, our net sales, gross profit and operating income were positively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

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

Energy Costs

In 2007, energy purchases represented approximately 5% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Natural gas prices in North America were relatively stable in 2007, but were higher during the first nine months of 2008. Natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable, although prices were higher in 2007 and in the first nine months of 2008.

Income Taxes

We recorded an income tax provision of $10.3 million in the third quarter of 2008 on income from continuing operations before taxes and minority interest of $4.5 million. The income tax provision in the third quarter of 2008 was negatively impacted by the absence of a tax benefit for the Company’s domestic losses as a result of a full valuation allowance. This domestic loss is primarily due to foreign exchange losses and mark-to-market losses on derivative instruments. This was partially offset by the allocation of tax benefits to continuing operations.

In the third quarter of 2008, the worldwide valuation allowance decreased by $37.3 million. This was due to a $53.4 million reduction in domestic losses in other comprehensive income, a decrease of $2.3 million due to the offset of net operating losses against uncertain tax benefit liabilities, partially offset by a $18.4 million deferred tax increase associated with the Company’s domestic earnings. Of the $37.3 million decrease in the valuation allowance for the third quarter of 2008, $18.4 million impacted the tax provision.

Acquisitions

During the periods presented, we made acquisitions pursuant to our business strategy of achieving profitable growth. See Note 4, “Acquisitions,” for further details.

Special Charges and Credits

During the periods presented, we incurred certain special charges that include systems/organization establishment expenses, restructuring and related charges, foreign exchange gains and losses and inventory write-up charges. See “Items excluded from Adjusted EBITDA” section in Note 3, “Segment Information,” for a discussion of special charges and credits recorded in the three and nine months ended September 30, 2008 and 2007.

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

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income to Adjusted EBITDA for the three and nine months ended September 30, 2008 and 2007), including as a percentage of net sales, for the periods presented. See Note 3, “Segment Information,” for segment information and a reconciliation to income from continuing operations before taxes and minority interest to Adjusted EBITDA on a segment basis.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Statement of operations data:
Net sales:
Specialty Chemicals	$319.5	$261.4	$966.7	$800.2
Performance Additives	223.2	203.7	676.8	590.8
Titanium Dioxide Pigments	140.6	113.8	380.8	334.7
Advanced Ceramics	126.4	111.7	404.9	335.8
Specialty Compounds	68.6	69.8	210.8	210.2
Corporate and other	2.5	2.7	7.8	9.4
Total net sales	880.8	763.1	2,647.8	2,281.1

Gross profit	257.5	237.3	813.3	731.9
	29.2%	31.1%	30.7%	32.1%
Selling, general and administrative expenses	170.3	148.8	512.7	441.7
	19.3%	19.5%	19.4%	19.4%
Restructuring charges, net	3.4	2.9	5.7	8.9
Gain on sale of assets and other	(2.7)	(0.1)	(1.8)	(5.3)
Operating income (loss):
Specialty Chemicals	60.3	44.7	188.2	153.0
	18.9%	17.1%	19.5%	19.1%
Performance Additives	3.9	22.5	36.9	73.9
	1.7%	11.0%	5.5%	12.5%
Titanium Dioxide Pigments	7.0	11.1	17.4	29.8
	5.0%	9.8%	4.6%	8.9%
Advanced Ceramics	25.6	19.5	84.5	59.9
	20.3%	17.5%	20.9%	17.8%
Specialty Compounds	4.8	5.0	17.4	16.6
	7.0%	7.2%	8.3%	7.9%
Corporate and other	(15.1)	(17.1)	(47.7)	(46.6)
Total operating income	86.5	85.7	296.7	286.6
Other income (expenses):
Interest expense	(56.3)	(57.0)	(139.7)	(158.6)
Interest income	0.6	1.7	4.2	10.1
Loss on early extinguishment of debt	—	—	—	(18.6)
Refinancing expenses	—	—	—	(0.9)
Foreign exchange (loss) gain, net	(26.5)	7.8	(12.2)	11.3
Other, net	0.2	(0.1)	0.7	(0.1)
Income from continuing operations before taxes and minority interest	4.5	38.1	149.7	129.8
Income tax provision	10.3	16.1	50.6	56.8
(Loss) income from continuing operations before minority interest	(5.8)	22.0	99.1	73.0
Minority interest in continuing operations, net of tax	1.0	(2.8)	0.4	(6.2)
Net (loss) income from continuing operations	(4.8)	19.2	99.5	66.8
Income from discontinued operations, net of tax	1.5	5.5	2.9	15.6
Gain on sale of discontinued operations, net of tax	—	—	—	115.7
Minority interest in discontinued operations, net of tax	—	—	—	(0.1)
Net (loss) income	$(3.3)	$24.7	$102.4	$198.0
Adjusted EBITDA:
Specialty Chemicals	$78.8	$58.2	$241.4	$192.8
	24.7%	22.3%	25.0%	24.1%
Performance Additives	28.6	40.8	99.5	119.5
	12.8%	20.0%	14.7%	20.2%
Titanium Dioxide Pigments	23.9	21.8	60.2	60.9
	17.0%	19.2%	15.8%	18.2%
Advanced Ceramics	38.1	30.7	121.5	92.2
	30.1%	27.5%	30.0%	27.5%
Specialty Compounds	7.9	7.8	26.7	25.4
	11.5%	11.2%	12.7%	12.1%
Corporate and other	(14.1)	(13.8)	(41.8)	(41.5)
Total Adjusted EBITDA (a)	$163.2	$145.5	$507.5	$449.3

(a)                This amount does not include $2.7 million and $5.1 million of Adjusted EBITDA for the three and nine months ended September 30, 2008, respectively, and $2.2 million and $5.9 million of Adjusted EBITDA for the three and nine months ended September 30, 2007, respectively, from the pool and spa chemicals business sold in October 2008. This amount does not include $9.6 million and $27.3 million of Adjusted EBITDA for the three and nine months ended September 30, 2007, respectively, from the Electronics business sold on December 31, 2007 and $1.8 million of Adjusted EBITDA for the nine months ended September 30, 2007 from the former Groupe Novasep segment sold on January 9, 2007.

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three months ended September 30, 2008 versus 2007				Change: Nine months ended September 30, 2008 versus 2007
			Constant	Constant			Constant	Constant
		%	Currency	Currency		%	Currency	Currency
($ in millions)	Total	Change	Effect (a)	Basis	Total	Change	Effect (a)	Basis
Statement of operations data:
Net sales:
Specialty Chemicals	$58.1	22.2%	$17.1	$41.0	$166.5	20.8%	$76.1	$90.4
Performance Additives	19.5	9.6	2.0	17.5	86.0	14.6	14.8	71.2
Titanium Dioxide Pigments	26.8	23.6	9.7	17.1	46.1	13.8	41.4	4.7
Advanced Ceramics	14.7	13.2	10.2	4.5	69.1	20.6	44.4	24.7
Specialty Compounds	(1.2)	(1.7)	(0.7)	(0.5)	0.6	0.3	1.6	(1.0)
Corporate and other	(0.2)	(7.4)	0.2	(0.4)	(1.6)	(17.0)	0.9	(2.5)
Total net sales	117.7	15.4	38.5	79.2	366.7	16.1	179.2	187.5

Gross profit	20.2	8.5	13.6	6.6	81.4	11.1	61.7	19.7

Selling, general and administrative expenses	21.5	14.4	8.1	13.4	71.0	16.1	37.3	33.7
Restructuring charges	0.5			0.5	(3.2)			(3.2)
Gain on sale of assets and other	(2.6)			(2.6)	3.5			3.5
Total operating expenses	19.4	12.8	8.1	11.3	71.3	16.0	37.3	34.0
Operating income (loss):
Specialty Chemicals	15.6	34.9	2.5	13.1	35.2	23.0	12.0	23.2
Performance Additives	(18.6)	(82.7)	0.2	(18.8)	(37.0)	(50.1)	0.9	(37.9)
Titanium Dioxide Pigments	(4.1)	(36.9)	0.3	(4.4)	(12.4)	(41.6)	1.6	(14.0)
Advanced Ceramics	6.1	31.3	2.4	3.7	24.6	41.1	10.5	14.1
Specialty Compounds	(0.2)	(4.0)	0.2	(0.4)	0.8	4.8	0.4	0.4
Corporate and other	2.0	11.7	(0.1)	2.1	(1.1)	(2.4)	(1.0)	(0.1)
Total	0.8	0.9	5.5	(4.7)	10.1	3.5	24.4	(14.3)
Other income (expenses):
Interest expense	0.7	(1.2)	0.2	0.5	18.9	(11.9)	1.1	17.8
Interest income	(1.1)	(64.7)	—	(1.1)	(5.9)	(58.4)	—	(5.9)
Loss on early extinguishment of debt	—				18.6
Refinancing expenses	—				0.9
Foreign exchange (loss) gain, net	(34.3)				(23.5)
Other, net	0.3				0.8
Income from continuing operations before taxes and minority interest
Specialty Chemicals	9.6				23.1
Performance Additives	(20.9)				(48.4)
Titanium Dioxide Pigments	(4.9)				(15.3)
Advanced Ceramics	5.6				23.9
Specialty Compounds	(0.5)				1.8
Corporate and other	(22.5)				34.8
Total	(33.6)				19.9
Income tax provision	(5.8)				(6.2)
(Loss) income from continuing operations before minority interest	(27.8)				26.1
Minority interest in continuing operations, net of tax	3.8				6.6
Net (loss) income from continuing operations	(24.0)				32.7
Income from discontinued operations, net of tax	(4.0)				(12.7)
Gain on sale of discontinued operations, net of tax	—				(115.7)
Minority interest in discontinued operations, net of tax	—				0.1
Net (loss) income	$(28.0)				$(95.6)
Adjusted EBITDA:
Specialty Chemicals	$20.6	35.4%	$3.5	$17.1	$48.6	25.2%	$15.9	$32.7
Performance Additives	(12.2)	(29.9)	0.6	(12.8)	(20.0)	(16.7)	3.0	(23.0)
Titanium Dioxide Pigments	2.1	9.6	1.7	0.4	(0.7)	(1.1)	6.4	(7.1)
Advanced Ceramics	7.4	24.1	3.4	4.0	29.3	31.8	14.7	14.6
Specialty Compounds	0.1	1.3	0.1	—	1.3	5.1	0.5	0.8
Corporate and other	(0.3)	(2.2)	(0.2)	(0.1)	(0.3)	(0.7)	(0.9)	0.6
Total Adjusted EBITDA	$17.7	12.2%	$9.1	$8.6	$58.2	13.0%	$39.6	$18.6

(a)                  The constant currency effect is the translation impact calculated based on the change in the applicable rate, primarily the euro, to the U.S. dollar exchange rate for the applicable period.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Overview

Net sales increased $117.7 million in the third quarter of 2008 compared with the same period in the prior year primarily due to the positive impact of currency changes of $38.5 million, the impact of bolt-on acquisitions and increased selling prices of $36.4 million. Higher volumes in our Specialty Chemicals and Advanced Ceramics segments also had a favorable impact on net sales. See further discussion by segment below.

Operating income and Adjusted EBITDA also increased in the third quarter of 2008 compared with the same period in the prior year due to the positive impact of currency changes and the sales increases noted above. Operating income and Adjusted EBITDA were negatively impacted by higher raw material and energy costs in most businesses.

Net income from continuing operations decreased $24.0 million compared with the same period in the prior year due to foreign exchange losses on financing activities recorded in the third quarter of 2008 and the reasons noted above.

Income from discontinued operations, net of tax was $1.5 million in the third quarter of 2008 and was comprised of income from operating the pool and spa chemicals business that was sold in October 2008. Income from discontinued operations, net of tax was $5.5 million in the third quarter of 2007 and was comprised of income from operating the Electronics business, excluding the European wafer reclaim business, that was sold in December 2007 and the pool and spa chemicals business.

Net income decreased $28.0 million in the third quarter of 2008 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals. Net sales increased $58.1 million over the prior year, including the positive impact of currency changes of $17.1 million. In the Fine Chemicals business, higher selling prices of lithium products, as well as increased volumes, had a favorable impact on net sales. Net sales in the Surface Treatment business were favorably impacted by higher selling prices, increased volumes in all markets, particularly in general industrial applications, and the impact of bolt-on acquisitions in December 2007 and September 2008.

Performance Additives. Net sales increased $19.5 million over the prior year primarily due to acquisitions in August 2007 and 2008. Also, increased selling prices in our Color Pigments and Services and Clay-based Additives businesses and the positive impact of currency changes of $2.0 million were partially offset by lower volumes of construction-related products in our Color Pigments and Services and Timber Treatment Chemicals businesses.

Titanium Dioxide Pigments. Net sales increased $26.8 million over the prior year due to the completion of the venture with Kemira on September 1, 2008 and positive impact of currency changes of $9.7 million, partially offset by lower volumes and selling prices of titanium dioxide products, primarily commodity grade.

Advanced Ceramics. Net sales increased $14.7 million over the prior year primarily due to the positive impact of currency changes of $10.2 million and increased volumes of medical applications. This was partially offset by volume declines in mechanical systems and mechanical applications.

Specialty Compounds. Net sales decreased $1.2 million over the prior year due to lower volumes, particularly in wire and cable and footwear applications and the negative impact of currency changes of $0.7 million. This was partially offset by increased selling prices.

Corporate and other. Net sales decreased $0.2 million over the prior year primarily due to lower volumes and selling prices in the European wafer reclaim business.

Gross profit

Gross profit increased $20.2 million over the prior year primarily due to the positive impact of currency changes of $13.6 million. Sales increases noted above, in particular selling price increases, were partially offset by raw material cost increases, particularly from the impact of higher phosphoric acid and tin costs in our Specialty Chemicals segment, higher iron-oxide costs in our Color Pigments and Services business, higher quat costs in our Clay-based additives business and higher PVC resin and plasticizer costs in our Specialty Compounds segment. We also experienced lower volumes in our Color Pigments and Services, Timber Treatment Chemicals and Titanium Dioxide Pigments businesses. In addition, depreciation and amortization costs were higher in most businesses, in part from the impact of acquisitions. Gross profit as a percentage of net sales decreased to 29.2% in the third quarter of 2008 from 31.1% in the third quarter of 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $21.5 million primarily due to increased sales volumes in a few segments, particularly in the Specialty Chemicals and Advanced Ceramics segments, and the impact of currency changes of $8.1 million. SG&A expenses as a percentage of net sales were 19.3% and 19.5% in the third quarter of 2008 and 2007, respectively.

Restructuring charges, net

We recorded $3.4 million of restructuring charges in the third quarter of 2008 for restructuring actions in a number of segments primarily for miscellaneous headcount reductions. We recorded $2.9 million of restructuring charges in the third quarter of 2007 primarily related to headcount reductions and facility closures in the Specialty Chemicals, Performance Additives, Advanced Ceramics and “Corporate and other” segments. See Note 12, “Restructuring Liability,” for further details.

Gain on sale of assets and other

We recorded a gain of $2.7 million in the third quarter of 2008 primarily related to the sale of land that was acquired as part of the acquisition of Dynamit Nobel in 2004.

Operating income

Specialty Chemicals. Operating income increased $15.6 million over the prior year primarily due to the impact of higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $2.5 million. This increase was partially offset by higher raw material costs of $8.8 million, primarily for phosphoric acid and tin, and increased depreciation and amortization costs of $4.3 million, including the impact of bolt-on acquisitions in December 2007 and September 2008.

Performance Additives. Operating income decreased $18.6 million over the prior year due to the lower sales volumes discussed above, and higher raw material costs of $16.1 million, particularly iron-oxide costs in the Color Pigments and Services business and higher quat costs in our Clay-based Additives business. Higher depreciation and amortization costs of $2.8 million primarily due to the acquisitions in August 2007 and 2008 also had an unfavorable impact on operating income. These decreases were partially offset by the sales increases noted above.

Titanium Dioxide Pigments. Operating income decreased $4.1 million over the prior year primarily due to lower sales volumes and selling prices noted above, increased depreciation and amortization costs of $4.1 million and higher energy costs of $3.2 million. This was partially offset by increased sales related to the completion of the venture with Kemira on September 1, 2008.

Advanced Ceramics. Operating income increased $6.1 million over the prior year primarily due to the impact of the increased sales volumes noted above, productivity improvements and the positive impact of currency changes of $2.4 million. This increase was partially offset by lower selling prices.

Specialty Compounds. Operating income decreased $0.2 million over the prior year due to higher raw material costs of $4.5 million, particularly PVC resin and plasticizer costs, and lower sales volumes. This was partially offset by higher selling prices and lower operating costs.

Corporate and other. Operating income increased $2.0 million primarily related to the sale of land that was acquired as part of the acquisition of Dynamit Nobel in 2004.

Other income (expenses)

Interest expense. Interest expense decreased $0.7 million in the third quarter of 2008 compared to the same period in the prior year. The third quarter of 2008 and 2007 included losses of $10.0 million and $13.4 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. The remaining interest expense increase of $2.7 million is primarily due to increased debt levels related to the completion of the Titanium Dioxide Pigments venture with Kemira.

Interest income. Interest income decreased $1.1 million in the third quarter of 2008 compared to the same period in the prior year due to lower average cash balances in the third quarter of 2008 compared to the third quarter of 2007 and lower short-term average rates.

Foreign exchange, net. In the third quarter of 2008, we had foreign exchange losses of $26.5 million compared to foreign exchange gains of $7.8 million recorded in the same period in the prior year. The foreign exchange loss reported in the third quarter of 2008 is primarily due to the impact of a weaker euro as of September 30, 2008 versus June 30, 2008 related to euro-denominated financing transactions.

Provision for income taxes

We recorded an income tax provision of $10.3 million in the third quarter of 2008 on income from continuing operations before taxes and minority interest of $4.5 million. The income tax provision in the third quarter of 2008 was adversely impacted by the absence of a tax benefit for the Company’s domestic losses as a result of a full valuation allowance. These losses were primarily due to foreign exchange losses and mark-to-market losses on derivative instruments. This was partially offset by the allocation of tax benefits to continuing operations. The effective income tax rate was 42.3% for the third quarter of 2007 and was negatively impacted by the absence of a tax benefit for the Company’s domestic losses as a result of a full valuation allowance.

Minority interest in continuing operations

For the three months ended September 30, 2008 and 2007, we recorded minority interest of $1.0 million and $(2.8) million. Minority interest represents the minority interest portion of the Viance, LLC joint venture completed in January 2007 between our Timber Treatment Chemicals business and Rohm and Haas Company and the minority interest portion of the Titanium Dioxide Pigments venture completed in September 2008 between our Titanium Dioxide Pigments segment and Kemira. The change from the prior year primarily relates to lower volumes of timber treatment chemicals in the Viance LLC joint venture.

Net (loss) income from continuing operations

Net loss from continuing operations for the third quarter of 2008 was $4.8 million as compared to net income from continuing operations of $19.2 million for the third quarter of 2007 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax was $1.5 million in the third quarter of 2008 from operating the pool and spa chemicals business that was sold in October 2008, compared to $5.5 million in the third quarter of 2007 due to income from operating the Electronics business, that was sold in December 2007, and the pool and spa chemicals business.

Net (loss) income

Net loss for the third quarter of 2008 was $3.3 million as compared to net income of $24.7 million for the third quarter of 2007 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA increased $20.6 million over the prior year primarily due to the impact of higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $3.5 million. This increase was partially offset by higher raw material costs of $8.8 million as discussed above.

Performance Additives.   Adjusted EBITDA decreased $12.2 million over the prior year due to lower sales volumes and higher raw material costs of $16.1 million as discussed above. These decreases were partially offset by the selling price increases noted above.

Titanium Dioxide Pigments.   Adjusted EBITDA increased $2.1 million over the prior year primarily due to the impact of currency changes of $1.7 million and the completion of the venture on September 1, 2008. This was partially offset by the lower sales volumes and selling prices noted above and higher energy costs of $3.2 million.

Advanced Ceramics.   Adjusted EBITDA increased $7.4 million over the prior year primarily due to the impact of the increased sales volumes noted above, productivity improvements and the positive impact of currency changes of $3.4 million. This increase was partially offset by lower selling prices.

Specialty Compounds.   Adjusted EBITDA increased slightly over the prior year due to the positive impact of foreign currency and lower operating costs.  This was partially offset by higher raw material costs of $4.5 million, particularly PVC resin and plasticizer costs, and lower sales volumes.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Overview

Net sales increased $366.7 million in the first nine months of 2008 compared with the same period in the prior year primarily due to the positive impact of currency changes of $179.2 million, the impact of bolt-on acquisitions and increased selling prices of $76.0 million. Higher volumes in our Specialty Chemicals and Advanced Ceramics segments also had a favorable impact on net sales. See further discussion by segment below.

Operating income and Adjusted EBITDA also increased in the first nine months of 2008 compared with the same period in the prior year due to the positive impact of currency changes and the sales increases noted above. Operating income and Adjusted EBITDA were negatively impacted by higher raw material and energy costs in most businesses.

Net income from continuing operations increased $32.7 million compared with the same period in the prior year primarily due to lower interest expense due to lower mark-to-market losses on our interest rate hedging instruments, costs of $18.6 million incurred in 2007 to redeem our 2011 Notes and increased foreign exchange gains.

Income from discontinued operations, net of tax was $2.9 million in the first nine months of 2008 and was comprised of income from operating the pool and spa chemicals business that was sold in October 2008. In the first nine months of 2007, income from discontinued operations, net of tax was $15.6 million and was primarily comprised of income from operating the pool and spa chemicals business and the Electronics business, excluding the European wafer reclaim business, which was sold in December 2007.

The gain on sale of discontinued operations, net of tax of $115.7 million recorded in the first nine months of 2007 is related to the sale of Groupe Novasep in January 2007.

Net income decreased $95.6 million in the first nine months of 2008 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.   Net sales increased $166.5 million over the prior year, including the positive impact of currency changes of $76.1 million. In the Fine Chemicals business, higher selling prices of lithium products, as well as increased volumes, had a favorable impact on net sales. Net sales in the Surface Treatment business were favorably impacted by higher selling prices, increased volumes in all markets, particularly in general industrial and European automotive applications, and the impact of bolt-on acquisitions in December 2007 and September 2008.

Performance Additives.   Net sales increased $86.0 million over the prior year due to acquisitions in August 2007 and 2008, as well as increased selling prices in our Color Pigments and Services and Clay-based Additives businesses and the positive impact of currency changes of $14.8 million. This was partially offset by lower volumes of construction-related products in our Color Pigments and Services and Timber Treatment Chemicals businesses.

Titanium Dioxide Pigments.   Net sales increased $46.1 million over the prior year due to the positive impact of currency changes of $41.4 million and the completion of the venture with Kemira on September 1, 2008. This was partially offset by lower volumes and selling prices of titanium dioxide products and lower volumes of functional additives.

Advanced Ceramics.   Net sales increased $69.1 million over the prior year primarily due to the positive impact of currency changes of $44.4 million, increased volumes of medical and cutting tool applications and the impact of a bolt-on acquisition made in April 2007. This was partially offset by lower selling prices and volume declines in mechanical systems and mechanical applications.

Specialty Compounds.   Net sales increased $0.6 million over the prior year due to the positive impact of currency changes of $1.6 million and higher selling prices, partially offset by lower volumes in wire and cable and medical applications.

Corporate and other.   Net sales decreased $1.6 million over the prior year primarily due to the sale of our U.S. wafer reclaim business in the first quarter of 2007 and lower volumes and selling prices in the European wafer reclaim business.

Gross profit

Gross profit increased $81.4 million over the prior year primarily due to the positive impact of currency changes of $61.7 million and the sales increases noted above, in particular selling price increases. This was partially offset by raw material cost increases, particularly from the impact of higher phosphoric acid and tin costs in our Specialty Chemicals segment, higher iron-oxide and cobalt costs in our Color Pigments and Services business, higher quat costs in our Clay-based additives business and higher PVC resin and plasticizer costs in our Specialty Compounds segment. We also experienced lower volumes in our Color Pigments and Services, Timber Treatment Chemicals and Titanium Dioxide Pigments businesses and higher depreciation and amortization costs in most businesses including the impact of acquisitions. Gross profit as a percentage of net sales decreased to 30.7% for the nine months ended September 30, 2008 from 32.1% for the nine months ended September 30, 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $71.0 million over the prior year primarily due to the impact of currency changes of $37.3 million. Higher SG&A costs were also recorded in a few segments, particularly in Specialty Chemicals and Advanced Ceramics, related to increased sales volumes. SG&A expenses as a percentage of net sales was 19.4% for the nine months ended September 30, 2008 and 2007.

Restructuring charges, net

We recorded $5.7 million of restructuring charges for the nine months ended September 30, 2008 in a number of segments primarily for miscellaneous headcount reductions. We recorded $8.9 million of restructuring charges for the nine months ended September 30, 2007 primarily related to miscellaneous headcount reductions and facility closures. See Note 12, “Restructuring Liability,” for further details.

Gain on sale of assets

We recorded a gain of $1.8 million in the nine months ended September 30, 2008 primarily related to the sale of land that was acquired as part of the acquisition of Dynamit Nobel in 2004. For the nine months ended September 30, 2007, we recorded a gain of $5.3 million primarily related to the sale of our U.S. wafer reclaim business.

Operating income

Specialty Chemicals.   Operating income increased $35.2 million over the prior year primarily due to the impact of higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $12.0 million. This increase was partially offset by higher raw material costs of $18.2 million, primarily for phosphoric acid and tin, and increased depreciation and amortization costs of $11.1 million, including the impact of bolt-on acquisitions made in December 2007 and September 2008.

Performance Additives.   Operating income decreased $37.0 million over the prior year due to the lower sales volumes discussed above, and higher raw material costs of $33.2 million, particularly iron-oxide and cobalt costs in the Color Pigments and Services business and higher quat costs in our Clay-based Additives business. Higher depreciation and amortization costs of $10.5 million primarily due to the acquisitions made in August 2007 and 2008 also had an unfavorable impact on operating income. These decreases were partially offset by the sales increases noted above.

Titanium Dioxide Pigments.   Operating income decreased $12.4 million over the prior year primarily due to the lower sales volumes and selling prices noted above, increased depreciation and amortization costs of $9.4 million and higher energy costs of $5.3 million. This was partially offset by increased sales related to the completion of the venture with Kemira on September 1, 2008 and the favorable impact of currency changes of $1.6 million.

Advanced Ceramics.   Operating income increased $24.6 million over the prior year primarily due to the impact of the increased sales volumes noted above, the positive impact of currency changes of $10.5 million and productivity improvements. The impact of a bolt-on acquisition made in April 2007 also had a favorable impact on operating income. This increase was partially offset by lower selling prices and increased depreciation and amortization costs of $5.8 million primarily related to the acquisition discussed above.

Specialty Compounds.   Operating income increased $0.8 million over the prior year due to lower operating costs relating to the closure of a U.K. facility in December 2007 and higher selling prices. This was partially offset by higher raw material costs of $11.2 million, particularly PVC resin and plasticizer costs, and lower sales volumes.

Corporate and other.   Operating income decreased $1.1 million primarily due to additional stock compensation expense related to stock awards made in 2008 and 2007, partially offset by the sale of land that was acquired as part of the acquisition of Dynamit Nobel in 2004.

Other income (expenses)

Interest expense.  Interest expense decreased $18.9 million for the nine months ended September 30, 2008 compared to the same period in the prior year. The nine months ended September 30, 2008 and 2007 included losses of $6.8 million and $15.4 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. The remaining interest expense decrease of $10.3 million is primarily due to the redemption of the 2011 Notes in May 2007 in the aggregate amount of $273.4 million, partially offset by increased debt levels related to the completion of the Titanium Dioxide Pigments venture.

Interest income.  Interest income decreased $5.9 million for the nine months ended September 30, 2008 compared to the same period in the prior year due to lower average cash balances in the first nine months of 2008 compared to the first nine months of 2007 and lower short-term average rates.

Loss on early extinguishment of debt.   In the second quarter of 2007, we paid a redemption premium of $14.5 million and wrote off $4.1 million of deferred financing costs associated with the redemption of the 2011 Notes in May 2007.

Refinancing expenses.  In March 2007, we expensed $0.9 million related to the fourth amendment of the senior secured credit agreement resulting in a 50 basis point reduction on our tranche G term loans.

Foreign exchange, net.   For the nine months ended September 30, 2008, we had foreign exchange losses of $12.2 million due to the impact of the weaker euro on euro-denominated financing transactions. For the nine months ended September 30, 2007, we had foreign exchange gains of $11.3 million related to the impact of the stronger euro.

Provision for income taxes

The effective income tax rate for the nine months ended September 30, 2008 was 33.8% and an income tax provision of $50.6 million was recorded for the nine months ended September 30, 2008. The effective income tax rate compared to the federal statutory rate was negatively impacted by domestic losses which are not tax effected as a result of a full valuation allowance and was positively impacted by favorable European rate changes, geographic earnings mix and an allocation of tax benefits to continuing operations. The effective income tax rate was 43.8% for the nine months ended September 30, 2007.

Minority interest in continuing operations

For the nine months ended September 30, 2008 and 2007, we recorded minority interest of $0.4 million and $(6.2) million. Minority interest represents the minority interest portion of the Viance, LLC joint venture completed in January 2007 between our Timber Treatment Chemicals business and Rohm and Haas Company and the minority interest portion of the Titanium Dioxide Pigments venture completed in September 2008 between our Titanium Dioxide Pigments segment and Kemira. The change from the prior year primarily relates to lower volumes of timber treatment chemicals in the Viance LLC joint venture.

Net income from continuing operations

Net income from continuing operations for nine months ended September 30, 2008 was $99.5 million as compared to net income from continuing operations of $66.8 million for the same period in the prior year for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax was $2.9 million for the nine months ended September 30, 2008 from operating the pool and spa chemicals business that was sold in October 2008, compared to $15.6 million for the nine months ended September 30, 2007, due to income from operating the Electronics business, that was sold in December 2007 and the pool and spa chemicals business.

Gain on sale of discontinued operations, net of tax

The gain on sale of discontinued operations, net of tax, of $115.7 million recorded for the nine months ended September 30, 2007 is related to the sale of Groupe Novasep in January 2007.

Minority interest in discontinued operations

Minority interest in discontinued operations represents the minority interest portion of Groupe Novasep’s net income for the nine months ended September 30, 2007.

Net income

Net income for the nine months ended September 30, 2008 was $102.4 million as compared to net income of $198.0 million for the nine months ended September 30, 2007 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA increased $48.6 million over the prior year primarily due to the impact of higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $15.9 million. This increase was partially offset by higher raw material costs of $18.2 million as discussed above.

Performance Additives.   Adjusted EBITDA decreased $20.0 million over the prior year due to lower sales volumes and higher raw material costs of $33.2 million as discussed above. These decreases were partially offset by the sales increases noted above.

Titanium Dioxide Pigments.   Adjusted EBITDA decreased $0.7 million over the prior year primarily due to the lower sales volumes and selling prices noted above and higher energy costs of $5.3 million, partially offset by the positive impact of currency changes of $6.4 million and the completion of the Titanium Dioxide Pigments venture with Kemira.

Advanced Ceramics.   Adjusted EBITDA increased $29.3 million over the prior year primarily due to the impact of the increased sales volumes noted above, productivity improvements and the positive impact of currency changes of $14.7 million. The impact of a bolt-on acquisition made in April 2007 also had a favorable impact on Adjusted EBITDA. This increase was partially offset by lower selling prices.

Specialty Compounds.   Adjusted EBITDA increased $1.3 million primarily due to lower operating costs relating to the closure of a U.K. facility in December 2007 and higher selling prices. This was partially offset by higher raw material costs of $11.2 million as discussed above and lower sales volumes.

Reconciliation of Net (Loss) Income to Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income to Adjusted EBITDA on a consolidated basis:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2008	2007	2008	2007
Net (loss) income	$(3.3)	$24.7	$102.4	$198.0
Income from discontinued operations, net of tax	(1.5)	(5.5)	(2.9)	(15.6)
Gain on sale of discontinued operations, net of tax	—	—	—	(115.7)
Minority interest in discontinued operations, net of tax	—	—	—	0.1
Net (loss) income from continuing operations	(4.8)	19.2	99.5	66.8
Income tax provision	10.3	16.1	50.6	56.8
Minority interest in continuing operations, net of tax	(1.0)	2.8	(0.4)	6.2
Income from continuing operations before taxes and minority interest	4.5	38.1	149.7	129.8
Interest expense (a)	56.3	57.0	139.7	158.6
Interest income	(0.6)	(1.7)	(4.2)	(10.1)
Depreciation and amortization	65.6	52.6	190.6	152.6
Restructuring and related charges	3.4	2.9	5.7	8.9
Systems/organization establishment expenses	3.7	0.6	7.1	1.8
Cancelled acquisition and disposal costs	0.2	2.0	0.9	2.8
Inventory write-up charges	3.7	2.7	4.2	2.8
Refinancing expenses	—	—	—	0.9
Loss on early extinguishment of debt	—	—	—	18.6
Gain on sale of assets and other	(2.7)	(0.1)	(1.8)	(5.3)
Acquired in-process research and development	2.8	—	2.8	—
Foreign exchange loss (gain)	26.5	(7.8)	12.2	(11.3)
Other	(0.2)	(0.8)	0.6	(0.8)
Total Adjusted EBITDA (b)	$163.2	$145.5	$507.5	$449.3

(a)                Includes losses of $10.0 million and $13.4 million for the three months ended September 30, 2008 and 2007, respectively, and losses of $6.8 million and $15.4 million for the nine months ended September 30, 2008 and 2007, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)               This amount does not include $2.7 million and $5.1 million of Adjusted EBITDA for the three and nine months ended September 30, 2008, respectively, and $2.2 million and $5.9 million of Adjusted EBITDA for the three and nine months ended September 30, 2007, respectively, from the pool and spa chemicals business sold in the October 2008. In addition, this amount does not include $9.6 million and $27.3 million of Adjusted EBITDA for the three and nine months ended September 30, 2007, respectively, from the Electronics business sold on December 31, 2007 and $1.8 million of Adjusted EBITDA for the nine months ended September 30, 2007 from the former Groupe Novasep segment sold on January 9, 2007.

Liquidity and Capital Resources

Cash Flows

Operating Activities. Net cash provided by operating activities was $251.4 million and $291.9 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash from operating activities decreased primarily from the higher use of operating cash from working capital changes and the lack of operating cash flows due to the divestiture of the Electronics business, partially offset by higher operating income and lower cash interest expense.

Investing Activities. Net cash (used in) provided by investing activities was $(310.5) million and $199.2 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash used in investing activities for the nine months ended September 30, 2008 included the acquisitions of Holliday Pigments and Nalco’s Finishing Technologies business in 2008. This was partially offset by funds received related to the claim settlement between the Company and GEA Group in the first quarter of 2008. See Note 6, “Goodwill,” for further details. Net cash provided by investing activities for the nine months ended September 30, 2007 included proceeds received in the first quarter of 2007 from the sale of the Groupe Novasep segment and the formation of the Viance, LLC joint venture.

Financing Activities. Net cash provided by (used in) financing activities was $113.0 million and $(404.2) million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, net cash provided by financing activities included $362.5 million related to the financing of the Titanium Dioxide Pigments venture, partially offset by the payment of assumed debt to the minority shareholder of the Titanium Dioxide Pigments venture of $141.4 million. For the nine months ended September 30, 2007, net cash used in financing activities included the payment of our 10 5/8% Senior Subordinated Notes due in 2011 in the aggregate principal amount of $273.4 million and related redemption premiums of $14.5 million.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. Events that have occurred in 2008 that have had an impact on our liquidity include:

•                  In March 2008, we received €18.8 million ($29.1 million) from GEA Group and GEA North America for the settlement of all existing and future non-tax related claims resulting from the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition in April 2004.

•                  In the third quarter of 2008, we acquired Holliday Pigments for approximately €46.0 million ($68.6 million using an August 11, 2008 exchange rate of 1.4909) and Nalco’s Finishing Technologies business for approximately $75.0 million.

•                  In September 2008, we completed the Titanium Dioxide Pigments venture with Kemira. The venture’s acquisition of the shares of the Rockwood and Kemira entities was facilitated by the borrowings under a term loan of €250.0 million ($362.5 million using a September 3, 2008 exchange rate of 1.4498). The venture made a payment of €97.5 million ($141.4 million using a September 3, 2008 exchange rate) to the venture’s minority shareholder.

In addition, the venture entered into a €30.0 million ($42.3 million) revolving credit facility to finance its operations and has assumed debt of €25.2 million ($35.5 million) from Kemira.

•                  In October 2008, we sold the pool and spa chemicals business and received approximately $124.0 million in cash.

Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. Our debt service requirements and other contractual obligations and commitments over the next several years are significant and are substantially higher than historical amounts. We believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowings available under our revolving credit facility will be adequate sources of liquidity for the remainder of 2008. However, a prolonged economic downturn or recession may have a material adverse impact on our future cash flows from operations and our liquidity. If these sources are insufficient to fund our liquidity needs, we may be forced to use other means available to us, such as reduce or delay capital expenditures or other cost cutting measures or seek additional sources of capital. In addition, any future major acquisitions, business combinations or other such events may require us to seek additional capital resources, such as through additional borrowings, equity issuances by Holdings or other sources, to satisfy our liquidity needs. The recent unprecedented adverse conditions in the global capital and credit markets may limit our ability to secure capital or obtain it on terms and conditions that are acceptable to us. We cannot predict with any certainty the impact of this or any further disruption in these markets or our ability to access these markets in the future. See Item 1, “Business,” in our 2007 Form 10-K and Item 1A, “Risk Factors” in this Form 10-Q.

In addition, our liquidity may be materially and adversely impacted due to funding obligations related to certain pension plans. We have several pension plans located in Germany, Finland, the United Kingdom and the United States, which have been adversely impacted by market conditions. For example, based upon recent investment performance of pension assets in a pension plan covering the majority of our German employees, we expect we will have to make a significant payment to the plan via a one-time payment and/or long-term funding arrangement in late 2008. However, this could change significantly based on the fourth quarter investment performance of the pension plan and the future performance of the pension plan assets. Any further deterioration of the capital markets or returns available in such markets may materially and adversely impact our pension plan assets and increase our funding obligations for one or more of these plans and adversely impact our liquidity. We cannot predict the impact of this or any further market disruption on our pension funding obligations.

As of September 30, 2008, we had actual total indebtedness of $2,833.9 million. The revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $225.4 million as of September 30, 2008. There were no outstanding borrowings under this revolving credit facility as of September 30, 2008. The revolving credit facility under the Titanium Dioxide Pigments venture facility provided for additional borrowings of up to €30.0 million ($42.3 million). As of September 30, 2008, there were no outstanding borrowings under this revolving credit facility.

As of September 30, 2008, we had cash and cash equivalents of $404.9 million primarily from cash from operations and the net cash proceeds received from the sale of the Electronics business in December 2007, less cash used for certain selective acquisitions.

Senior secured credit facilities. The senior secured credit facilities, as amended, consist of:

•                  tranche A-1 term loans in an aggregate principal amount of €22.8 million ($32.2 million) and tranche A-2 term loans in an aggregate principal amount of €99.4 million ($140.1 million), each maturing on July 30, 2011 and bearing interest at Adjusted

EURIBOR plus 1.75%;

•                  tranche E term loans in an aggregate principal amount of $1,104.9 million, maturing on July 30, 2012 and bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 1.50% or (ii) ABR plus 0.75%. For the three months ended September 30, 2008, we have elected to use option (i) Adjusted LIBOR plus 1.50%;

•                  tranche G term loans in an aggregate principal amount of €265.2 million ($373.7 million) maturing on July 30, 2012 and bearing interest of Adjusted LIBOR plus 1.75%; and

•                  a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010, bearing interest at the Company’s option of either (i) Adjusted LIBOR plus 1.75% or (ii) ABR plus 1.00%. As of September 30, 2008, we had no borrowings outstanding under this facility and had outstanding letters of credit of $24.6 million that reduced our availability under the credit facility.

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

The Company’s borrowings and the borrowings of our wholly-owned subsidiary Rockwood Specialties Limited under the senior secured credit facilities are guaranteed and secured by assets and pledges of capital stock.

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

Covenant compliance. In addition to the affirmative and restrictive covenants, the senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA, which reflects management’s interpretations thereof:

•                  a leverage ratio: for the twelve-month period ended September 30, 2008, net debt (total debt plus capital lease obligations, minus cash up to a maximum of $100.0 million) to Adjusted EBITDA must be less than 4.75 to 1; for such period, our ratio equaled 3.77 to 1; and

•                  an interest coverage ratio: for the twelve-month period ended September 30, 2008, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.95 to 1; for such period, our ratio equaled 4.63 to 1.

Effective October 1, 2008, our leverage ratio must be 4.50 to 1 and effective January 1, 2009, our leverage ratio must be 4.25 to 1 under the terms of our credit agreement. These covenants are material terms of the senior secured credit agreement. Non-compliance with these covenants or other covenants could result in a default under the senior secured credit agreement and the lenders could elect to declare all amounts borrowed immediately due and payable. Any such acceleration would also result in a default under the indenture governing the 2014 Notes, which could lead to the note holders electing to declare the principal, premium, if any, and interest on the then outstanding notes immediately due and payable. The senior secured credit agreement contains a cross default provision for indebtedness in excess of $30.0 million; therefore, a default under the indenture governing the 2014 Notes or other indebtedness may cause the lenders to declare the principal and interest on the then outstanding senior secured credit facilities immediately due and payable.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Definitions of Adjusted EBITDA,” for a discussion of the definition of Adjusted EBITDA used in calculating our financial covenants.

We were in compliance with the above covenants as of September 30, 2008 and December 31, 2007.

2014 Notes. The 2014 Notes have an aggregate principal amount of €375.0 million ($528.5 million) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. Interest on the 2014 Notes is payable semi-annually on May 15 and November 15. Interest on the 2014 Notes accrues at the rate of 7.625% in the case of the Euro notes and 7.500% in the case of the U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2014 Notes on a senior subordinated unsecured basis (see Note 15, Consolidating Financial Information,” for further details).

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

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended September 30, 2008, the fixed charge coverage ratio equaled 4.63 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

Because the indenture governing the 2014 Notes defines an event of default to include, among other things, a default under any other debt obligation in excess of $35.0 million that could cause the acceleration of such obligation, any acceleration under the senior secured credit agreement or other debt agreement would also result in a default under the indenture governing these notes, which could lead to the note holders electing to declare the principal, premium, if any, and interest on the then outstanding notes immediately due and payable.

Titanium Dioxide Pigments venture term loans and revolving credit facility. The Titanium Dioxide Pigments venture entered into a facility agreement that provides for a term loan facility in an aggregate amount of €250.0 million and a revolving credit facility in an aggregate amount of €30.0 million ($42.3 million), both maturing on June 17, 2013. On September 3, 2008, the Titanium Dioxide Pigments venture borrowed €250.0 million ($352.3 million) under the term loan facility. As of September 30, 2008, there were no outstanding borrowings under this revolving credit facility.

The loans are secured by the assets of the venture. In the event that either Kemira’s or Rockwood’s ownership interest changes, any lender may cancel its commitment and demand repayment of its respective portion of the loans, including accrued and unpaid interest. The facility agreement contains customary events of default, subject to remedy periods, thresholds and exceptions. Upon the occurrence of an event of default under the facility agreement, the lenders can terminate the commitments and declare all amounts, including accrued and unpaid interest, to be due and payable.

The interest rate on the loans is EURIBOR (or LIBOR if the currency is not EURO) plus 3%, subject to a step down determined by reference to a leverage ratio test. The term loan shall be repaid in installments over a five-year period from the date of the facility agreement, with payments commencing twelve months from such date; both loans may be repaid in advance without penalty.

The facility agreement contains affirmative and restrictive covenants, subject to certain thresholds and exceptions. The restrictive covenants limit the venture’s ability to undertake certain actions, including but not limited to acquiring or disposing of assets, creating liens on assets, entering into a merger or corporate restructuring, and incurring additional indebtedness. In addition, the facility agreement requires the venture to meet certain financial covenants, including:

•                  A leverage coverage ratio: for the twelve-month period ended September 30, 2008, net debt to EBITDA, subject to certain adjustments (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement) must be less than 4.00 to 1: for such period, our ratio equaled 3.52 to 1;

•                  An interest coverage ratio: EBITDA, subject to certain adjustments to cash interest expense, must be greater than 2.75 to 1; the first period for compliance for this ratio is December 31, 2008; and

•                  Cash flow coverage ratio: cash generated for financing activities to debt service must be greater than 1.00; the first period for compliance for this ratio is December 31, 2008.

We were in compliance with the above covenant as of September 30, 2008.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Nine months ended
	September 30,
($ in millions)	2008	2007
Net cash provided by operating activities from continuing operations	$239.5	$256.0
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	94.2	24.7
Current portion of income tax provision	36.4	32.5
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	121.6	126.2
Restructuring and related charges	5.7	8.9
Systems/organization establishment expenses	7.1	1.8
Cancelled acquisition and disposal costs	0.9	2.8
Refinancing expenses	—	0.9
Inventory write-up charges	4.2	2.8
Bad debt provision	(0.9)	(1.2)
Gain on sale of assets	(1.8)	(5.3)
Other	0.6	(0.8)
Total Adjusted EBITDA	$507.5	$449.3

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in the Company’s 2007 Form 10-K. Liabilities for unrecognized tax benefits in the amount of $26.7 million as of December 31, 2007 related to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, were excluded from the Contractual Obligations table as we were unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Liabilities for these unrecognized tax benefits are classified as non-current income tax liabilities (other liabilities) unless expected to be paid in one year. There have not been significant changes to these contractual obligations as of September 30, 2008, except for the additional borrowings related to the formation of the Titanium Dioxide Pigments venture in September 2008.

Capital Expenditures

Rockwood’s capital expenditures for the nine months ended September 30, 2008 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment.

For the nine months ended September 30, 2008 and 2007, our capital expenditures, excluding capital leases, were $157.1 million and $135.5 million, respectively. Capital expenditures for each of our reporting segments are provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Nine months ended September 30, 2008	$50.8	$30.3	$31.0	$32.0	$8.7	$4.3	$157.1

Nine months ended September 30, 2007	42.7	23.5	28.9	21.5	14.6	4.3	135.5

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

Foreign currency related transactions

As of September 30, 2008, $1,516.6 million of the debt outstanding is denominated in euros.

Recent Accounting Pronouncements

See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of September 30, 2008, the Company had approximately $29.2 million of letters of credit and other bank guarantees, of which $24.8 million will expire in 2008 through 2012. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $24.6 million that reduced our availability under the senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

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

The significant accounting policies of the Company are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2007 Form 10-K. There have been no significant changes to these critical accounting policies and estimates as of September 30, 2008.

One of our critical accounting policies relates to the impairment of goodwill, property, plant and equipment and other intangible assets.  The recoverability of goodwill is reviewed on an annual basis during the fourth quarter.  Additionally, the recoverability of goodwill, property, plant and equipment and other intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable.

Due to the recent economic downturn, some of our businesses have been negatively impacted.  In particular, the downturn in the domestic housing market has had an unfavorable impact our Color Pigments and Services and Timber Treatment Chemicals businesses that are part of our Performance Additives segment.  In our Titanium Dioxide Pigments segment, market conditions, including pricing pressure and current industry overcapacity, have negatively impacted this segment.  As of September 30, 2008, our analysis indicates that the fair values of our reporting units exceeded their carrying amounts and therefore, we did not have a triggering event requiring an interim impairment review.

We will continue to monitor the economic environment and any impact it may have on our businesses and will perform our annual goodwill impairment review in the fourth quarter of 2008.

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

•                  our ability to access capital markets;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in the Company’s 2007 Form 10-K. There have been no significant changes to these market risks as of September 30, 2008.

Item 4T.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 and concluded that our disclosure controls and procedures are effective. In connection with this evaluation, our management did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the third quarter of 2008.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to product liability, intellectual property and environmental matters. In addition, we may be required to make indemnity payments in connection with certain product liability and environmental claims. See Item 1, “Business,” and Item 1A, “Risk Factors,” “Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested”; “Product Liability— Due to the nature of our business and products, we may be liable for damages arising out of product liability claims”; and “Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims” in our 2007 Form 10-K. However, we do not believe that there is any other individual, governmental, legal proceeding or arbitration that is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition. We cannot predict the outcome of any litigation or the potential for future litigation. See Note 14, “Commitments and Contingencies,” and Item 3, Legal Proceedings in our 2007 Form 10-K for descriptions of other legal matters.

Item 1A. Risk Factors.

A discussion of the Company’s risk factors is included in the Company’s Form 10-K for the year ended December 31, 2007. There have been no material changes to these risk factors, except for the following:

Downturns in certain industries and general economic conditions could adversely affect our profitability.

In the event that the volatile conditions affecting worldwide financial markets persist or result in a prolonged economic downturn or recession, our results of operations, cash flows and financial position could be materially and adversely affected. Under such circumstances, the demand for our products could decrease, which would adversely affect our results of operations. In addition, our products are used in certain industries, such as the automotive, data and communications and construction industries. Prolonged downturns in one or more of these industries could severely reduce demand for our products. For example, sales in our Performance Additives business have been adversely impacted by downward trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Further, a downturn in the automotive industry, particularly in Europe, may adversely affect the results of operations of our Surface Treatment business in our Specialty Chemicals segment. Moreover, if the value of one or more of our businesses deteriorates, we may be required to record impairment charges that could adversely affect our results of operations. If we are unable to successfully anticipate or respond to changing economic conditions, our results of operations and financial position may be materially and adversely affected.

Further, a prolonged economic downturn or recession or further market disruption in the capital and credit markets may adversely impact our future cash flows from operations and our liquidity. For example, the recent deterioration of these markets has had a material and adverse impact on our pension plan assets, which may require us to make certain payments into these plans in the form of a one-time payment or over an extended period, and any further deterioration in the capital markets may require us to fund additional amounts in the future. Any such payments may materially and adversely impact our liquidity. If our sources of liquidity are insufficient to meet our needs, we may be forced to use other means available to us, such as reduce or delay capital expenditures or other cost cutting measures or seek additional sources of capital such as through additional borrowings, equity issuances by Holdings or other sources, to satisfy our liquidity needs. The recent unprecedented adverse conditions in the global capital and credit markets may limit our ability to secure capital or obtain it on terms and conditions that are acceptable to us. We cannot predict with any certainty the impact of this or any further disruption in these markets or our ability to access these markets in the future.

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
Date: November 13, 2008

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: November 13, 2008