Form 10-Q/A
period 2008-09-30
ROCKWOOD SPECIALTIES GROUP INC
filed 2009-01-09
CIK 1261302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The Registrant’s common stock, par value $0.01 per share, is not publicly traded. As of December 31, 2008, there were 382,000 outstanding shares of common stock of the Registrant, all of which is held by our parent company Rockwood Specialties International, Inc.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Rockwood Specialties Group, Inc. (the “Company”) for the period ended September 30, 2008, as filed by the Company on November 13, 2008 (the “Original Filing”).  This Amendment to the Quarterly Report is being filed solely to amend the Section 302 certifications appended as Exhibits 31.1 and 31.2.  Specifically, the Company is refiling these certifications solely to add certain required language concerning internal control over financial reporting that was inadvertently omitted from the Company’s certifications in the Original Filing.  This Amendment does not alter or affect any other part or any other information originally set forth in the Original Filing.  This Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing or modify or update in any way disclosures made in the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ SEIFI GHASEMI
Seifi Ghasemi
Chairman and Chief Executive Officer
Date: January 9, 2009

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: January 9, 2009

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.