Form 10-K
period 2008-12-31
ROCKWOOD SPECIALTIES GROUP INC
filed 2009-03-11
CIK 1261302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  333-109686

Rockwood Specialties Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	52-2277390
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7101 Muirkirk Road, Beltsville, Maryland 20705

(Address of principal executive offices) (Zip Code)

(301) 470-3366

(Registrant’s telephone number, including area code)

100 Overlook Center, Princeton, New Jersey 08540

(Former address of principal executive offices) (Zip Code)

(609) 514-0300

(Registrant’s former telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

The Registrant meets the conditions set forth in General Instructions I (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format as permitted.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

The Registrant’s common stock, par value $0.01 per share, is not publicly traded. As of March 6, 2009, there were 382,000 outstanding shares of common stock of the Registrant, all of which is held by its parent company Rockwood Specialties International, Inc.

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

Item 1. Business.

Unless we indicate otherwise or the context otherwise requires, any references to “we,” “our,” “us,” the “Company,” “Group” or “Rockwood” refer to Rockwood Specialties Group, Inc. and its consolidated subsidiaries.

Unless otherwise noted, all balances which are denominated in euros are converted at the December 31, 2008 exchange rate of €1.00 = $1.3971.

General

Rockwood is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials used for industrial and commercial purposes. Rockwood was incorporated in Delaware in October 2000 in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000 (the “KKR Acquisition”) by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). The businesses acquired focused on specialty compounds, iron-oxide pigments, timber-treatment chemicals, clay-based additives, pool and spa chemicals and electronic chemicals in semiconductors and printed circuit boards.

On July 31, 2004, we acquired the specialty chemicals and advanced materials businesses of Dynamit Nobel (the “Dynamit Nobel Acquisition”), which focused on highly specialized markets and consisted of surface treatment and lithium chemicals, advanced ceramics and titanium dioxide pigments.  Through this acquisition, we created a further diversified portfolio of distinct specialty chemicals and advanced materials businesses, combining two companies with similar service-driven cultures focused on high margins; expertise in inorganic chemistry; stable profitability; growth platforms; and proven management teams. In addition, we believe the Dynamit Nobel Acquisition bolstered our leading competitive positions by enhancing our ability to develop innovative products and solutions for our customers, expanding our technological knowledge and further reducing our exposure to any particular raw material or end-use market.

On January 9, 2007, we completed the sale of our Groupe Novasep subsidiary, which focused on the custom synthesis and production of active ingredients for pharmaceuticals and the development of purifications solutions; on December 31, 2007, we completed the sale of our Electronics business, excluding our European wafer reclaim business; and on October 10, 2008, we completed the sale of our pool and spa chemicals business.  In the financial statements contained herein, the Groupe Novasep subsidiary, the Electronics business, excluding the wafer reclaim business, and the pool and spa chemicals business are presented as discontinued operations.    Prior period financial statements have been reclassified to reflect discontinued operations for all periods presented.  The Groupe Novasep subsidiary and the Electronics business, including the wafer reclaim business, represented two of our reportable segments.  See Note 2, “Discontinued Operations,” for further details.

On September 1, 2008, we completed the formation of a venture with Kemira Oyj (“Kemira”) that focuses on specialty titanium dioxide pigments.  This venture combines the Company’s titanium dioxide pigments and functional additives business and Kemira’s titanium dioxide business. The Company has consolidated this venture and has reported Kemira’s interest as minority interest in the consolidated financial statements. See Note 4, “Acquisitions,” for further details of this venture and other bolt-on acquisitions made in 2008.

Our products consist primarily of inorganic chemicals and solutions and engineered materials. They are often customized to meet the complex needs of our customers and to enhance the value of their end products by improving performance, providing essential product attributes, lowering costs and/or making them more environmentally friendly. We generally compete in niche markets in a wide range of end-use markets, including metal treatment and general industry, automotive, construction, chemicals and plastics, electronics and telecommunications, and life sciences (including pharmaceutical and medical markets). No single end-use market accounted for more than 17% of our 2008 net sales.

We have a number of growth businesses, which are complemented by a diverse portfolio of businesses that historically have generated stable revenues.  Our high margins, diverse customer and end-use market base, capital discipline and ongoing productivity improvements provide us with a platform to capitalize on market growth opportunities.

We operate globally, manufacturing our products in 96 facilities in 26 countries and selling our products and providing our services to more than 60,000 customers, including some of the world’s preeminent companies. We believe our products are generally critical to our customers’ products’ performance, but account for a small percentage of the total cost of their products. No single customer accounted for more than 2% of our 2008 net sales. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 3, “Segment Information,” in the accompanying consolidated financial statements.

On August 22, 2005, Rockwood Holdings, Inc. (“Holdings”), our ultimate parent, completed an initial public offering (“IPO”) of 23,469,387 shares of its common stock, which included 3,061,224 shares issued and sold as a result of the underwriters’ exercise of the over-allotment option. Net proceeds of approximately $435.7 million were primarily used to reduce indebtedness.

We operate our business through the following five business segments: (1) Specialty Chemicals; (2) Performance Additives; (3) Titanium Dioxide Pigments; (4) Advanced Ceramics and (5) Specialty Compounds. The following table sets forth net sales of each segment, and the percentage of our net sales for the year ended December 31, 2008, as well as our principal products and our principal end-use markets. For financial information about each segment, see Note 3, “Segment Information.”

	2008 Net Sales
	$ in	% of
Segment	Millions	Total	Principal Products		Principal End-Use Markets
Specialty Chemicals	$1,232.6	36%	• • • •	Lithium compounds and chemicals Metal surface treatment chemicals including corrosion protection/prevention oils Synthetic metal sulfides Maintenance chemicals

•   Automotive pre-coating metal treatment and car body pre-treatment

•   Steel and metal working

•   Life sciences (pharmaceutical synthesis and polymers)

•   Polymerization initiators for elastomers

•   Steel and metal working

•   Batteries

•   Disc brakes

•   Aircraft industry

Performance Additives	$835.6	25%	• Iron-oxide pigments • Wood protection products • Inorganic chemicals • Synthetic and organic thickeners • Flocculants	• Residential and commercial construction, coatings and plastics • Coatings • Personal care, paper manufacturing, foundries • Water treatment

Titanium Dioxide Pigments	$534.8	16%	• Titanium dioxide pigments • Barium compounds • Zinc compounds	• Synthetic fibers for clothing • Plastics • Paper • Paints and coatings • Pharmaceutical contrast media

Advanced Ceramics	$505.9	15%	• Ceramic-on-ceramic ball head and liner components used in hip joint prostheses systems • Ceramic tapes • Cutting tools • Wear and corrosion	• Medical (hip replacement surgery) • Industrial • Electronics • Automotive • Defense (vehicle protection)

Specialty Compounds	$261.5	8%	• High specification compounds such as polyvinyl chloride (PVC) and thermoplastic elastomer (TPE)	• Voice and data transmission • Cables • Food and beverage • Packaging • Medical applications • Footwear • Automotive

Corporate and other (a)	$9.7	—%	• Wafer recycling and repair	• Semiconductors manufacturing

	$3,380.1	100%

(a)                Represents our European wafer reclaim business that was not included as part of the sale of our Electronics business in December 2007. Our wafer reclaim business provides semiconductor wafer reclaim services, wafer thinning/grinding services and wafer supply services. This business works on silicon and sapphire substrates with semiconductor and solar cells manufacturers.

Diverse Customer and End-Use Market Base. We operate a diverse portfolio of distinct specialty chemicals and advanced materials businesses. We have more than 60,000 customers worldwide that cover a wide variety of industries and geographic areas. Of our 2008 net sales, 54% were shipments to Europe, 29% to North America (predominantly the United States) and 17% to the rest of the world. No customer accounted for more than 2% of such net sales, and our top ten customers represented only approximately 8% of such net sales. Our largest end-use market represented approximately 17% of such net sales.

The following chart provides a breakdown of our 2008 net sales by end-use markets:

Within these end-use markets, there is further diversification by sector, product and region. For example, within the construction end-use market, our Performance Additives segment companies provide materials for new construction as well as companies that focus on remodeling and renovation. In addition, we serve construction materials clients in both the residential and commercial sectors located in North America, Europe and Asia. Within the life sciences end-use market, we serve a number of sectors, including the medical applications sector through our Specialty Compounds and Advanced Ceramics segments and the pharmaceutical sector through our Specialty Chemicals segment.

Operating Segments

The following describes each of our operating segments, as well as the principal products or principal divisions within each segment.

Specialty Chemicals (36% of 2008 net sales)

Our Specialty Chemicals segment operates under the Chemetall brand name and develops and manufactures metal surface treatment products and services, lithium chemicals and fine chemicals for a wide range of industries and end markets. This segment is comprised of two business lines: (1) Surface Treatment, which supplies surface treatment products and solutions for metal processing industries; and (2) Fine Chemicals, which supplies lithium products across the entire value chain from raw materials to specialty lithium compounds and advanced metal-based specialty chemicals to niche markets. Our Specialty Chemicals segment generated net sales of $1,232.6 million, $1,082.9 million and $918.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. See Note 3, “Segment Information,” for additional financial information regarding our Specialty Chemicals segment.

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

Surface Treatment competes in markets characterized by significant barriers to entry, proprietary manufacturing technologies and know-how, demanding product-handling requirements, rigorous product quality and performance standards and specifications and longstanding service-intensive customer relationships. In order to remain competitive, we are focused on developing new products, improving process technologies, expanding our customer base and broadening our technology capabilities in existing and new markets through internal research and development and bolt-on acquisitions.  For example, in 2008, we increased our marketing efforts in Central/Eastern Europe and Asia (especially by our joint ventures in China and India), increased our market share in European, Japanese and Korean automotive original equipment manufacturers (“OEM”), grew in General Industry segments and improved our position in the Aerospace OEM Industry.  In September 2008, we acquired Nalco’s Finishing Technologies business that provided chemicals and services for pre-treating of metal for customers primarily in the General Industry market. This acquisition, as well as an acquisition in December 2007 of a business focused on the pre-treatment of metal surfaces for customers primarily in the coil market, have increased our technology and customer base, predominantly in North America.  In 2008, we also undertook a number of research and development projects with industrial partners and scientific institutes that help us fulfill our needs for more cost efficient and environmentally compatible technologies.  As a result, new products and improved technologies were launched in 2008 and more are expected in the near future.

The core end-markets that Surface Treatment operates in are as follows:

Automotive Technologies. We provide surface treatment products and solutions for automotive OEMs, including an entire range of products and services for use in the “paint shop” step of car-body manufacture. The products and services we provide typically represent a low percentage of total car body production costs, but have high value in terms of corrosion protection and surface quality. Major applications include car-body treatment (zinc-phosphating) and paint coagulation. Our services typically include intensive process control and chemical management in the customer’s production processes.

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

General Industry. General industry includes the largest number of customers among the Surface Treatment businesses.  We offer a range of products and services to a broad range of industrial end-markets that have metal surface treatment applications, including cleaning, activation, conversion coating and final rinsing. Our products include cleaners, iron phosphates, coolants, paint strippers and flocculants.   The acquisition of Nalco’s Finishing Technologies business in September 2008 expanded our product range in North America and China, with products in the field of metalworking fluids.  Over the last two years, we have introduced a new generation of iron-phosphating products in the U.S. market, which we expect will provide growth in the next few years, and began offering silane or oxsilan-based systems. The markets in General Industry include household appliances manufacturing, can producers, heating, ventilation, aluminum finishing and other diverse end-markets.

Aerospace Technologies. We provide products and services for Aerospace OEMs, airlines and maintenance companies. Aerospace Technologies focuses on four major application areas: cleaning; corrosion protection; maintenance chemicals; and sealants. Cleaning products, including our Ardox products, are used for the interior and exterior cleaning of airplanes and range from daily cleaning to complete aircraft overhaul. Corrosion protection products include waxes used to protect airframes. Maintenance chemicals for aircraft engines and turbines include high performance cleaners and products for non-destructive testing of engines, while aircraft sealants provide high technology sealing solutions for airplanes and are expected to contribute significantly to growth in the next few years. In the last few years, we introduced further variances of low-density sealants in the market place.  This strategy was expanded in 2007 and 2008, resulting in obtaining additional market share for this product range at major aerospace manufacturers.  A new production line for sealants was established in 2008 to fulfill increasing demand.  Also, we acquired a business in March 2008 that focuses on the non-destructive testing of engines, primarily in the Aerospace business.  In addition, we produce specialty products, which are similar to metal surface treatment products, but are used on the glass substrates for glass manufacturers, including specialty cleaners, polishing products, cutting oils and cooling lubricants.

Competition

We believe that the top five competitors in the global metal surface treatment market held an estimated market share of more than 50% in 2008. We believe that Henkel Surface Technologies is the global market leader, followed by us. The remaining top competitors include Nihon Parkerizing, PPG and Nippon Paint Co., Ltd. Competition in this market is based primarily on customer service, product quality and technological capabilities.

Customers

Surface Treatment serves a large customer base that is dependent on the industry served and its specific customer needs. Surface Treatment’s largest customers include Daimler AG, ArcelorMittal, Volkswagen AG and European Aeronautic Defense and Space (EADS). The composition of the customer base varies widely among product groups and industries served. The Automotive Technologies business division serves approximately 20 customers, primarily global OEMs, and the Automotive Components business division serves approximately 500 small to large customers. The Cold Forming and Coil Coating business division serves approximately 800 mid-size to large customers and the General Industry business division serves approximately 45,000 small to large customers in a broad range of industries worldwide. The Aerospace Technologies business division serves approximately 4,500 small to large customers worldwide.

Fine Chemicals

Our Fine Chemicals business line consists of our lithium, special metals and metal sulfides product lines. We believe that our Fine Chemicals business line is the leading global producer of basic and specialty lithium compounds and chemicals and advanced metal-based specialty chemicals.

Fine Chemicals develops and manufactures a broad range of basic lithium compounds, including lithium carbonate, lithium hydroxide, lithium nitrate, lithium chloride, and value added lithium specialties and reagents, including butyllithium and lithium aluminum hydride. Lithium is a key component in products and processes used in a variety of applications and industries, which range from lithium batteries, high performance greases, thermoplastic elastomers for car tires, rubber soles and plastic bottles to intermediates in the pharmaceutical industry. In our Fine Chemicals business, we operate our lithium business along the following four business divisions reflecting its core end-markets: (1) Specialities; (2) Lithium Salts; (3) Butyllithium/Lithium Metal and (4) Battery Products.

In addition to developing and supplying lithium compounds, we provide technical service, including training of customers’ employees, relating to the handling of reactive lithium products. We also offer our customers recycling services for lithium containing by-products resulting from synthesis with organolithium products, lithium metal and other reagents. We plan to continue to focus on the development of new products and applications. Currently, we are in the process of developing lithium compounds for several near- to medium-term, new and potentially high growth products for various applications, such as pharmaceuticals and batteries for electric vehicles.

Fine Chemicals also develops and manufactures advanced metal-based specialty chemicals along two business divisions based on its principal product groups: (1) Metal Sulfides, which develops and manufactures natural and synthetic metal sulfides used in brake pads and clutch facings and cutting and grinding wheels and (2) Special Metals, which develops and manufactures cesium products for the chemical and pharmaceutical industries and zirconium, barium and titanium products for various pyrotechnical applications, including airbag igniters. Currently, we are a major supplier of natural and synthetic metal sulfides for use in friction materials. In addition, we hold several key patents, which, we believe gives us a competitive advantage in the fast growing synthetic metal sulfides market.  Fine Chemicals is also a major commercial producer of certain cesium compounds which are used for X-ray image intensifiers and displays for digital X-ray technology.  In order to further strengthen our competitive position in the metal-based specialty chemicals market, we are focused on the production of new variations of synthetic metal sulfides and new cesium products for organic synthesis. We also continuously monitor our customers’ industries for potential new applications for our products. In addition, we plan to expand our business by penetrating growth areas such as India and China.

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

Principal Business Divisions

Lithium

Specialities. We develop and manufacture lithium compounds and other products for life science applications, such as special reagents for the synthesis of drug intermediates as well as for the flavor and fragrances industry. The two principal products in this business division are butyllithium and lithium aluminum hydride, for which we believe we hold leading market positions. We also produce various other compounds which include lithium metal, grignard reagents and alkoxides. Our research and development team often works closely with research and development departments of pharmaceutical companies, especially in the European market, in order to develop products and solutions tailored for their needs. In addition, broad variations of our specialities are designed to produce liquid crystals for flat screens.

Lithium Salts. We develop and manufacture basic lithium compounds, which serve a wide range of industries and applications. Our products include (1) lithium carbonate, for which the leading application is the production of thin, light weight lithium-ion batteries.  It is also used as a fluxing agent for enamels, glass and ceramic production to lower process temperature in aluminum electrolysis, and as a cement additive for construction applications; (2) lithium hydroxide, which is principally used in high performance greases for automotive and industrial applications; (3) lithium nitrate, which is principally used in the rubber industry and (4) lithium chloride, which is principally used in gas and air treatment.

Butyllithium/Lithium Metal. Our main product, butyllithium, is used as a polymerization initiator for synthetic rubber and thermoplastic elastomers and as a reagent for the synthesis of active pharmaceutical ingredients (“API’s”) and Agrochemicals. Lithium metal is used in organic synthesis processes, primarily in the area of steroid chemistry and vitamins.  Generally, these products require a high degree of handling, transport and application know-how and customer service due to their high reactivity. We benefit from being a major supplier with butyllithium manufacturing facilities in the United States, Germany and Taiwan.

Battery products. We develop and manufacture lithium products for electronic applications, mainly for the primary (disposable) and secondary (rechargeable) battery industries. Our major product is battery grade lithium metal, which is used as anode material for primary batteries. Lithium ion-based batteries are used extensively in consumer electronics, such as mobile phones, camcorders and laptops. We are currently developing a new generation of conductive lithium salts used for the battery market, which, we believe, has the potential to drive significant growth in the future.

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

Special Metals. We develop and manufacture a unique range of products based on special metal compounds derived from cesium, zirconium, titanium, barium and rubidium. These products are used in highly specialized, technology-driven end-applications such as X-ray diagnostic systems, airbags and vacuum lamps and serve various end-markets, such as chemical, pharmaceutical, metallurgical, automotive, electronics and pyrotechnical industries.

Competition

Lithium. We believe the global lithium market consists of three major producers and a number of other small producers mainly from China. We believe that we are the global market leader in the lithium market. While we offer a diverse range of products from raw materials to specialty lithium compounds, FMC Corporation offers mainly specialty lithium compounds, and Sociedad Quimica y Minera de Chile S.A. (“SQM”) offers a more limited product line focused on basic lithium compounds. Competition in this market is based on product quality, reliability of products and customer service.

Metal-based Specialty Chemicals. We believe that in the metal-based specialty chemicals business, Fine Chemicals holds a leading market position in its niche markets. We have a leading position in friction materials and are the only supplier offering a full product range of friction stabilizers and abrasive additives based on metal sulfides.  Key competitors include: Dow Corning Corporation, Catalise Brasil and American Minerals, Inc. in the Metal Sulfides division and Cabot Corporation and Sigma Aldrich-APL in the Special Metals division. Competition in the metal-based specialty chemicals markets in which Fine Chemicals competes is based on product quality and product diversity.

Customers

Fine Chemicals serves approximately 1,000 customers worldwide in its lithium business and 700 customers worldwide in its metal-based specialty chemicals products business. Fine Chemicals’ customers of lithium products include Bayer CropScience, Kraton Polymers U.S. LLC, Energizer Holdings, Inc. and DSM N.V.

Performance Additives (25% of 2008 net sales)

Our Performance Additives segment consists of business lines which develop and manufacture a range of specialty chemicals used in industrial and consumer products and processes to enhance performance or create unique characteristics. This segment manufactures and markets products that are based on a focused research and development effort and a strong technology base. Our Performance Additives segment generated net sales of $835.6 million, $798.5 million and $724.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. See Note 3, “Segment Information,” for additional financial information regarding our Performance Additives segment.

Color Pigments and Services

Our Color Pigments and Services business line is a global producer of synthetic iron-oxide and other inorganic pigments in a wide range of yellow, red, orange, ultramarine blue, black, manganese violet or blended shades, and serves the construction, paints and coatings, plastics, and specialty application markets with powder, granular and liquid grades. Color Pigments and Services focuses on developing and manufacturing high value-added inorganic pigments. The business also offers a number of unique pigment dispensing systems. Color Pigments and Services generates sales from construction applications, which include colorings for concrete products such as paving stones, bricks, concrete blocks, roofing tiles, ready mix, stucco and mortar, paints and coatings and plastics, paper and rubber and for specialty applications including security inks, toners for printers and copiers, catalysts and cosmetics.  Our Color Pigments and Services business line has been driven by product innovation, our brand names and our customer and technical service, including customer-specific color blending.

In 2007, we acquired the global color pigments business of Elementis plc, which included its color pigments and specialty paint driers business in North America, Europe and China.  In August 2008, we acquired Holliday Pigments, a leading global manufacturer of technical grade ultramarine blue and manganese violet pigments which are used for a wide range of applications, including plastics, cosmetics, coatings and inks.  See Note 4, “Acquisitions,” for additional information on these acquisitions.

Principal Products

Construction Color Pigments and Services. We develop and manufacture principally iron-oxide pigments for manufacturers of construction products for use in the coloring of concrete products, including paving stones, bricks, concrete blocks, roofing tiles, stucco and mortar. Color Pigments and Services’ major U.S. brand is Davis Colors and its key products include Granufin/Granumat, Hydrotint, Mix-Ready and Chameleon. Granufin is a unique, dry, microgranulated pigment that combines the flow characteristics of a liquid with the storage and handling advantages of a powder. The Granumat dispensing system offers a variety of configurations and features designed to accommodate the varying requirements and budgets of concrete product manufacturers. Granufin pigments and the Granumat system improve product handling and color consistency for our customers.  However, the patent on the granulation technology used in Granufin expired in 2007. Our Chameleon system, which works in combination with our liquid pigments, automatically weighs, blends and conveys colors into a ready-mix truck using a standard personal computer and custom-developed Windows-based software. Color Pigments and Services has an agreement pursuant to which an affiliate of W.R. Grace & Co. sells admixtures and fibers, distributes our liquid pigments and Chameleon dispensing systems to ready-mix and pre-cast producers in the concrete industry. Our combined efforts provide ready mix and pre-cast customers with added value in the form of colored, ready-mix concrete.

Paints, Coatings and Colorants. We also develop and manufacture color pigments for the paints, coatings, plastics, paper and rubber end-use markets including the brands Ferroxide, Trans-oxide and Colourplex. We produce a wide variety of pigments for these markets that include synthetic iron-oxides, corrosion inhibitor pigments, complex inorganic color pigments and process natural pigments such as burnt umbers and siennas. The largest application for these products is colorant used in architectural, industrial and special purpose paints and coatings. Color, ease of dispersion and chemical stability are the primary characteristics of our products, which can be used in a wide variety of both solvent and water-borne systems. We believe that a number of Color Pigments and Services’ products are considered industry standards in the markets in which we compete, such as our Mapico yellow and Copperas red pigments for architectural and industrial applications and our heat stable tans, which can tolerate applications requiring high temperature processing, such as plastic compounding and roofing granules.

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

Competition

We believe that there are a significant number of producers of iron-oxide pigments across the globe at both the pigment synthesis and finishing levels with whom we compete. We believe these producers include Lanxess Corporation, Cathay Pigments, Interstar, Yipin Pigments as well as other producers in Japan and China. Competition in this segment is based on customer service, product attributes, such as product form and quality and price. Product quality is critical in the higher end of the business on which Color Pigments and Services focuses, as inconsistent product quality can have an adverse impact on the color consistency of the end-product.

Customers

Color Pigments and Services’ key customers include Akzo Nobel, Oldcastle (CRH plc), Pavestone Company, The Sherwin-Williams Company, Evonik Degussa, and WR Grace & Co., each of which has been our customer for at least ten years. Color Pigments and Services’ customer base is highly fragmented.

Timber Treatment Chemicals

The Timber Treatment Chemicals business line is a manufacturer of wood protection products primarily in North America and we market these products through our joint venture with Rohm and Haas Company formed in 2007. Wood protection products enhance the performance of wood by increasing its longevity through protection from decay and fungal or insect attack. Our specialty timber chemicals also add water repellency, fire retardancy, mold inhibition and other properties to wood products. Timber Treatment Chemicals’ products include wood protection products based on our alkaline copper quaternary, or ACQ technology, which was awarded the Environmental Protection Agency (“EPA”) Presidential Green Chemistry Challenge Award in 2002, Ecolife, our new non-metallic wood preservative technology and chromated copper arsenate, or CCA.  In 2008, we commercialized our newest Ecolife system which utilizes Ecovance, a high-performance non-metallic preservative with enhanced environmental benefits. Ecovance was approved for use for wood protection by the EPA in January 2008. We expect Ecolife to take advantage of market desire for non-metallic wood protection products and the growth potential in the development and commercialization of the next generation of wood protection products.  Other products include Clearwood, our wood protection product for wood windows and doors, as well as a range of specialty additives with fire retardant, water repellent or moldicide properties. Applications for our products include wood protection products used for decking, fencing, playground equipment, garden furniture, house construction materials, utility poles, and other wood constructions.

In addition, Timber Treatment Chemicals provides a broad range of technical expertise and services to its customers. In particular, Timber Treatment Chemicals works closely with its customers to assist them in reducing the total cost of their manufacturing process by supplying timber treatment chemicals as well as treatment equipment along with technical support.  We believe that Timber Treatment Chemicals is a leading provider in North America of new generation alternative timber treatment chemicals, such as ACQ and Ecolife, which provide enhanced environmental benefits as they do not contain chrome or arsenic.

Our Timber Treatment Chemicals business also manufactures inorganic chemicals such as nitrates and chlorides for various industrial applications including chemicals that are added to concrete as curing accelerants and corrosion inhibitors, chemicals that are used for odor control in water treatment, galvanizing fluxes, micronutrients, pesticides and catalysts used in the manufacture of textile resins.

Many of our Timber Treatment products are registered pesticides and subject to extensive regulation. In February 2002, the EPA announced a voluntary decision by CCA manufacturers, including our subsidiary, to amend their registrations for CCA to limit use of CCA-treated lumber in most residential settings. The EPA amended CCA registrations, effective December 31, 2003, to prohibit CCA-treated wood for use in most residential settings, including play structures, decks, picnic tables, landscaping timbers, residential fencing, patios, walkways and boardwalks. Similar initiatives were enacted in Canada by the Pest Management Regulatory Agency, which imposed similar limitations on the use of CCA-treated wood. The EPA conducted a risk assessment of CCA-treated wood in existing structures and issued a final report in 2008 that concluded there are no unacceptable risks to the public for existing CCA-treated wood being used around homes. The use of ACQ and other formulations has increased following the industry-wide voluntary transition to non-arsenic chrome-based wood protection products discussed above.

Likewise, in Japan, the use of arsenic-based chemicals, such as those used in the manufacture of CCA wood protection products, is restricted through legislation limiting the levels of arsenic allowed in rainwater runoff from outdoor wood product storage areas. This legislation created an opportunity for us to supply a significant portion of the Japanese timber treatment chemicals market through our ACQ product line. In European Union markets, restrictions were enacted in mid-2004.

Principal Products

We develop and manufacture a broad range of wood protection products, fire retardant and specialty chemicals for use in residential and industrial wood applications. In addition, we provide treatment equipment, which facilitates the handling and treatment of wood and chemicals and we provide comprehensive technical support services to our customers. Timber Treatment Chemicals’ key brands include Ecolife, Preserve, Preserve Plus, Ultrawood, D-Blaze, Clearwood and SupaTimber.

We also develop and manufacture inorganic metallic chemicals for certain specialty markets. These include zinc chloride-based products, other chlorides, and a range of nitrates and other chemicals. Some of these products are manufactured using by-products from other large chemical companies.

Competition

We believe that Timber Treatment Chemicals was one of the leading manufacturers of wood protection products in North America in 2008, along with Arch Chemicals, Inc., Osmose, Inc. and PhibroTech Inc.  BASF Group, Kurt Obermeier GmbH & Co. KG and Rutgers AG are other competitors, particularly in Europe. Competition for wood protection products is mainly based on price, customer support services, innovative technology and product range. In the inorganic chemicals market, we operate in niche areas, and therefore have few competitors overall. Competition in the inorganic chemicals market is mainly based on quality, customer support services and price.

Customers

Timber Treatment Chemicals sells its products primarily to wood processors who pressure-treat wood. Major customers include Coos Head Forest Products, Inc., Culpeper Wood Preservers, Envirofor Preservers Ltd., Georgia Pacific Corporation, Jeld-Wen, Inc., Koshii Preserving Co. Ltd., Spartanburg Forest Products, Inc. and Sunbelt Forest Products Corporation. Customers of our inorganic chemicals product line include Evonik Degussa AG, Rohm and Haas Company, Nalco Company and W.R. Grace & Co. Most of these companies have been our customers for at least ten years.

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

Principal Products

Coatings and Inks. We offer a comprehensive line of additives which modify the viscosity, flow and suspension properties of coatings and inks, including Claytone for the manufacture of industrial and special purpose coatings, such as bridge, marine and maintenance paints, architectural coatings and associative thickeners; Optigel clays for water-based coatings and Laponite for the manufacture of automotive coatings. Our Garamite additives are used in the manufacture of high solids, low volatile organic content epoxy coatings for industrial applications.

Paper. We serve the paper industry with a product line that includes bentonite retention aids, which are used in the paper-making process to reduce fiber losses and aid in water drainage from the sheet and an additive, which provides fade-resistant color for carbonless copy paper. We also produce a grade of Laponite which is used in the production of clear, flexible and moisture-resistant films and coatings with conductive, anti-static and anti-sticking properties, that are used in the manufacture of specialty photographic and anti-static papers, ink jet papers and anti-static packaging.  Our Fulacolor clay product range is used in the color developing system for carbonless copy paper.

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

Composites. We developed and introduced the Cloisite range of clays for the manufacture of nanocomposite plastics and composites. While the majority of our customers purchase Cloisite for developmental products and applications, a key commercial development in 2007 was the introduction of a new, high-strength, lightweight plastic by Yamaha for personal watercraft hulls and deck lids utilizing Cloisite nanoclay.  The acquisition of Süd-Chemie’s Nanofil business extended our range of product offerings for nanocomposites, and brings valuable know-how and intellectual property for flame retardant applications. Our Garamite range of clays is used in the manufacture of fiberglass composites.

Water Chemistry. We are a leading manufacturer of polyaluminium chloride, or PAC, and polyaluminium nitrate-based flocculants in Central Europe. Flocculants are added to water to improve its purity before, during and after its use in industrial, commercial and municipal applications. PAC flocculants are widely used in public, industrial and swimming pool water treatment and as a process agent in the paper industry.  As discussed, we completed the formation of the Titanium Dioxide Pigments venture in September 2008.  The water treatment business, formerly part of the Titanium Dioxide Pigments segment, is now being reported in Clay-based Additives.

Competition

Clay-based Additives operates in specialty markets, and competes based on its research and development capabilities, its ability to produce innovative high-value product solutions and its sales and technical support. Our direct competitors in these markets include Elementis plc, Laviosa Chimica Mineraria S.p.A., R.T. Vanderbilt Company, Inc., Cytec, Amcol, Feralco AB, Arkema SA and Israel Chemical Ltd.  We also compete with manufacturers who produce non-clay-based alternatives to our end-users.

Customers

We supply major coatings manufacturers such as International Paint Limited, BASF Group, E.I. duPont de Nemours and Company, PPG Industries Inc., and The Sherwin-Williams Company; paper chemical and paper-making companies such as Mitsubishi Hi Tec Paper, Sappi Limited, Akzo Nobel, Brenntag AG, LEIPA Georg Leinfelder GmbH and Stora Enso Oyj; ink-makers such as Sun Chemical Corporation and oil drilling and services companies such as M-I SWACO L.L.C.

Titanium Dioxide Pigments (16% of 2008 net sales)

Our Titanium Dioxide Pigments segment operates under the Sachtleben brand name and is a leading producer of high quality chemical products with a unique range of small inorganic particles that add significant value to customers’ products and reduce the cost of customers’ production processes. Titanium Dioxide Pigments comprises two business lines: (1) Titanium Dioxide; and (2) Functional Additives. Our Titanium Dioxide Pigments segment generated net sales of $534.8 million, $442.9 million and $409.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. See Note 3, “Segment Information,” for additional financial information regarding our Titanium Dioxide Pigments segment.

In September 2008, we completed the formation of a venture with Kemira Oyj (“Kemira”) that focuses on producing and marketing specialty titanium dioxide pigments for the synthetic fiber, packaging inks, cosmetics, pharmaceutical and food industries.  This venture combines our existing titanium dioxide pigments and functional additives business and Kemira’s titanium dioxide business.  See Note 4, “Acquisitions,” for further details.

Titanium Dioxide

Our Titanium Dioxide business line through the venture is a leading producer of specialty grade titanium dioxide (“TiO2”), serving a wide variety of customers in the synthetic fibers, plastics, paints, packaging inks, coatings, cosmetics, pharmaceuticals and paper industries. TiO2 is a fine white powder that derives its value from its unparalleled whitening strength and opacifying ability, which is commonly referred to as hiding power. Our Titanium Dioxide business line’s principal products include TiO2 in anatase grade, TiO2 in rutile grade and titanium specialties. This business line also provides recycling services for sulfuric waste acid.

There are two ways of producing TiO2: the sulfate process and the chloride process. The chloride process permits production of only rutile TiO2 and is primarily suited for large volume production of standard TiO2 grades.  We believe most of the globally installed TiO2 capacity uses the chloride process as opposed to the sulfate process.  Unlike the chloride process, the sulfate process is capable of producing both the rutile and anatase grade of TiO2.  We employ the sulfate process for TiO2 production and thus, the output from most of the globally installed TiO2 production capacity does not compete with our anatase products.

We believe that we have a competitive advantage in fiber anatase production and special sophisticated anatase applications based on our strong technological capabilities, long-term customer relationships and extensive test runs with regular monitoring of product and process parameters. Although it represents a negligible part of the fiber material cost, TiO2 application know-how and a longstanding application track record of homogeneous anatase crystals, both of which avoid production interruptions and excessive wear or breakdown of our customers’ equipment, are critical to our customers. We intend to focus our rutile business on selected markets and applications and to further develop our titanium specialties business. We expect this segment to benefit from sales of newly introduced nano-particle titanium dioxide pigments that are used to provide ultraviolet light protection for cosmetics, plastics and coatings.  We also operate a waste sulfuric acid recycling plant in our production facility in Duisburg, Germany.

Principal Products

TiO2 in Anatase Grade. We develop and manufacture high quality anatase TiO2 pigments. These pigments are sold primarily to the global synthetic fiber industry, as well as paper, food and pharmaceutical industries. We believe our anatase pigment, sold under the brand name  Hombitan , is a leading global selling TiO2 product for applications in the synthetic fiber industry.

TiO2 in Rutile Grade. We develop and manufacture rutile TiO2 pigments, which are mainly used in special applications such as selected coatings, paints, packaging inks, plastics and laminated paper production processes. In this product area, we are geographically focused on the European market. Rutile-based TiO2 pigments generally possess performance characteristics different from anatase-based pigments. Rutile-based pigments significantly improve the weatherability and durability of polymer products by providing protection against yellowing and preventing embrittlement of the material. Our rutile grades are state of the art products and are used in applications with high technical requirements.

Titanium Specialties. Our titanium specialties products primarily include “nano-particles,” which are exceptionally fine-particled, transparent and easy-to-use pigment formulations that are used across a large and diverse range of applications in small volumes. For example, the specialty grade TiO2 products are used as UV-absorbers in sun protection cosmetics. In addition, the new nano-particles form the basis for innovative wood-protection products and innovative color variations by the paints and coatings industry. Other uses include catalysts, gas cleansing, photocatalysts and intermediates for special ceramics.

Competition

Titanium Dioxide Pigments’ key competitors include: (1) Fuji Titanium Industry Co., Ltd. and Kronos Worldwide, Inc. for anatase-based TiO2; (2) DuPont Titanium Technologies, Millennium Chemicals, Inc., Tronox Corporation, and Huntsman LLC for rutile-based TiO2; and (3) Tayca Corporation, Ishihara Corporation and Evonik Degussa for TiO2 specialties. Competition in the markets in which Titanium Dioxide competes is generally based on technological capabilities, product quality, price in rutile grade and customer service.

Customers

Titanium Dioxide Pigments’ customers include leading manufacturers of paints, such as BASF Group and E.I. duPont de Nemours and Company; fibers, such as Nan Ya Plastics Corporation and Invista Inc.; plastics, such as Ampacet Corporation and Ineos and paper, such as Munksjo GmbH and Papierfabrik August Koehler AG.

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

Zinc-based Additives. We believe we are also a leading producer of pure zinc sulfide pigments, mainly used in glass fiber reinforced plastic parts and coatings and a leading supplier of Lithopone, a white zinc sulfide pigment which is used in plastics and coatings.

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

Advanced Ceramics (15% of 2008 net sales)

Our Advanced Ceramics segment operates under the CeramTec brand name and is a leading global producer of high-performance advanced ceramics materials and products. Advanced Ceramics serves four principal end-markets: (1) medical; (2) electronics; (3) industrial; and (4) automotive, with strong market positions in various niche markets such as medical products, cutting tools and mechanical applications. Our Advanced Ceramics segment generated net sales of $505.9 million, $452.5 million and $389.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. See Note 3, “Segment Information,” for additional financial information regarding our Advanced Ceramics segment.

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

High-performance ceramics materials include ceramic powders, ceramic additives, structural ceramics and functional ceramics. Ceramic powders and ceramic additives are inputs to the manufacturing processes of structural and functional ceramics. Structural ceramics, also called engineering ceramics, take advantage of the mechanical properties such as hardness and wear-resistance to produce load-bearing or engineered components. Due to their resistance to corrosion and heat properties, structural ceramics are also used to perform under special chemical conditions or at high temperatures.  Functional ceramics, also referred to as electronic ceramics, focus on the unique electrical and magnetic properties of ceramics. Ceramic applications in electronic components, such as integrated circuit packages, capacitors and inductors account for the majority of today’s high-performance ceramic materials. We believe that increasing demand for electronic components will continue to offer significant growth opportunities for high-performance ceramics, such as piezo ceramics. As a leading supplier of electronic ceramics materials, we believe we are well positioned to take advantage of these growth opportunities.

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

Principal Products

Medical. We currently serve the medical applications market with two product groups - ceramic components for hip joint prostheses, such as ball heads and inserts and ceramic glove formers for high-quality latex gloves. The ceramic components for hip joint prostheses are mainly supplied to orthopedic implant manufacturers in the United States and Europe. Besides their high wear resistance and good friction behavior, high-performance ceramics are biologically inert, making them one of the few materials that are durable and stable enough to withstand the corrosive effects of bodily fluids. As a result, we expect high-performance ceramics will increasingly become more common for medical applications, such as for repair and replacement of hips, knees and other human body parts.

We believe that ceramic-on-ceramic hip implants benefit from additional substitution effects as young people and more active elderly people are better suited to use ceramic implants given their numerous attractive properties. Currently, the penetration rate for ceramic-on-ceramic hip implants in Europe is significantly higher than in North America because the first Food and Drug Administration (“FDA”) approval for ceramic-on-ceramic hip joint prostheses systems was granted in 2003. However, given the relative superior performance and positive early acceptance levels in the United States, we expect the market for ceramic-on-ceramic hip joint prostheses systems to grow significantly in future years. We believe we are well positioned to take advantage of the growing market as we are currently the only manufacturer of ceramic-on-ceramic hip implant components used in FDA-approved hip joint prostheses systems in the United States. Given the difficulties and time involved in obtaining an FDA approval, we believe that we will be the sole supplier in the intermediate term. We also enjoy strong relationships with the largest U.S. and European orthopedics implant manufacturers and are also expanding our focus to possible new applications in knee joint and intervertebral disc replacements.

Electronics. We develop and manufacture substrates, electrical resistor cores and ceramic tapes as carriers for electronic circuits. Substrates are ceramic plates with electrical, thermal and mechanical properties that serve as carriers in electronic applications. These highly specialized products are used in a wide range of industries, such as the automotive, consumer electronics, aeronautics and telecommunications industries. The demand for these products is driven, in large part, by the activity levels of the semiconductor market as well as a positive substitution effect for ceramic applications.

Cutting Tools. We develop and manufacture products used in cutting tools, other tools and tooling systems. Ceramic material properties such as high melting points, excellent hardness and good wear resistance make ceramics an excellent high-speed cutting tool material.  In addition, the longer life and faster cutting speeds possible with ceramic tools allow customers to save costs by increasing their throughput and reducing the downtimes for replacing their cutting tools.  We believe we are a leading supplier of ceramic cutting tools, other tools and tooling systems for high speed processing in the automotive, metalworking and mechanical engineering industries with automotive OEMs and their suppliers being our main customers.

Mechanical Applications and Systems. We also develop and manufacture high performance ceramic components that are used in mechanical applications and systems. Key product groups in mechanical applications include cutting blades, drawing and forming tools, drawing cones and capstans, guide elements, precision parts, pre-forms, friction discs, ceramic discs and cartridges for faucets. We primarily supply the general industrial, machinery, metalworking, automotive and textile industries with a large number of products customized to the customer requirements. Mechanical systems include products used in the sanitary fittings and automotive supplier industries in areas where fluids are pumped, compressed or stirred. such as bushings, face seal rings, pump components and valve shims and discs.

Other products. We also produce products used for applications in certain niche markets, such as electrical/thermal and ceramic metal connections and pre-forms for the casting process of piston engines, mainly for diesel engines. Other products, such as piezo ceramic components, may experience growth over the next few years, primarily in the automotive sector. In October 2008, we acquired a business that focuses on solutions for wear and corrosion protection in industrial plants and armor components used in vehicle protection.

Competition

Advanced Ceramics’ key competitors are Kyocera Corporation, CoorsTek, Inc., Saint Gobain, The Morgan Crucible Company plc, Ceradyne Corporation and NGK Ceramics Europe S.A. However, each of these competitors has either a different geographical focus or product strategy with respect to small niche applications. Competition in the high performance ceramics market is primarily based on product quality, product specifications and customer service.

Customers

Advanced Ceramics’ key customers include Robert Bosch GmbH, Stryker Corporation, EPCOS AG, Siemens AG, De Puy Orthodics, Vishay Europe GmbH, Ideal Standard and Zimmer.

Specialty Compounds (8% of 2008 net sales)

Our Specialty Compounds segment develops and manufactures thermoplastic materials possessing specialized characteristics, such as fire and smoke retardance, reduced weight or barrier properties which are tailored to the specific needs of each customer. These products are grouped into several key end-product areas: wire and cable, consumer performance products, medical applications and regulated packaging. Our Specialty Compounds segment had net sales of $261.5 million, $276.6 million and $251.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. See Note 3, “Segment Information,” for additional financial information regarding our Specialty Compounds segment.

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

We have invested in next generation plastic compounding technologies, including the development of fluoropolymer materials and the improvement of our production of zero halogen materials. Specialty Compounds has worked closely with our Clay-based Additives business to create a patented composite material that exhibits superior flame retardancy for wire and cable jacketing and sheathing.

Principal Products

Wire and Cable Compounds. We develop and manufacture low-smoke vinyl and flouropolymer alloys, such as SmokeGuard, which are used in high-end data and video communication, fiber optic and fire alarm wire and cable; halogen-free plastics, such as Megolon, which are used in industrial, aerospace, shipboard or oil rig cables as well as in communication cables and a variety of TPE compounds, such as Garaflex, which are used in flexible cords, tray cables, booster cables, welding cables and automotive wiring. We believe that there is significant growth potential for the wire and cable product line in Europe as a result of the evolution of a common market standard with higher specifications for wire and cable compounds. European wire and cable standards dictating certain safety specifications such as fire and smoke resistance are expected to be implemented within the next several years, providing significant new market opportunities for the SmokeGuard and Megolon product lines. Megolon is the trade name for a variety of halogen-free wire and cable products and is the leading brand name for such products in Europe.

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

Competition

Specialty Compounds’ key competitors are Colorite Plastics Co., ACTEGA DS, European Vinyls Corporation, Georgia Gulf Corporation, Norsk Hydro ASA, PolyOne Corporation, Teknor Apex Company and W.R. Grace & Co., most of which serve only a subset of Specialty Compounds’ markets. We believe that only Teknor Apex is active in all of Specialty Compounds’ markets. Competition in Specialty Compounds occurs primarily on the basis of quality, product innovation and the ability to meet demanding customer and regulatory specifications.

Customers

Specialty Compounds sells products to a wide range of customers, including Alcoa Inc., Belden/CDT Inc., BerkTek Consolidated, Coleman Worldwide Corporation, CommScope/Systimax, Inc., Corning Incorporated and Judd Wire Inc. Each of these companies has been our customer for at least ten years.

Raw Materials

We purchase raw materials and chemical intermediates from a large number of third parties. We have a broad raw material base with the cost of no single raw material representing more than 3% of our cost of products sold in 2008. Raw materials constituted approximately 52% of our 2008 cost of products sold. The table below lists the ten most significant raw materials in 2008 (in terms of dollars) and the principal products for which the materials were used.

Raw Material	Segment	Products
Titanium-bearing slag	Titanium Dioxide Pigments	Titanium Dioxide
Quaternary amines (“quat”)	Performance Additives	Organoclays, wood protection products
Plasticizers	Specialty Compounds	Compounds
Tin	Specialty Chemicals	Metal sulfides
Copper	Performance Additives	Wood protection products
Phosphoric acid	Specialty Chemicals	Metal surface treatment
Iron-oxide	Performance Additives	Iron-oxide pigments
PVC resin	Specialty Compounds	Compounds
Monoethanolamine	Performance Additives	Wood protection products
Zinc/Zinc oxide	Specialty Chemicals, Titanium Dioxide Pigments, Performance Additives	Conversion coating zinc, zinc-based pigments, zinc phosphate, tan iron-oxide

Titanium-bearing slag, our largest raw material, is the most important raw material used in the production of specialty grade titanium dioxide in our Titanium Dioxide business line of our Titanium Dioxide Pigments segment. We purchase Titanium-bearing slag primarily from two suppliers under long-term contracts.

In our Clay-based Additives business line of our Performance Additives segment, quaternary amine is sourced under a long-term contract, which expires at the end of 2009 and is subject to monthly adjustment for the price of tallow, the base component of quat. In our Timber Treatment Chemicals business, we predominantly source quat under a contract that expires in late 2009, with automatic annual renewals subject to termination by either party.

In our Specialty Compounds segment, the plasticizers that are used are generic and considered a commodity product, while other materials are specific and considered specialty products. Our supply contracts for plasticizers do not specify a fixed price, and most of them contain market price and discount adjustments.

In our Specialty Chemicals segment, tin is used in the production of metal sulfides and is purchased from two suppliers under annual supply agreements.

In our Timber Treatment Chemical business, we source copper, a commodity, from several sources. Prices for our copper purchases are tied to market conditions. However, we expect the commercialization of next generation wood protection products to reduce our exposure to copper prices.

Phosphoric acid is used in our Specialty Chemicals segment and is purchased from various global sources.  This raw material is used for metal surface treatment chemicals in our Surface Treatment business.  Currently, there are no long-term purchase contracts for this raw material.

Historically, we have received iron-oxide from multiple sources and have not experienced any significant supply shortages. Iron-oxide is used in our Color Pigments and Services business within our Performance Additives segment and is purchased from suppliers in China as a supplement to our iron-oxide production.

PVC resin is a commodity product used in our Specialty Compounds segment and its pricing is directly related to the price of ethylene and chlorine as well as PVC industry operating rates and energy prices.

We source the monoethanolamine used in our Timber Treatment Chemical business from two suppliers under contracts that expire in December 2009 and December 2010, each of which automatically renew on an annual basis, subject to termination by either party.

In our Performance Additives segment, zinc oxide is used in the production of tan iron-oxide and zinc phosphate. In our Specialty Chemicals segment, zinc and zinc oxide are purchased from a few suppliers in Europe and the United States, and we have not experienced any supply shortages. Prices for these purchases are tied to market conditions. In our Titanium Dioxide Pigments segment, zinc is used to produce zinc-based pigments and is purchased from a number of suppliers under long-term contracts. There are no long-term zinc purchase contracts in our Specialty Chemicals or Performance Additives segments.

In addition, lithium brine is a primary raw material source for all lithium chemicals and is found in only a small number of locations, including most significantly for us, the Atacama Desert in Chile. We have a long-term contract with the Chilean government to mine lithium brine in the Atacama Desert in Chile, which we believe provides a secure long-term access to lithium.

Major requirements for our key raw materials and energy are typically satisfied pursuant to contractual agreements and/or medium- or long-term relationships with suppliers. We are not generally dependent on any one supplier for a major part of our raw material requirements, but certain important raw materials are obtained from a few major suppliers. In general, where we have limited sources of raw materials, we have developed contingency plans to minimize the effect of any interruption or reduction in supply, such as sourcing from different facilities and multiple suppliers and utilizing alternative formulations.

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

Intellectual Property

Our business is dependent to a large extent on our intellectual property rights, including patents and other intellectual property, trademarks and trade secrets. We believe that our intellectual property rights play an important role in maintaining our competitive position in a number of the markets we serve. We rely on technological know-how and formulation and application expertise in many of our manufacturing processes in order to develop and maintain our market positions. Where appropriate, we protect our new technology, applications and manufacturing processes by seeking patent protection. We have more than 3,000 patents and patent applications in key strategic markets worldwide, reflecting our commitment to invest in technology and covering many aspects of our products and processes for making those products. We also own and register in multiple jurisdictions numerous trade names and trade marks applicable to our business and products which we believe are important to our business. In addition, we have entered into agreements, pursuant to which we license intellectual property from third parties for use in our business and we license certain intellectual property to third parties. For example, we commercialized Ecolife, our next generation timber treatment preservative from our Timber Treatment Chemicals business, through our joint venture with Rohm and Haas Company. We also develop intellectual property with third parties as discussed below in “Research and Development.”

Research and Development

We are committed to further investing in our businesses, through research and development. Our research and development costs were approximately 2% of our net sales in 2008, which include certain expenses related to modifications and improvements in current products. We allocate our research and development resources selectively based on the need and requirements of each business line to develop innovative products. Research and development costs are charged to expense, as incurred. Such costs were $51.7 million, $44.0 million and $39.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The objective of our research and development effort is to develop innovative chemistries and technologies with applications relevant within targeted key markets. Research and development efforts are generally focused on both process development, which is the stage at which products move from development to manufacturing and new product development. Each business line, however, also has selected long-term strategic projects with the aim to develop new competencies and technologies.

Each of our business lines manages its own research and development effort and has separate research and development facilities dedicated to its specific area. However, where technologically applicable, advances and findings are shared between business lines to foster greater cross-fertilization of ideas and applications.

In certain cases, we conduct research and development efforts with third parties, including universities, customers and other entities. We endeavor to obtain ownership of or license to, on terms favorable to us, the intellectual property developed with a third party.

Seasonality

There is a seasonal effect on a portion of our sales due to the end-use of some of our products. Our Color Pigments and Services and Timber Treatment Chemicals business lines of our Performance Additives segment show some seasonality related to the outdoor construction market. As such, the first quarter has historically been the quarter where we experience the lowest sales. During this quarter, we typically build inventory for our construction related businesses, in anticipation of increased sales during the spring and summer months. Thus, the first quarter is usually the quarter with the highest working capital requirements for us. Other than these seasonal trends in certain end-use markets, our overall results of operations tend to show few seasonal effects.

International Operations

The following table presents net sales based on geographic area (attributed based on seller’s location):

	Year ended December 31,
($ in millions)	2008	2007	2006
Net sales:
Germany	$1,371.0	$1,298.6	$1,140.6
United States	890.2	852.5	842.1
Rest of Europe	799.3	655.1	515.1
Rest of World	319.6	259.0	216.9
	$3,380.1	$3,065.2	$2,714.7

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further details.

The following table presents our long-lived assets located in the regions indicated:

	December 31,
($ in millions)	2008	2007
Long-lived assets:
Germany	$791.5	$798.7
Rest of Europe	456.9	261.5
United States	293.4	239.1
Rest of World	210.4	209.2
	$1,752.2	$1,508.5

Sales and Marketing

We sell our products and services globally primarily by using our direct sales forces, although we also sell through distributors in certain of our business lines, such as Color Pigments and Services and Clay-based Additives of our Performance Additives segment or by using third party sales representatives. Each of our direct sales forces is responsible for marketing only one of our business lines, and is administered pursuant to policies established by the management of that business line. Within each business line, these direct sales forces are organized based on geographic regions, end-use applications or sub-business divisions within the business line. As of February 1, 2009, our in-house sales forces consisted of approximately 1,700 personnel worldwide.

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

Premarket Approval. While we are not required to seek FDA approvals for our pharmaceutical intermediates, the customers to whom we supply such products may be subject to FDA approval requirements prior to testing a new drug on humans as well as marketing a new drug for commercial use in the United States. Our customers with FDA approval for a finished drug may also be required to obtain FDA approval of design, manufacturing or labeling changes to the pharmaceutical intermediates used in their finished products.

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

Finished device manufacturers such as our customers who manufacture hip prostheses systems are subject to the FDA’s Quality System Regulation, or QSR, which requires quality assurance practices and procedures that address, among other things: management responsibility; audits and training; design controls; purchasing controls; identification and traceability of components; production and process controls; acceptance activities; handling of nonconforming products; the initiation of corrective and preventive actions; labeling and packaging controls; handling, storage and distribution of products and complaint handling and record keeping. The FDA does not directly require component suppliers of finished medical devices to comply with the QSR. However, because our ceramic-on-ceramic ball head and liner components are critical elements of hip joint prostheses systems, our customers may require us to comply with some or all of the QSR. Moreover, the FDA may in the future take the position that the types of components that we supply meet the definition of a finished device and are thus subject to the QSR. Our current contracts with our customers of ceramic-on-ceramic ball head and liner components require us to comply or assist our customers in complying with various FDA regulatory requirements.

The FDA’s inspectional authority extends to component suppliers. Pursuant to this authority, the FDA has the ability to conduct and has conducted inspections at our facilities at which we manufacture our ceramic-on-ceramic ball head and liner components.

If we or our customers violate FDA or other governmental regulatory requirements during either the pre- or post-marketing stages, there may be various adverse consequences. For example, in the United States, the FDA has the authority to impose fines, injunctions, and civil penalties; recall or seize products; impose operating or import restrictions, partial suspension or total shutdown of production; delay its approval or refuse to grant approval of new products; or withdraw the submission of the approved product from the market.

Safety, Health and Environmental Matters

See Note 17, “Commitments and Contingencies,” for a discussion of our safety, health and environmental matters.

Employees

As of February 1, 2009, we had approximately 10,200 employees, with 67% located in Europe, 18% in the United States and the remaining 15% located in the rest of the world. Of our employees, approximately 3,100, or 30%, are subject to either collective bargaining agreements or other similar arrangements.

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

Substantial Leverage—Our available cash and access to additional capital may be limited by our substantial leverage

We are highly leveraged and have significant debt service obligations. As of December 31, 2008, we had $2,811.2 million of indebtedness outstanding and total stockholder’s equity of $810.4 million. This level of indebtedness could have important negative consequences to us and you, including:

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

Our cash interest expense for the year ended December 31, 2008 was $164.0 million. At December 31, 2008, we had $2,007.9 million of variable rate debt. After including the notional amounts of variable to fixed interest rate swaps, the variable amount was $699.5 million. A 1% increase in the average interest rate would increase future interest expense by approximately $7.0 million per year. As of December 31, 2008, our debt service for 2009, which represents expected principal payments of our long-term debt and estimated scheduled cash interest payments, was expected to be $242.6 million.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Contractual Obligations” for years beyond 2009.

Additional Borrowings Available—Despite our substantial leverage, we and our subsidiaries may be able to incur more indebtedness. This could further exacerbate the risks described above, including our ability to service our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the senior secured credit facilities and the indenture governing the senior subordinated notes due 2014 (the “2014 Notes”) contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. For example, in connection with the formation of a venture with Kemira in September 2008, the Titanium Dioxide Pigments venture borrowed €250.0 million ($349.3 million) under a term loan facility agreement. As of December 31, 2008, the revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $225.2 million, after giving effect to $24.8 million of letters of credit issued on our behalf and the revolving credit facility under the Titanium Dioxide Pigments venture provided for additional borrowings of €30.0 million ($41.9 million). There are no outstanding borrowings under these revolving credit facilities as of December 31, 2008. In addition, the term loans and the availability under the revolving credit facility under the senior secured credit facilities may be increased by up to $250.0 million in the aggregate, subject to certain exemptions and provided that we procure lender commitments for such increase. To the extent new debt is added to our debt levels, the substantial leverage risks described above would increase.

Restrictive Covenants in Our Debt Instruments—Our debt instruments contain a number of restrictive covenants which may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

Our senior secured credit agreement and indenture governing the 2014 Notes and the Titanium Dioxide Pigment’s venture facility agreement impose, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, among other things, our ability to take certain actions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” section for further details. In addition, our senior secured credit facilities require us and the Titanium Dioxide Pigment’s venture facility requires the venture to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control such as a prolonged economic downturn. The restrictions and financial covenants contained in our senior secured credit agreement and indenture governing the 2014 Notes and the Titanium Dioxide Pigment’s venture facility could adversely affect our ability to finance our operations, acquisitions, investments or strategic plans or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the facilities described above. If an event of default occurs under any of these facilities, which includes an event of default under the indenture governing the 2014 Notes, the lenders could elect to:

•                  declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;

•                  require us to apply all of our available cash to repay the borrowings; or

•                  prevent us from making any principal, premium or interest payments;

any of which would result in an event of default. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further financing. If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing the senior secured credit facilities, which constitutes substantially all of our and our subsidiaries’ assets.

Downturns in certain industries and general economic conditions could adversely affect our profitability and liquidity.

In the event that the volatile conditions affecting worldwide financial markets persist or result in a prolonged economic downturn or recession, our results of operations, cash flows and financial position could be materially and adversely affected. Under such circumstances, the demand for our products could decrease, which would adversely affect our results of operations. In addition, our products are used in certain industries, such as the automotive, data and communications and construction industries. Prolonged downturns or bankruptcies in one or more of these industries could severely reduce demand for our products. For example, sales in our Performance Additives business have been adversely impacted by downward trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Further, a downturn in the automotive industry, particularly in Europe, may adversely affect the results of operations of our Surface Treatment business in our Specialty Chemicals segment. Moreover, if the value of one or more of our businesses deteriorates, we may be required to record additional impairment charges that could adversely affect our results of operations. If we are unable to successfully anticipate or respond to changing economic conditions, our results of operations and financial position may be materially and adversely affected.

Further, a prolonged economic downturn or recession or further market disruption in the capital and credit markets may adversely impact our future cash flows from operations and our liquidity. For example, the recent deterioration of these markets has had a material and adverse impact on our pension plan assets, which may require us to make certain payments into these plans in the form of a one-time payment or over an extended period, and any further deterioration in the capital markets may require us to fund additional amounts in the future. In addition, if our operating results deteriorate, we may need to use some or all of our available cash to reduce our leverage in order to comply with the leverage ratios in our debt agreements. Any such payments may materially and adversely impact our liquidity. If our sources of liquidity are insufficient to meet our needs, we may need to use other means available to us, such as reduce or delay capital expenditures or other cost cutting measures or seek additional sources of capital such as through additional borrowings, equity issuances or other sources, to satisfy our liquidity needs. The recent unprecedented adverse conditions in the global capital and credit markets may limit our ability to secure capital or obtain it on terms and conditions that are acceptable to us. We cannot predict with any certainty the impact of this or any further disruption in these markets or our ability to access these markets in the future.

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

Our operations are conducted by subsidiaries in many countries. The results of their operations and financial condition are reported in the local currency and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the dollar in recent years have fluctuated significantly and may continue to do so in the future. A significant portion of our net sales and cost of products sold is denominated in euros. Approximately 54% of our 2008 net sales were derived from subsidiaries whose local currency is the euro. This increases the impact of the fluctuation of the euro against the U.S. dollar.

Furthermore, because a portion of our debt is denominated in euros, which as of December 31, 2008 equaled an aggregate of €1,069.2 million ($1,493.8 million), we are subject to fluctuation in the exchange rate between the U.S. dollar and the euro. For example, the dollar-euro noon buying rate announced by the Federal Reserve Bank of New York increased from $1.00 = €1.065 on December 31, 2000 to $1.00 = €0.7158 on December 31, 2008. Being subject to this currency fluctuation may have an adverse effect on the carrying value of our debt and may also affect the comparability of our results of operations between financial periods. As of December 31, 2008, a weakening or strengthening of the euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $10.7 million the U.S. dollar equivalent of our total euro-denominated debt of €1,069.2 million. In addition, because our consolidated financial statements are reported in U.S. dollars, the translation effect of such fluctuations has in the past significantly impacted, and may in the future, significantly impact the carrying value of our debt and results of operations and may affect the comparability of our results between financial periods. We also incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. We may not be able to effectively manage our currency translation and/or transaction risks and volatility in currency exchange rates may have a material adverse effect on the carrying value of our debt and results of operations.

Regulation of Our Raw Materials, Products and Facilities—Our business could be adversely affected by regulation to which our raw materials, products and facilities are subject.

Some of the raw materials we handle, and our products and facilities, are subject to government regulation. These regulations affect the manufacturing processes, uses and applications of our products.

In addition, some of our subsidiaries’ products contain raw materials, such as arsenic pentoxide, carbon disulfide, lithium carbonate, tetrahydrofuran, copper, chromic acid, silica, zinc chromate and lead that are deemed hazardous materials in certain situations. The use of these materials is regulated and some of these regulations require product registrations, which also are subject to renewal and potential revocation. These regulations may affect our ability to market certain chemicals we produce.

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

Although no single raw material represented more than 3% of our cost of products sold in 2008, raw material costs generally account for a high percentage of our total costs of products sold. In 2008, raw materials constituted approximately 52% of our cost of products sold. We generally purchase raw materials based on supply agreements linked to market prices and therefore our results of operations are subject to short-term fluctuations in raw materials prices. These fluctuations limit our ability to accurately forecast future raw material costs and hence our profitability.

Many of the raw materials we use are commodities, and the price of each can fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions or significant facility operating problems. Historically, there have been some price increases we have not been able to pass through to our customers. This trend may continue in the future. In addition, titanium-bearing slag used in our Titanium Dioxide Pigments segment, is our largest raw material (in terms of dollars) and is sourced primarily from two suppliers. If one of our suppliers is unable to meet its obligations under our present supply agreement or we are unable to enter into new supply arrangements on competitive terms when our existing short-term supply arrangements expire, we may be forced to pay higher prices to obtain these necessary raw materials. Furthermore, certain of our raw materials, such as cesium and lithium salts, are sourced from countries where political, economic and social conditions may be subject to instability. In addition, one of our raw materials, lithium brine, requires a period of gestation before it can be used to produce lithium compounds. In the event there is an increase in market demand for lithium products, or unfavorable weather conditions at the lithium ponds, as we experienced in early 2006, we may not be able to respond to such market demand on a timely basis. Any interruption of supply or any price increase of raw materials could result in our inability to meet demand for our products, loss of customer goodwill and higher costs of producing our products.

Energy Costs—Fluctuations in energy costs could have an adverse effect on our results of operations.

Energy purchases in 2008 constituted approximately 7% of Rockwood’s cost of products sold. Fluctuations in the price of energy limit our ability to accurately forecast future energy costs and consequently our profitability. For example, natural gas prices were volatile and continued to increase in 2008, due in part to global political conditions and weather conditions. Rising energy costs may increase our raw material costs and negatively impact our customers and the demand for our products. These risks will be heightened if our customers or production facilities are in locations experiencing severe energy shortages. For example, our lithium facility in Chile has experienced a shortage of natural gas due to the Argentine government’s decision to ration its supply of natural gas to Chile. If energy prices fluctuate significantly, or we experience severe energy shortages, our business, in particular, our Titanium Dioxide segment, or results of operations may be adversely affected.

Environmental, Health and Safety Regulation—Compliance with extensive environmental, health and safety laws could require material expenditures or changes in our operations.

Our operations are subject to extensive environmental, health and safety laws and regulations at national, international and local levels in numerous jurisdictions. In addition, our production facilities and a number of our distribution centers require operating permits that are subject to renewal. The nature of the chemicals industry exposes us to risks of liability under these laws and regulations due to the production, storage, transportation, disposal and sale of chemicals and materials that can cause contamination or personal injury if released into the environment. In 2008, our capital expenditures for safety, health and environmental matters (“SHE”) were $28.1 million. For 2009, we estimate capital expenditures for compliance with SHE laws to be at similar levels. We may be materially impacted in the future by the Registration, Evaluation and Authorization of Chemicals, or REACH, legislation which became effective in the European Union (“EU”) on June 1, 2007. We estimate our cost of compliance with REACH to be approximately $5.0 million in 2009 and 2010 and approximately $3.0 million per year from 2011 through 2018, although we may incur additional costs.

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

In addition, the discovery of contamination arising from historical industrial operations at some of our former and present properties has exposed us, and in the future may continue to expose us, to cleanup obligations and other damages. For example, soil and groundwater contamination is known to exist at several of our facilities. At December 31, 2008, we had approximately $55.1 million in reserves for estimated environmental liabilities and estimated the potential range of exposure for such liabilities to be between $55.1 million and $96.6 million.

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

Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights, which rights we own or use pursuant to licenses granted to us by third parties. The confidentiality and patent assignment agreements we enter into with most of our key employees and third parties to protect the confidentiality, ownership and use of intellectual property may be breached, may not be enforceable, or may provide for joint ownership or ownership by a third party. In addition, we may not have adequate remedies for a breach by the other party, which could adversely affect our intellectual property rights. The use of our intellectual property rights or intellectual property similar to ours by others or our failure to protect such rights could reduce or eliminate any competitive advantage we have developed, adversely affecting our net sales. If we must sue to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of company resources and management attention, and we may not prevail in such action.  We are currently involved in a few actions related to misappropriation of our intellectual property by former employees.  In addition, when our patents expire, competitors or new market entrants may manufacture products substantially similar to our products previously protected by a patent. For example, our patent in ACQ technology expired in May 2007 and as a result, there has been a new entrant into this market.

We conduct research and development activities with third parties and license certain intellectual property rights from third parties and we plan to continue to do so in the future. For example, in our Timber Treatment Chemicals business, we commercialized Ecolife, our next generation timber treatment preservative from our Timber Treatment Chemicals business, through our joint venture with Rohm and Haas Company. We endeavor to license or otherwise obtain intellectual property rights on terms favorable to us. However, we may not be able to license or otherwise obtain intellectual property rights on such terms or at all. Our inability to license or otherwise obtain such intellectual property rights could have a material adverse effect on our ability to create a competitive advantage and create innovative solutions for our customers, which will adversely affect our net sales and our relationships with our customers.

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

We have significant operations in many countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in countries such as Brazil, Chile, China, Czech Republic, India, Malaysia, Poland, Portugal, Singapore, South Africa, South Korea, Taiwan and Turkey. Of our total net sales in 2008 of $3,380.1 million, approximately 71% were generated by shipments to countries outside North America. Our operations are affected directly and indirectly by global regulatory, economic and political conditions, including:

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

Furthermore, with respect to our employees that are subject to collective bargaining arrangements or similar arrangements (approximately 30% of our full-time employees as of February 1, 2009), we may not be able to negotiate labor agreements on satisfactory terms and actions by our employees may disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations and/or higher ongoing labor costs. In addition, if our other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs.

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

We have incurred net losses in the past and we may incur net losses in the future. We may not generate cash flow sufficient to meet debt service obligations and other capital requirements, such as working capital and maintenance capital expenditures. As of December 31, 2008, we had deferred tax assets of $53.1 million related to worldwide net operating loss carryforwards. Additionally, at December 31, 2008, we had a total valuation allowance of $84.9 million. If our operating performance deteriorates in the future in certain tax jurisdictions, we may be unable to realize these net operating loss carryforwards and we may be required to record an additional valuation allowance.

Anticipated Capital Expenditures—Our required capital expenditures may exceed our estimates.

Our capital expenditures, excluding capital leases, for the year ended December 31, 2008 were $224.0 million, which consisted of expenditures to maintain and improve existing equipment and substantial investments in new equipment. For 2009, we expect capital expenditures to be below 2008 levels. However, future capital expenditures may be significantly higher, depending on the investment requirements of each of our business lines, and may also vary substantially if we are required to undertake actions to compete with new technologies in our industry. We may not have the capital necessary to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete in some of our markets.

Control—A conflict may arise between our interests and those of KKR.

Affiliates of KKR own approximately 29.9% of the common stock of our ultimate parent, Rockwood Holdings, Inc. on an undiluted basis. Although affiliates of KKR no longer hold a majority of Holdings’ outstanding common stock, they continue to have a significant impact on the vote in any election of directors. In addition, representatives of KKR occupy two of the seven seats on Holdings’ board of directors. As a result, even though representatives of KKR do not occupy a majority of the seats on Holdings’ board of directors, affiliates of KKR have substantial influence over our decisions to enter into any corporate transaction and whether any transaction that requires the approval of the stockholders is approved. For example, affiliates of KKR could seek to cause us to sell revenue-generating assets, which could impair our long-term ability to declare dividends or grow our business. Additionally, KKR is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We are an international business, serving customers worldwide. To service our customers efficiently, we maintain 96 manufacturing facilities in 26 countries around the world with a strategy of global, regional and local manufacturing to optimize our service offering and minimize production cost to our customers. We believe these facilities are suitable and adequate for their intended use. The table below presents summary information with respect to these facilities:

Segment	Country	Locations	Leased/Owned	Major Applications/Industry
Specialty Chemicals
Surface Treatment	Australia	Bayswater North	Owned	Automotive and other pre-treatment technologies
		Girraween	Leased	Aerospace and general industry
	Brazil	Diadema-Săo Paulo	Leased	Automotive and other pre-treatment technologies
	Canada	Bramalea, Ontario	Owned	Pre-treatment technologies and aerospace
	China	Changchun (JV)	Leased	Automotive and other pre-treatment technologies
		Chongqing (JV)	Leased	Automotive and other pre-treatment technologies
		Shanghai (JV)	Leased	Automotive and other pre-treatment technologies
	France	Sens	Owned	Automotive and other pre-treatment technologies
		Soissons	Owned	Aerospace
	Germany	Mönchengladbach	Owned	General industry
		Langelsheim (1)	Owned	Automotive technologies, other pre-treatment technologies and aerospace (sealants)
	India	Chennai (JV)	Leased	Automotive and other pre-treatment technologies
		Kalyan (JV)	Owned	Automotive and other pre-treatment technologies
		Pune (JV)	Owned	Automotive and other pre-treatment technologies
	Italy	Giussano	Owned	Automotive and other pre-treatment technologies
		Roveredo in Piano	Leased	General industry
	Mexico	El Marqués, Querétaro	Leased	Automotive technologies, other pre-treatment technologies and aerospace
	The Netherlands	Oss	Owned	Automotive and other pre-treatment technologies
	Poland	Warsaw	Leased	Automotive and other pre-treatment technologies
	Singapore	Singapore	Leased	Advanced technologies and non-automotive pre-treatment technologies
	South Africa	Boksburg	Owned	Automotive and other pre-treatment technologies
	Spain	Canovelles	Owned	Automotive and other pre-treatment technologies
	Sweden	Bålsta	Owned	Automotive and other pre-treatment technologies
	Switzerland	Dintikon	Leased	Pre-treatment technologies

	Turkey	Gebze	Owned	Automotive and other pre-treatment technologies
	United Kingdom	Bletchley	Owned	Automotive technologies, other pre-treatment technologies and aerospace
	United States	Jackson, MI	Owned	General industry
		La Mirada, CA	Leased	Pre-treatment technologies and aerospace
		Romulus, MI	Owned	Automotive technologies, other pre-treatment technologies and aerospace
Fine Chemicals	Austria	Arnoldstein	Leased	Metal sulfides
	Chile	La Negra	Owned	Lithium-carbonate and lithium chloride
		Salar de Atacama	Owned	Lithium brine and Potash
	Germany	Langelsheim (1)	Owned	Butyllithium, lithium-chloride, specialty products, lithium metal, lithium-hydrides, cesium, and special metals
	Taiwan	Taichung	Owned	Butyllithium
	United States	Kings Mountain, NC	Owned	Metal and battery
		New Johnsonville, TN	Owned	Butyllithium and specialty products
		Pasadena, TX	Owned	Butyllithium
		Phoenix, AZ	Leased	Zirconium products
		Silver Peak, NV	Owned	Lithium-carbonate and lithium hydroxide
Performance Additives
Color Pigments and Services	China	Shenzhen	Owned	Coatings and construction
		Taicang	Owned	Coatings and specialties
		Xinzhuang, Changshu	Leased	Construction
	France	Comines	Owned	Coatings
	Germany	Hainhausen	Owned	Construction and coatings
		Walluf	Owned	Construction and coatings
	Italy	Turin	Owned	Coatings, specialties and construction
	United Kingdom	Birtley	Owned	Driers
		Kidsgrove	Owned	Coatings and specialties
		Sudbury	Owned	Coatings and specialties
	United States	Beltsville, MD	Owned	Coatings, specialties and construction
		Cartersville, GA	Owned	Construction
		East St. Louis, IL	Owned	Specialties
		Easton, PA	Owned	Coatings, specialties and construction
		Harleyville, SC	Owned	Construction
		King of Prussia, PA	Owned	Construction
		Los Angeles, CA	Owned	Coatings, specialties and construction
		Ocala, FL	Owned	Coatings, specialties and construction
		St. Louis, MO	Owned	Coatings, specialties and construction
Timber Treatment Chemicals	United Kingdom	Barrow-in-Furness	Leased	Wood protection products and treatment
	United States	Freeport, TX	Owned	Construction and other industrial markets
		Harrisburg, NC	Owned	Wood protection products and treatment
		Valdosta, GA	Owned	Wood protection products and treatment
Clay-based Additives	Germany	Duisburg (2)	Owned	Flocculants

		Ibbenbueren	Leased	Flocculants
		Moosburg	Leased	Paints and inks
		Schwarzheide	Leased	Flocculants
	United Kingdom	Widnes, Cheshire	Owned	Paper-making, consumer and household care and coatings and paper
	United States	Gonzales, TX	Owned	Paints, inks and oilfields and paper-making
		Louisville, KY	Owned	Paints and inks
Titanium Dioxide Pigments
Titanium Dioxide	Finland	Pori	Owned	Plastics, paints, packaging inks, coatings and paper
	Germany	Duisburg (2) (3)	Owned	Fibers, plastics, paints, coatings and paper
		Oberhausen	Leased	Cosmetics
	United States	Lawrence, MA	Leased	Cosmetics
		Northvale, NJ	Leased	Cosmetics
Functional Additives	Germany	Duisburg (2) (3)	Owned	Coatings, plastics, fibers, paper, pharmaceuticals, PVC stabilizers and glass fiber reinforced plastics
Advanced Ceramics
	Brazil	Nova Odessa	Leased	Automotive
	China	Suzhou	Leased	General industry
	Czech Republic	Sumperk	Owned	General industry
		Dolni Rychnov	Owned	Electronics
	Germany	Ebersbach	Owned	Automotive and general industry
		Lauf	Owned	Automotive, electronics and general industry
		Lohmar	Owned, partly leased	Ballistic protection, wear/corrosion protection
		Marktredwitz	Owned	Electronic, automotive, medical and general industry
		Plochingen	Owned	Medical, automotive and general industry
		Wilhermsdorf	Leased	Automotive
		Wittlich	Leased	General industry
	Malaysia	Seremban	Owned	Medical and general industry
	Mexico	Puebla	Owned	Automotive
	Poland	Gorzyce	Leased	Automotive
	South Korea	Suwon	Leased	Electronics
	United Kingdom	Colyton	Owned	Electronics
	United States	Birmingham, AL	Owned	Wear/corrosion protection
		Laurens, SC	Owned	Automotive, electronics and general industry
Specialty Compounds
	Canada	Stoney Creek, Ontario	Owned	Footwear, automotive and consumer products
	Italy	Azeglio	Owned	Rubber compounds
	United Kingdom	Melton Mowbray	Owned	TPE/Consumer products, packaging, medical, automotive and wire and cable sheathing products
	United States	Leominster, MA	Owned	Wire and cable sheathing, consumer goods, footwear, automotive and industrial products

		Pineville, NC	Owned	Wire and cable sheathing, packaging, medical, consumer goods, footwear, automotive and industrial products
Corporate and other
Wafer Reclaim	France	Greasque	Owned	Wafer reclaim

(1)	This facility is shared by both business divisions of the Specialty Chemicals segment.

(2)	This facility is shared by both the Performance Additives segment and the Titanium Dioxide Pigments segment.

(3)	This facility is shared by the two business divisions of the Titanium Dioxide Pigments segment.

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

In April 2005, Hospira Incorporated filed suit in Mecklenburg County, North Carolina Superior Court against one of our wholly-owned subsidiaries in our Specialty Compounds segment alleging claims for negligence, negligent misrepresentation, estoppel, fraud, third party beneficiary breach of contract and unfair trade practices as a result of our subsidiary providing PVC compound to its customer. Hospira is seeking damages of approximately $16.0 million for costs allegedly related to its recall and destruction of intravenous administration kits that incorporated components made with this compound, and further seeks treble damages of approximately $48.0 million, plus attorneys’ fees and interest, under the North Carolina unfair trade practice statute. The Court dismissed Hospira’s negligence and estoppel claims, but initially denied our subsidiary’s motion to dismiss the other claims. Following discovery, our subsidiary filed a motion for summary judgment to dismiss the remaining claims and, on November 9, 2007, the trial court granted our motion for summary judgment and dismissed all of the plaintiff’s claims. The plaintiff appealed this decision and, in early 2009, the appellate court affirmed on all counts with the exception of the negligence claim, which it reversed and remanded to the trial court. We will continue to vigorously defend this matter. While we believe our subsidiary has meritorious defenses against Hospira’s claims and do not believe that resolution of this matter will have a material adverse effect on our business or financial condition, we cannot predict the ultimate outcome of this litigation and resolution of this claim may have a material adverse effect on our results of operations or cash flows in any quarterly or annual reporting period.

In addition, a subsidiary in our Specialty Chemicals segment that formerly manufactured sealants for insulating glass and resins for laminated glass has been named as a defendant in several lawsuits in Europe relating to alleged negligent manufacturing of those products. Pursuant to the sale and purchase agreement with respect to the divested “glass” business, this subsidiary may be required to pay indemnity claims related to these lawsuits. Although we expect our subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such claims and, if not, our subsidiary may not have sufficient cash flow to pay these claims. Although we do not believe that resolution of these matters will have a material adverse effect on our business or financial condition, we cannot predict the ultimate outcome of this litigation, and the resolution of one or more of these claims may have a material adverse effect on our results of operations or cash flows in any quarterly or annual reporting period.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of our common stock is owned by our parent company, Rockwood Specialties International, Inc. There is no established public trading market for our common stock. We did not declare dividends on our common stock during the past three fiscal years. Our ability to pay dividends on our common stock is restricted by our senior secured credit facilities, indenture governing the 2014 Notes and certain other agreements governing our indebtedness. See Note 9, “Long-Term Debt,” for further details. Any determination to pay dividends in the future will be at the discretion of Holdings’ board of directors and will be dependent upon our results of operations, financial condition, financial condition, contractual obligations and other factors deemed relevant by Holdings’ board of directors.

Item 6. Selected Financial Data.

The following selected consolidated financial data of the Company’s five most recent years ended December 31, 2008 should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The Statement of Operations data set forth below with respect to the three years in the period ended December 31, 2008 and the Balance Sheet data as of December 31, 2008 and 2007, are derived from the Company’s audited financial statements included elsewhere in this document. The Statement of Operations data for the years ended December 31, 2005 and 2004 and the Balance Sheet data as of December 31, 2006, 2005 and 2004 are derived from audited consolidated financial statements not included herein.  As previously discussed, all periods presented have been reclassified to account for the sale of the Groupe Novasep segment, the Electronics business sold, excluding the European wafer reclaim business, and the sale of the pool and spa chemicals business as discontinued operations.

	Year Ended December 31,
($ in millions, except per share data; shares in thousands)	2008	2007	2006	2005	2004
Statement of operations data:
Net sales:
Specialty Chemicals	$1,232.6	$1,082.9	$918.3	$842.0	$321.1
Performance Additives	835.6	798.5	724.8	648.9	586.0
Titanium Dioxide Pigments	534.8	442.9	409.1	399.2	162.2
Advanced Ceramics	505.9	452.5	389.6	369.6	146.3
Specialty Compounds	261.5	276.6	251.0	237.5	200.4
Corporate and other	9.7	11.8	21.9	24.4	28.0
Total net sales	3,380.1	3,065.2	2,714.7	2,521.6	1,444.0
Cost of products sold	2,365.8	2,089.1	1,859.0	1,723.4	1,047.2
Gross profit	1,014.3	976.1	855.7	798.2	396.8
Selling, general and administrative expenses	661.3	597.6	540.4	481.6	276.9
Impairment charges (1)	809.5	—	2.2	0.4	11.0
Restructuring and other severance costs (2)	35.3	12.0	4.9	15.2	1.1
Management services agreement termination fee (3)	—	—	—	10.0	—
Gain on sale of assets and other (4)	(2.4)	(4.7)	(0.3)	(4.4)	—
Operating (loss) income	(489.4)	371.2	308.5	295.4	107.8
Other expenses, net:
Interest expense (5)	(231.1)	(219.3)	(199.9)	(196.4)	(130.6)
Interest income	6.0	11.5	2.4	9.9	2.0
Gain (loss) on early extinguishment of debt (6)	4.0	(18.6)	—	(12.9)	—
Refinancing expenses (7)	—	(0.9)	—	(1.0)	(26.0)
Foreign exchange (loss) gain (8)	(32.3)	7.8	8.6	100.8	(111.6)
Other, net (9)	0.7	—	1.8	2.6	(2.8)
Other expenses, net	(252.7)	(219.5)	(187.1)	(97.0)	(269.0)
(Loss) income from continuing operations before taxes and minority interest	(742.1)	151.7	121.4	198.4	(161.2)
Income tax (benefit) provision	(23.9)	62.3	61.3	55.6	2.1
(Loss) income from continuing operations before minority interest	(718.2)	89.4	60.1	142.8	(163.3)
Minority interest in continuing operations (10)	83.6	(7.9)	—	—	—
Net (loss) income from continuing operations	(634.6)	81.5	60.1	142.8	(163.3)
Income (loss) from discontinued operations, net of tax (11)	3.3	25.3	48.1	(23.0)	15.1
Gain on sale of discontinued operations, net of tax (12)	34.3	180.6	—	—	—
Minority interest in discontinued operations (13)	—	(0.1)	(5.2)	3.0	—
Net (loss) income	$(597.0)	$287.3	$103.0	$122.8	$(148.2)

Cash flow data:
Net cash provided by operating activities	$301.9	$368.6	$305.0	$264.8	$162.6
Net cash (used in) provided by investing activities	(295.5)	377.6	(248.8)	(276.6)	(2,232.9)
Net cash provided by (used in) financing activities	102.6	(413.3)	(102.8)	(2.5)	2,133.4
Effect of exchange rate changes on cash	12.8	(10.3)	(13.8)	1.0	5.6
Net increase (decrease) in cash and cash equivalents	$121.8	$322.6	$(60.4)	$(13.3)	$68.7

	Year Ended December 31,
($ in millions)	2008	2007	2006	2005	2004
Other data:
Depreciation and amortization	$258.9	$211.7	$174.4	$156.7	$90.3
Capital expenditures, excluding capital leases	224.0	193.2	165.1	159.4	73.9
EBITDA (14)	(258.1)	571.2	493.3	541.6	57.7
Non-cash charges and (gains) included in EBITDA (15)	841.8	(3.7)	(6.4)	(98.3)	136.7
Other special charges included in EBITDA (16)	55.2	34.9	19.0	35.9	78.7

	As of December 31,
($ in millions)	2008	2007	2006	2005	2004
Balance sheet data:
Cash and cash equivalents	$468.7	$346.9	$25.9	$96.4	$91.2
Working capital (17)	970.6	808.2	860.6	782.7	938.4
Property, plant and equipment, net	1,752.2	1,508.5	1,296.3	1,156.8	1,236.8
Total assets	5,177.4	5,511.8	5,221.2	4,817.8	5,377.6
Total long-term debt, including current portion	2,811.2	2,581.4	2,838.7	2,761.2	3,024.0
Stockholder’s equity	810.4	1,565.3	1,118.6	832.9	904.0

(1)              As part of our annual goodwill impairment review, we recorded a goodwill impairment charge of $809.5 million in the fourth quarter of 2008 (See Note 7, “Goodwill,” for further details).  We recorded impairment charges of $2.2 million related to the write-down of property, plant and equipment in 2006 within our Specialty Chemicals segment and $0.4 million related to the write-down of property, plant and equipment in 2005 within our Performance Additives segment. As part of our impairment testing in 2004, we determined that there were goodwill impairments of $4.0 million in the wafer reclaim business in our former Electronics segment. We also determined that there was a property, plant and equipment impairment of $7.0 million in 2004 in the wafer reclaim business in our former Electronics segment.

(2)              Restructuring and other severance costs include certain expenses incurred in connection with severance charges and asset write-offs related to consolidations and cessations of certain of our operations.  In 2008, we recorded $35.3 million of restructuring and other severance costs primarily related to headcount reductions throughout the Company.  See Note 14, “Restructuring And Other Severance Costs,” for further details.

(3)              In connection with the IPO, we recorded an expense of $10.0 million in the third quarter of 2005 to terminate the management services agreement with affiliates of KKR and DLJMB.

(4)              We recorded net gains of $2.4 million, $4.7 million, $0.3 million and $4.4 million for the years ended December 31, 2008, 2007, 2006 and 2005, respectively, related to asset sales. The gain recorded for the year ended December 31, 2008 primarily relates to the sale of land that was acquired as part of the acquisition of Dynamit Nobel in 2004, partially offset by the liquidation of a joint venture in the Titanium Dioxide Pigments segment. The gain recorded for the year ended December 31, 2007 primarily relates to the sale of the U.S. wafer reclaim business that was part of the former Electronics segment.

(5)              For the years ended December 31, 2008, 2007, 2006, 2005 and 2004, interest expense included (losses) gains of $(51.5) million, $(32.2) million, $7.2 million, $22.4 million and $6.0 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency swaps for the periods. In addition, for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, interest expense, net includes $9.6 million, $9.2 million, $9.5 million, $9.5 million and $5.4 million, respectively, of amortization expense related to deferred financing costs.

(6)              In the fourth quarter of 2008, we redeemed €11.0 million of our 2014 Notes at a discount and recorded a gain of $4.0 million. In the second quarter of 2007, we paid a redemption premium of $14.5 million and wrote off $4.1 million of deferred financing costs associated with the redemption of the 2011 Notes on May 15, 2007. In the third quarter of 2005, we paid a redemption premium of $10.8 million to redeem long-term debt and wrote off $2.1 million of deferred financing costs associated with the debt repaid in connection with the IPO.

(7)              In March 2007, we expensed $0.9 million related to the fourth amendment of the senior secured credit agreement to refinance all outstanding borrowings under the tranche F term loans with new tranche G term loans. In December 2005, we expensed $1.0 million in connection with the third amendment under the senior secured credit facilities. In 2004, we wrote off $26.0 million of deferred financing costs in connection with debt repayment and refinancing.

(8)              Foreign exchange (loss) gain represents the translation impact on non-operating euro denominated transactions and intercompany financing arrangements. In 2004, this amount also included a $10.9 million mark-to-market realized loss on foreign currency derivative agreements that we entered into in connection with the Dynamit Nobel Acquisition.

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

(10)        Minority interest in continuing operations represents the total of the minority party’s interest in certain investments (principally the Viance, LLC joint venture and the Titanium Dioxide Pigments venture).  In 2008, minority interest includes the goodwill impairment charge recorded in the Titanium Dioxide Pigments venture.

(11)        As noted above, we sold our Groupe Novasep subsidiary in January 2007, our Electronics business, excluding our European wafer reclaim business, in December 2007 and our pool and spa chemicals business in October 2008.  The results of these businesses have been accounted for as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented (see Note 2, “Discontinued Operations,” for further details).

An impairment charge of $44.7 million was recorded in 2005 primarily related to the write-down of property, plant and equipment in conjunction with the downsizing of the Rohner facility within our former Groupe Novasep segment. In addition, in March 2006, we sold Rohner AG and recorded a pre-tax loss of $11.5 million.  These items were recorded in discontinued operations.

(12)        Primarily related to a gain of $34.3 million (net of tax) in 2008 on the sale of the pool and spa chemicals business and gains in 2007 of $115.6 million (net of tax) on the sale of Groupe Novasep and $65.0 million (net of tax) on the sale of the Electronics business.

(13)        Represents the minority interest in discontinued operations related to the Groupe Novasep subsidiary.

(14)        EBITDA is defined as net income (loss) plus interest expense, net, income tax provision (benefit) and depreciation and amortization. EBITDA is not a recognized term under U.S. GAAP and does not purport to be an alternative to net income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

The amounts shown for EBITDA differ from the amounts calculated under the definition of consolidated EBITDA used in our debt agreements. The definition of EBITDA used in our debt agreements permits further adjustments for certain cash and non-cash charges and gains; the indenture governing the 2014 Notes and the facility agreement governing the Titanium Dioxide Pigments venture exclude certain adjustments permitted under the senior secured credit agreement. Consolidated EBITDA as adjusted (“Adjusted EBITDA”) is used in our debt agreements to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain payments. In addition to covenant compliance, our management also uses Adjusted EBITDA to assess our operating performance and to calculate performance-based cash bonuses and determine whether certain performance-based stock options vest, as both such bonuses and options are tied to Adjusted EBITDA targets. For a discussion of the adjustments, uses and the limitations on the use of Adjusted EBITDA, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Special Note Regarding Non-GAAP Financial Measures.”

The following table sets forth a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Year Ended December 31,
($ in millions)	2008	2007	2006	2005	2004
Net (loss) income	$(597.0)	$287.3	$103.0	$122.8	$(148.2)
(Income) loss from discontinued operations, net of tax	(3.3)	(25.3)	(48.1)	23.0	(15.1)
Gain on sale of discontinued operations, net of tax	(34.3)	(180.6)	—	—	—
Minority interest in discontinued operations	—	0.1	5.2	(3.0)	—
Net (loss) income from continuing operations	(634.6)	81.5	60.1	142.8	(163.3)
Minority interest in continuing operations (a)	(83.6)	7.9	—	—	—
(Loss) income from continuing operations before minority interest	(718.2)	89.4	60.1	142.8	(163.3)
Income tax (benefit) provision	(23.9)	62.3	61.3	55.6	2.1
Interest expense	231.1	219.3	199.9	196.4	130.6
Interest income	(6.0)	(11.5)	(2.4)	(9.9)	(2.0)
Depreciation and amortization	258.9	211.7	174.4	156.7	90.3
EBITDA	$(258.1)	$571.2	$493.3	$541.6	$57.7

(a)              Minority interest in continuing operations represents the total of the minority party’s interest in certain investments (principally the Viance, LLC joint venture and the Titanium Dioxide Pigments venture).

(15)        EBITDA, as defined above, contains the following non-cash charges and gains for which we believe adjustment is permitted under our senior secured credit agreement, each of which is described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Special Charges and Credits”:

	Year Ended December 31,
($ in millions)	2008	2007		2006	2005		2004
Impairment charges	$809.5	$—		$2.2	$0.4		$11.0
Write-off of deferred debt issuance costs	—	4.1	(a)	—	2.1	(a)	25.0
Foreign exchange loss (gain)	32.3	(7.8)		(8.6)	(100.8)		100.7
	$841.8	$(3.7)		$(6.4)	$(98.3)		$136.7

(a)              Represents pre-tax charges of $4.1 million related to the write-off of deferred debt issuance costs associated with the redemption of the 2011 Notes in May 2007 and pre-tax charges of $2.1 million related to the write-off of deferred debt issuance costs associated with debt repaid with IPO proceeds in 2005.  These amounts are reported in “loss on early extinguishment of debt” in the Consolidated Statements of Operations.

(16)        In addition to non-cash charges and gains, our EBITDA contains the following other special charges and gains for which we believe adjustment is permitted under our senior secured credit agreement, each of which is described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Which Affect Our Results of Operations—Special Charges and Credits”:

	Year Ended December 31,
($ in millions)	2008	2007	2006	2005	2004
Restructuring and other severance costs (a)	$35.3	$12.0	$5.3	$15.7	$1.1
Systems/organization establishment expenses	12.9	4.2	10.7	3.9	4.8
Acquisition and disposal costs	1.7	2.3	1.9	1.1	0.3
Stamp duty tax	—	—	—	—	4.0
Inventory write-up charges	6.9	5.7	1.1	—	53.8
Long-term debt redemption (discount) premium	(4.0)	14.5	—	10.8	—
Refinancing expenses	—	0.9	—	1.0	1.0
Management services agreement termination fee	—	—	—	10.0	—
Gain on sale of assets and other	(2.4)	(4.7)	(0.3)	(4.4)	—
Acquired in-process research and development	2.9	—	—	—	—
Foreign exchange loss on foreign currency derivatives	—	—	—	—	10.9
Other	1.9	—	0.3	(2.2)	2.8
	$55.2	$34.9	$19.0	$35.9	$78.7

(a)              Includes inventory write-downs of $0.4 million and $0.5 million recorded in cost of products sold for the years ended December 31, 2006 and 2005, respectively.

(17)          Working capital is defined as current assets less current liabilities.

The EBITDA amounts in the above tables do not include $1.8 million, $68.3 million, $51.9 million and $20.6 million for the years ended December 31, 2007, 2006, 2005 and 2004, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007; $37.6 million, $35.3 million, $28.9 million and $28.2 million for the years ended December 31, 2007, 2006, 2005 and 2004, respectively, of Adjusted EBITDA from the Electronics business sold on December 31, 2007; and $5.4 million, $12.0 million, $12.0 million, $10.9 million and $10.5 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively, of Adjusted EBITDA from the pool and spa chemicals business sold on October 10, 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In 2008, we completed the sale of our pool and spa chemicals business and in 2007, we completed the sale of our Groupe Novasep and Electronics segments, excluding our European wafer reclaim business. As a result, our consolidated financial statements have been reclassified to reflect these segments as discontinued operations for all periods presented. See Note 2, “Discontinued Operations,” for further details.

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

Unless otherwise noted, all balances which are denominated in euros are converted at the December 31, 2008 exchange rate of €1.00 = $1.3971.

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

We are focused on growth, productivity, cost reduction, margin expansion, bolt-on acquisitions, divestment of non-core businesses and debt reduction. In connection with this focus, among other things:

•                We have cut costs, reduced overhead and eliminated duplicative positions in both acquired and existing businesses. In 2007, we closed two U.K. facilities acquired in a 2006 acquisition by our Specialty Compounds segment.  We also implemented a restructuring plan in March 2008 in our Color Pigments and Services business in connection with the business acquired from Elementis plc.  This included the reorganization and relocation of the North American Finance and IT services and the closure of three manufacturing facilities. In the fourth quarter of 2008, a restructuring plan was implemented in our Surface Treatment business within our Specialty Chemicals segment which included headcount reductions and the closure of two manufacturing facilities by mid 2009.

•                In the fourth quarter of 2008, we reduced overhead and eliminated duplicative positions throughout the Company as part of our global cost control initiatives.

•                We acquired the global color pigments business of Elementis plc in August 2007 that is included in our Color Pigments and Service business within our Performance Additives segment. In August 2008, we acquired Holliday Pigments, which is also included in our Color Pigments and Service business, and in September 2008, we acquired Nalco’s Finishing Technologies business which is included in our Specialty Chemicals segment;

•                We completed the Titanium Dioxide Pigments venture with Kemira in September 2008. See Note 4, “Acquisitions,” for further details; and

•                We completed the sale of our Groupe Novasep segment in January 2007 and our United States wafer reclaim business in February 2007.  In December 2007, we completed the sale of our Electronics business, excluding our European wafer reclaim business and in October 2008, we completed the sale of our pool and spa chemicals business.

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

Specialty Chemicals

•                 Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. Sales growth in the Surface Treatment business occurred in 2007 and continued in 2008 in most markets and regions served, primarily aerospace, general industrial and European automotive industries. This growth was driven by price increases and the impact of bolt-on acquisitions made in December 2007 and September 2008 that offset raw material cost increases and lower volumes from a slowdown in the automotive markets.  Results in 2009 could be negatively impacted by economic downturns in all business sectors and regions.

•                 Demand for our lithium products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand for lithium carbonate in industrial applications, the aluminum business, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Growth in the Fine Chemicals business occurred in 2007 and continued in 2008 in most market segments, driven by price increases and higher sales volumes of lithium applications.  However, the economic downturn could have a negative impact on our results in 2009.

Performance Additives

•                    Generally, a trend towards the increased use of colored concrete products in the North American construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market negatively impacted North American construction sales beginning in 2007. North American volumes were lower in 2008 and are expected to be down again in 2009 due to the severe contraction in the construction industry. Sales in our Color Pigments and Services business in North America were favorably impacted in 2008 by the acquisition of the global color pigments business of Elementis plc in August 2007 and the acquisition of Holliday Pigments in August 2008, as well as higher selling prices implemented to help recover raw material and energy cost increases. Unlike North America, construction volumes in Europe in our Color Pigments and Services business increased slightly in 2007. However, weaker economic conditions in Europe resulted in a reduction in European construction volumes in 2008 and we expect this trend to continue in 2009.

•                  The change in the market to environmentally advanced wood treatment chemical products, such as alkaline copper quaternary, or ACQ, and the phase out of chromated copper arsenate, or CCA, for residential use previously had a positive impact on the Timber Treatment Chemicals business, which is a leading supplier of these higher margin products. However, the market position of ACQ was negatively impacted in 2007 and 2008 by customer shifts to substitute products, a general slowdown in the construction market and the use of wood substitutes. These trends are expected to continue in 2009. The expiration of the ACQ patent in May 2007 had a negative impact on our results of operations, as at least one new competitor has entered the market and others may follow.  We recently introduced our newest Ecolife system which utilizes Ecovance, a high-performance non-metallic preservative with enhanced environmental benefits. Commercialization began in 2008, but did not have a significant impact in 2008 and is not expected to have a significant impact in 2009.

•                  In the Clay-based Additives business, sales were up slightly in 2007 and continued to increase in 2008 as increased selling prices and volumes for oilfield applications and increased selling prices of coatings and inks were partially offset by lower volumes of coatings and carbonless applications.  As a result of the economic slowdown, sales volumes are expected to be lower in 2009.

•                  Raw material costs have increased in general in the Performance Additives segment, in particular, iron oxide for Color Pigments and Services, quaternary amine (“quat”) for Clay-based Additives and monoethanolamine (“MEA”) for Timber Treatment Chemicals. Our ability to pass on additional selling price increases for raw material increases in 2009 is uncertain in these businesses.

Titanium Dioxide Pigments

•                  Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, construction, cosmetics, pharmaceutical, food, paper and plastics industries. Market conditions, including pricing pressure and current industry overcapacity, have continued to negatively impact this segment. Volumes and selling prices in the fiber anatase business decreased in 2007 and continued to decline in 2008.  While sales of titanium dioxide products in rutile grade were up slightly in 2007 on increased volumes, sales of these products were down in 2008 due to lower selling prices, partially offset by slightly higher volumes.  Our functional additives business increased in 2007 on higher selling prices and volumes, but was down in 2008 on lower volumes.  The economic downturn could have a negative impact on the results of these applications in 2009.

•                  As discussed in Note 4, “Acquisitions,” we completed the formation of a venture with Kemira on September 1, 2008 that focuses on producing and marketing specialty titanium dioxide pigments for the synthetic fiber, packaging inks, cosmetics, pharmaceutical and food industries.

Advanced Ceramics

•                  Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. Although the volume of our products used in medical device applications sold experienced double-digit growth each year from 2001 through 2005, in 2006 some customers in the U.S. reduced their demand due to high inventory levels and delayed approvals resulting in lower volumes. However, sales of our medical device applications increased in 2007 on higher volumes and continued to increase in 2008. We expect this trend to continue throughout 2009.

•                  Despite the negative impact of pricing pressure from Asian competitors, sales of ceramic products for use in cutting tool products were higher in 2007 due to volume increases and new customer projects. Volumes of cutting tool applications were up slightly in 2008.  Sales of mechanical systems and applications were up in 2007, but were lower in 2008 on decreased volumes. Sales of electronic applications were lower in 2007 primarily on decreased volumes and continued to decrease in 2008 on lower selling prices and volumes.  Sales of our multi-functional applications were higher in 2007 from increased volumes, but were down in 2008 from lower volumes and selling prices.

Volumes for these applications, particularly cutting tools, electronics and multi-functional, are expected to be lower in 2009 as they are negatively impacted by the economic downturn, particularly in the automotive industry.

Specialty Compounds

•                  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Newly developed non-halogen products for wire and cable data communication, military and other applications have expanded business in North America for those applications and created opportunities in Europe. Although sales of wire and cable products were up slightly in 2007, sales growth was due to the acquisition of the Megolon division of Scapa Group, plc. As a result of a general downturn in the wire and cable market, volumes of wire and cable products were down slightly in 2008 and are expected to decline in 2009.

•                  Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product, but many are also application specific, such as automotive. We are focusing more of our efforts towards increasing high margin specialty products, in particular, thermoplastic elastomers, and less of our efforts in automotive and footwear. Our net sales in consumer/industrial thermoplastic elastomers were up in 2007, but were flat in 2008.  Net sales of regulated packaging were lower in 2007 and 2008 and are expected to continue to decline in 2009.

•                  Raw material prices for polyvinyl chloride (“PVC”) resin and plasticizers, key raw materials used in the production of wire and cable products, were slightly lower in 2007, but were up in 2008.  We expect the prices of PVC resin and plasticizers to be lower in 2009.

Global Exposure

We operate a geographically diverse business. Of our 2008 net sales, 54% were shipments to Europe, 29% to North America (predominantly the United States) and 17% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 3, “Segment Information.”

We estimate that we sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 96 manufacturing facilities in 26 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the year ended

December 31, 2008, the average exchange rate of the euro against the U.S. dollar was higher compared to 2007. As a result, our net sales, gross profit and operating income were positively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

Raw Materials

Raw materials constituted approximately 52% of our 2008 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2008. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In particular, higher prices for iron-oxide used in the Color Pigments business of our Performance Additives segment had a negative impact on results in 2007 and 2008.  We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers.  See details of our ten most significant raw materials (in terms of dollars) in Item 1, “Business — Raw Materials.”

Energy Costs

In 2008, energy purchases represented approximately 7% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Natural gas prices in North America were relatively stable in 2007, but were higher during 2008.  Natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable, although prices were higher in 2007 and 2008 compared to prior years.

Income Taxes

As of December 31, 2008, the Company has U.S. federal and foreign corporate tax loss carryforwards (excluding state and local amounts) of approximately $197.6 million, of which $43.5 million expire in years 2009 through 2028 and of which $154.1 million have no current expiration date. Included in the U.S. federal and foreign carryforwards are U.S. federal tax loss carryforwards of $24.1 million that expire in years through 2027, of which $1.2 million are subject to limitations. The Company also has state and local tax loss carryforwards of approximately $204.5 million expiring in years 2009 through 2028.

The worldwide valuation allowance decreased by $6.7 million to $84.9 million at December 31, 2008. Of this amount, $50.7 million was a charge to income tax expense, $16.3 million represents a decrease to other comprehensive income, $35.4 million was reversed primarily as a result of the reduction in U.S. deferred tax assets due to the sale of the pool and spa chemicals business and $2.8 million represents a decrease recorded to goodwill. The remainder related to foreign currency translation adjustments and other balance sheet items.

Acquisitions

During the periods presented, we made certain selective acquisitions and strategic transactions pursuant to our business strategy of achieving profitable growth. See Note 4, “Acquisitions,” for further details.

Special Charges and Credits

During the periods presented, we incurred certain special charges that included goodwill impairment charges, systems/organization establishment expenses, restructuring and other severance costs, foreign exchange gains and losses and inventory write-up charges. See “Items excluded from Adjusted EBITDA” section in Note 3, “Segment Information,” for a discussion of special charges and credits recorded in the years ended December 31, 2008, 2007 and 2006.

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

Definition of Adjusted EBITDA

The presentation of consolidated Adjusted EBITDA contained in this report is calculated using the definition set forth in the senior secured credit agreement as a basis and reflects management’s interpretations thereof. Adjusted EBITDA, which is referred to under the senior secured credit agreement as “Consolidated EBITDA,” is defined in the senior secured credit agreement as consolidated earnings (which, as defined in the senior secured credit agreement, equals income (loss) before the deduction of income taxes of the Company and our Restricted Subsidiaries (as such term is defined in the senior secured credit agreement), excluding extraordinary items) plus:

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

For presentation purposes within this report, we use the computation set forth in our senior secured credit agreement as a basis which reflects management’s interpretations thereof. Management has determined that stock-based compensation costs, which are non-cash charges, will not be an adjustment in calculating Adjusted EBITDA as these costs will be an ongoing recurring cost to the Company. These costs are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Specifically, the calculation of Adjusted EBITDA according to the indenture underlying our 2014 Notes and the facility agreement governing our Titanium Dioxide Pigments venture excludes certain adjustments prescribed within the senior secured credit agreement. Given that borrowings under the senior secured credit agreement are secured by most of our assets and given that the calculation does not materially differ from the calculation of Adjusted EBITDA for performance measurement purposes, we believe this is the most appropriate computation of Adjusted EBITDA to present.

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

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net (loss) income is set forth in—Reconciliation of Net (Loss) Income to Adjusted EBITDA for the years ended December 31, 2008, 2007 and 2006), including as a percentage of net sales, for the periods presented. See Note 3, “Segment Information,” for segment information and a reconciliation to income (loss) from continuing operations before taxes and minority interest to Adjusted EBITDA on a segment basis.

	Year ended December 31,
($ in millions)	2008	2007	2006
Statement of operations data:
Net sales:
Specialty Chemicals	$1,232.6	$1,082.9	$918.3
Performance Additives	835.6	798.5	724.8
Titanium Dioxide Pigments	534.8	442.9	409.1
Advanced Ceramics	505.9	452.5	389.6
Specialty Compounds	261.5	276.6	251.0
Corporate and other	9.7	11.8	21.9
Total net sales	3,380.1	3,065.2	2,714.7

Gross profit	1,014.3	976.1	855.7
	30.0%	31.8%	31.5%
Selling, general and administrative expenses	661.3	597.6	540.4
	19.6%	19.5%	19.9%
Impairment charges	809.5	—	2.2
Restructuring and other severance costs	35.3	12.0	4.9
Gain on sale of assets and other	(2.4)	(4.7)	(0.3)
Operating income (loss):
Specialty Chemicals	223.7	206.9	155.0
	18.1%	19.1%	16.9%
Performance Additives	(438.5)	81.5	79.7
	(52.5)%	10.2%	11.0%
Titanium Dioxide Pigments	(229.0)	38.4	45.8
	(42.8)%	8.7%	11.2%
Advanced Ceramics	96.6	83.8	68.0
	19.1%	18.5%	17.5%
Specialty Compounds	(83.9)	22.0	21.9
	(32.1)%	8.0%	8.7%
Corporate and other	(58.3)	(61.4)	(61.9)
Total operating (loss) income	(489.4)	371.2	308.5
Other expenses, net:
Interest expense	(231.1)	(219.3)	(199.9)
Interest income	6.0	11.5	2.4
Gain (loss) on early extinguishment of debt	4.0	(18.6)	—
Refinancing expenses	—	(0.9)	—
Foreign exchange (loss) gain, net	(32.3)	7.8	8.6
Other, net	0.7	—	1.8
Other expenses, net	(252.7)	(219.5)	(187.1)
(Loss) income from continuing operations before taxes and minority interest	(742.1)	151.7	121.4
Income tax (benefit) provision	(23.9)	62.3	61.3
(Loss) income from continuing operations before minority interest	(718.2)	89.4	60.1
Minority interest in continuing operations, net of tax	83.6	(7.9)	—
Net (loss) income from continuing operations	(634.6)	81.5	60.1
Income from discontinued operations, net of tax	3.3	25.3	48.1
Gain on sale of discontinued operations, net of tax	34.3	180.6	—
Minority interest in discontinued operations, net of tax	—	(0.1)	(5.2)
Net (loss) income	$(597.0)	$287.3	$103.0
Adjusted EBITDA:
Specialty Chemicals	$313.0	$262.2	$206.6
	25.4%	24.2%	22.5%
Performance Additives	107.1	150.7	128.7
	12.8%	18.9%	17.8%
Titanium Dioxide Pigments	83.1	82.7	81.9
	15.5%	18.7%	20.0%
Advanced Ceramics	150.2	128.1	104.8
	29.7%	28.3%	26.9%
Specialty Compounds	34.0	34.3	31.7
	13.0%	12.4%	12.6%
Corporate and other	(48.5)	(55.6)	(47.8)
Total Adjusted EBITDA (a)	$638.9	$602.4	$505.9

(a)              This amount does not include $1.8 million and $68.3 million for the years ended December 31, 2007 and 2006, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007; $37.6 million and $35.3 million for the years ended December 31, 2007 and 2006, respectively, of Adjusted EBITDA from the Electronics business sold on December 31, 2007; and $5.4 million, $12.0 million and $12.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, of Adjusted EBITDA from the pool and spa chemicals business sold on October 10, 2008.

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: 2008 versus 2007				Change: 2007 versus 2006
			Constant	Constant			Constant	Constant
		%	Currency	Currency		%	Currency	Currency
($ in millions)	Total	Change	Effect (a)	Basis	Total	Change	Effect (a)	Basis
Statement of operations data:
Net sales:
Specialty Chemicals	$149.7	13.8%	$53.0	$96.7	$164.6	17.9%	$63.7	$100.9
Performance Additives	37.1	4.6	3.8	33.3	73.7	10.2	22.9	50.8
Titanium Dioxide Pigments	91.9	20.7	32.9	59.0	33.8	8.3	36.7	(2.9)
Advanced Ceramics	53.4	11.8	35.7	17.7	62.9	16.1	34.7	28.2
Specialty Compounds	(15.1)	(5.5)	(3.1)	(12.0)	25.6	10.2	9.1	16.5
Corporate and other	(2.1)	(17.8)	0.7	(2.8)	(10.1)	(46.1)	0.9	(11.0)
Total net sales	314.9	10.3	123.0	191.9	350.5	12.9	168.0	182.5

Gross profit	38.2	3.9	45.9	(7.7)	120.4	14.1	55.8	64.6

Selling, general and administrative expenses	63.7	10.7	25.5	38.2	57.2	10.6	33.8	23.4
Impairment charges	809.5			809.5	(2.2)			(2.2)
Restructuring and other severance costs	23.3			23.3	7.1			7.1
Gain on sale of assets and other	2.3			2.3	(4.4)			(4.4)
Total operating expenses	898.8	148.6	25.5	873.3	57.7	10.5	33.8	23.9
Operating income (loss):
Specialty Chemicals	16.8	8.1	9.1	7.7	51.9	33.5	10.3	41.6
Performance Additives	(520.0)	(638.0)	1.1	(521.1)	1.8	2.3	1.7	0.1
Titanium Dioxide Pigments	(267.4)	(696.4)	1.8	(269.2)	(7.4)	(16.2)	3.2	(10.6)
Advanced Ceramics	12.8	15.3	8.8	4.0	15.8	23.2	7.4	8.4
Specialty Compounds	(105.9)	(481.4)	0.3	(106.2)	0.1	0.5	0.4	(0.3)
Corporate and other	3.1	5.0	(0.7)	3.8	0.5	0.8	(1.0)	1.5
Total	(860.6)	(231.8)	20.4	(881.0)	62.7	20.3	22.0	40.7
Other income (expenses):
Interest expense	(11.8)	5.4	0.9	(12.7)	(19.4)	(9.7)	(2.2)	(17.2)
Interest income	(5.5)	(47.8)	(0.3)	(5.2)	9.1	379.2	(0.8)	9.9
Gain (loss) on early extinguishment of debt	22.6				(18.6)
Refinancing expenses	0.9				(0.9)
Foreign exchange (loss) gain, net	(40.1)				(0.8)
Other, net	0.7				(1.8)
(Loss) income from continuing operations before taxes and minority interest
Specialty Chemicals	1.1				55.3
Performance Additives	(533.1)				(7.5)
Titanium Dioxide Pigments	(272.3)				(12.5)
Advanced Ceramics	10.4				14.5
Specialty Compounds	(104.6)				(0.7)
Corporate and other	4.7				(18.8)
Total	(893.8)				30.3
Income tax (benefit) provision	(86.2)				1.0
(Loss) income from continuing operations before minority interest	(807.6)				29.3
Minority interest in continuing operations, net of tax	91.5				(7.9)
Net (loss) income from continuing operations	(716.1)				21.4
Income from discontinued operations, net of tax	(22.0)				(22.8)
Gain on sale of discontinued operations, net of tax	(146.3)				180.6
Minority interest in discontinued operations, net of tax	0.1				5.1
Net (loss) income	$(884.3)				$184.3
Adjusted EBITDA:
Specialty Chemicals	$50.8	19.4%	$11.7	$39.1	$55.6	26.9%	$13.4	$42.2
Performance Additives	(43.6)	(28.9)	2.0	(45.6)	22.0	17.1	4.2	17.8
Titanium Dioxide Pigments	0.4	0.5	5.2	(4.8)	0.8	1.0	6.9	(6.1)
Advanced Ceramics	22.1	17.3	12.0	10.1	23.3	22.2	10.6	12.7
Specialty Compounds	(0.3)	(0.9)	—	(0.3)	2.6	8.2	0.9	1.7
Corporate and other	7.1	12.8	(0.8)	7.9	(7.8)	(16.3)	(0.8)	(7.0)
Total Adjusted EBITDA	$36.5	6.1%	$30.1	$6.4	$96.5	19.1%	$35.2	$61.3

(a)              The constant currency effect is the translation impact calculated based on the change in the applicable rate, primarily the euro, to the U.S. dollar exchange rate for the applicable period.

Year ended December 31, 2008 compared to year ended December 31, 2007

Overview

Net sales increased $314.9 million for the year ended December 31, 2008 compared with the prior year primarily due to the impact of bolt-on acquisitions, the positive impact of currency changes of $123.0 million and increased selling prices of $115.6 million. See further discussion by segment below.

Operating income decreased $860.6 million for the year ended December 31, 2008 compared with the prior year due to a goodwill impairment charge of $809.5 million, lower sales volumes, higher raw material and energy costs in all businesses and restructuring and other severance costs recorded in 2008 primarily related to cost control measures. The positive impact of currency changes of $20.4 million, increased selling prices and lower corporate costs due to decreased incentive compensation-related costs and professional fees had a favorable impact on operating income.

Adjusted EBITDA increased $36.5 million for the year ended December 31, 2008 primarily due to the positive impact of currency changes of $30.1 million, the selling price increases noted above and decreased corporate costs.

Net income from continuing operations decreased $716.1 million compared with the prior year primarily from the goodwill impairment charge, higher interest expense recorded in the year ended December 31, 2008 due to an increase in mark-to-market losses on our interest rate hedging instruments and increased foreign exchange losses on financing activities recorded in 2008.  This was partially offset by the increases noted above and costs of $18.6 million incurred in 2007 to redeem our 2011 Notes.

Minority interest in continuing operations, net of tax increased $91.5 million primarily related to the goodwill impairment charge recorded in the Titanium Dioxide Pigments venture in the fourth quarter of 2008.

Income from discontinued operations, net of tax was $3.3 million for the year ended December 31, 2008 and was comprised of income from operating the pool and spa chemicals business that was sold in October 2008. In the year ended December 31, 2007, income from discontinued operations, net of tax was $25.3 million and was primarily comprised of income from operating the pool and spa chemicals business and the Electronics business which was sold in December 2007.

The gain on sale of discontinued operations, net of tax for the year ended December 31, 2008 of $34.3 million is primarily related to the sale of the pool and spa chemicals business in October 2008. For the year ended December 31, 2007, the gain on sale of discontinued operations of $180.6 million is related to gain of $115.6 million (net of taxes) on the sale of Groupe Novasep and the gain of $65.0 million (net of taxes) on the sale of the Electronics business.

Net income decreased $884.3 million for the year ended December 31, 2008 compared with the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.   Net sales increased $149.7 million over the prior year, including the positive impact of currency changes of $53.0 million. In the Fine Chemicals business, higher selling prices of lithium products, as well as increased volumes, had a favorable impact on net sales. Net sales in the Surface Treatment business were favorably impacted by higher selling prices and the impact of bolt-on acquisitions in December 2007 and September 2008.

Performance Additives.   Net sales increased $37.1 million over the prior year due to acquisitions in August 2007 and 2008.  Also, increased selling prices in our Color Pigments and Services and Clay-based Additives businesses and the positive impact of currency changes of $3.8 million had a favorable impact on net sales. This was partially offset by lower volumes of construction-related products in our Color Pigments and Services and Timber Treatment Chemicals businesses.

Titanium Dioxide Pigments.   Net sales increased $91.9 million over the prior year due to the completion of the venture with Kemira on September 1, 2008 and the positive impact of currency changes of $32.9 million.  This was partially offset by significantly lower net sales on lower volumes, as well as lower selling prices of titanium dioxide products, primarily commodity grade, and lower volumes of functional additives.

Advanced Ceramics.   Net sales increased $53.4 million over the prior year primarily due to the positive impact of currency changes of $35.7 million, increased volumes of medical applications and the impact of bolt-on acquisitions made in April 2007 and October 2008. This was partially offset by lower selling prices and volumes in most applications, particularly in mechanical systems and applications and multifunctional ceramics.

Specialty Compounds.   Net sales decreased $15.1 million over the prior year due to lower volumes in most businesses, particularly in wire and cable and regulated packaging applications, and the negative impact of currency changes of $3.1 million.  This was partially offset by increased selling prices.

Corporate and other.   Net sales decreased $2.1 million over the prior year due to lower volumes and selling prices in the European wafer reclaim business.

Gross profit

Gross profit increased $38.2 million over the prior year due to the positive impact of currency changes of $45.9 million and the sales increases noted above, in particular selling price increases. This was partially offset by raw material cost increases, particularly from the impact of higher phosphoric acid and tin costs in our Specialty Chemicals segment, higher iron-oxide costs in our Color Pigments and Services business, higher quat costs in our Clay-based additives business and higher ethylene vinyl acetate, plasticizer and PVC resin costs in our Specialty Compounds segment. We also experienced lower volumes in our Color Pigments and Services, Timber Treatment Chemicals and Titanium Dioxide Pigments businesses and higher depreciation and amortization costs in most businesses including the impact of acquisitions. Gross profit as a percentage of net sales decreased to 30.0% for the year ended December 31, 2008 from 31.8% for the year ended December 31, 2007.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $63.7 million over the prior year due in part to the impact of currency changes of $25.5 million. Higher SG&A costs were also recorded in a few segments, particularly in Specialty Chemicals and Advanced Ceramics, related to increased sales volumes. SG&A expenses as a percentage of net sales was 19.6% in the year ended December 31, 2008 compared to 19.5% for the year ended December 31, 2007.

Impairment charges

We recorded a goodwill impairment charge of $809.5 million in the fourth quarter of 2008 due to the significant drop in global stock valuations, the substantial reduction in the market valuation of Rockwood and comparable companies, and the continuing negative global economic and market outlook. In particular, the downturn in the construction industry has had a negative impact on a number of our businesses. As a result, we recorded a non-cash goodwill impairment charge in the following businesses: Color Pigments and Services ($293.2 million), Timber Treatment Chemicals ($88.3 million) and Clay-based Additives ($75.1 million) within our Performance Additives segment; Titanium Dioxide Pigments segment ($247.7 million); and Specialty Compounds segment ($105.2 million). See further discussion in “Critical Accounting Policies and Estimates,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 7, “Goodwill.”

Restructuring and other severance costs

We recorded $35.3 million of restructuring and other severance costs for the year ended December 31, 2008 throughout the Company.  These charges primarily related to headcount reductions as part of our global cost control initiatives.  We recorded $12.0 million of restructuring charges for the year ended December 31, 2007 for miscellaneous restructuring actions in the Specialty Chemicals, Performance Additives, Advanced Ceramics and Corporate and other segments for headcount reductions and facility closures. See Note 14, “Restructuring And Other Severance Costs,” for further details.

Gain on sale of assets

We recorded a gain of $2.4 million for the year ended December 31, 2008 primarily related to the sale of land that was acquired as part of the acquisition of Dynamit Nobel in 2004. For the year ended December, 2007, we recorded a gain of $4.7 million primarily related to the sale of our U.S. wafer reclaim business.

Operating income

Specialty Chemicals.   Operating income increased $16.8 million over the prior year primarily due to the positive impact of currency changes of $9.1 million and higher sales discussed above. This increase was partially offset by higher raw material costs of $25.5 million, primarily for phosphoric acid and tin, increased depreciation and amortization costs of $15.3 million, including the impact of bolt-on acquisitions made in December 2007 and September 2008, and increased restructuring and other severance costs of $14.6 million.

Performance Additives.   Operating income decreased $520.0 million over the prior year due to the goodwill impairment charge of $456.6 million, lower sales volumes discussed above, and higher raw material costs of $46.7 million, particularly higher iron-oxide costs in the Color Pigments and Services business and higher quat costs in our Clay-based Additives business. Higher depreciation and amortization costs of $9.6 million primarily due to the acquisitions made in August 2007 and 2008 and increased restructuring and other severance costs of $8.1 million also had an unfavorable impact on operating income.

Titanium Dioxide Pigments.   Operating income decreased $267.4 million over the prior year primarily due to the goodwill impairment charge of $247.7 million, lower sales volumes and selling prices discussed above, increased depreciation and amortization costs of $13.9 million and higher energy costs of $8.7 million. This was partially offset by increased sales related to the completion of the venture with Kemira on September 1, 2008.

Advanced Ceramics.   Operating income increased $12.8 million over the prior year primarily due to the positive impact of currency changes of $8.8 million, the increased sales volumes noted above and productivity improvements. The impact of bolt-on acquisitions made in April 2007 and October 2008 also had a favorable impact on operating income. This increase was partially offset by lower selling prices and increased depreciation and amortization costs of $6.5 million primarily related to the acquisitions discussed above.

Specialty Compounds.   Operating income decreased $105.9 million over the prior year due to the goodwill impairment charge of $105.2 million, lower sales volumes discussed above and higher raw material costs of $12.6 million, particularly ethylene vinyl acetate, plasticizer and PVC resin costs.  This was partially offset by lower operating costs and higher selling prices.

Corporate and other.   Operating loss decreased $3.1 million primarily due to lower incentive compensation related costs and lower professional fees, partially offset by lower gains on asset sales and higher depreciation and amortization costs.

Other income (expenses)

Interest expense.  Interest expense increased $11.8 million over the prior year. The years ended December 31, 2008 and 2007 included losses of $51.5 million and $32.2 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. The remaining interest expense decrease of $7.5 million is primarily due to the redemption of the 2011 Notes in May 2007 in the aggregate amount of $273.4 million, partially offset by increased debt levels related to the completion of the Titanium Dioxide Pigments venture.

Interest income.  Interest income decreased $5.5 million for the year ended December 31, 2008 compared to the same period in the prior year due to lower average cash balances in 2008 compared to prior year and lower short-term average rates.

Gain/Loss on early extinguishment of debt.   In the fourth quarter of 2008, we redeemed €11.0 million of our senior subordinated notes due in 2014 at a discount and recorded a gain of $4.0 million. In the second quarter of 2007, we paid a redemption premium of $14.5 million and wrote off $4.1 million of deferred financing costs associated with the redemption of the 2011 Notes in May 2007.

Refinancing expenses.  In March 2007, we expensed $0.9 million related to the fourth amendment of the senior secured credit agreement resulting in a 50 basis point reduction on our tranche G term loans.

Foreign exchange, net.   For the year ended December 31, 2008, we had foreign exchange losses of $32.3 million primarily due to the impact of the weaker British Pound as of December 31, 2008 versus December 31, 2007 related to non-operating euro-denominated transactions. For the year ended December 31, 2007, we had foreign exchange gains of $7.8 million primarily related to euro-denominated debt, cash and inter-company loans.

Provision for income taxes

The effective income tax rate for the year ended December 31, 2008 was 3.2% and an income tax benefit of $23.9 million was recorded for the year ended December 31, 2008. The effective income tax rate compared to the federal statutory rate was negatively impacted primarily by non-deductible book goodwill impairments. It was also impacted negatively by domestic losses which are not tax effected as a result of a full valuation allowance and positively impacted by geographic earnings mix and an allocation of tax benefits to continuing operations. The effective income tax rate was 41.1% for the year ended December 31, 2007 and was favorably impacted by certain non-recurring items, primarily related to the impact of a statutory rate change in certain European jurisdictions and the allocation of tax benefits to continuing operations.

Minority interest in continuing operations

For the years ended December 31, 2008 and 2007, we recorded minority interest in continuing operations of $83.6 million and $(7.9) million.  Minority interest represents the minority interest portion of the Viance, LLC joint venture completed in January 2007 between our Timber Treatment Chemicals business and Rohm and Haas Company and the minority interest portion of the Titanium Dioxide Pigments venture completed in September 2008 between our Titanium Dioxide Pigments segment and Kemira.  Minority interest in 2008 is primarily related to the goodwill impairment charge recorded in the Titanium Dioxide Pigments venture in the fourth quarter of 2008.

Net (loss) income from continuing operations

Net loss from continuing operations for the year ended December 31, 2008 was $634.6 million as compared to net income from continuing operations of $81.5 million for the prior year for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax was $3.3 million for the year ended December 31, 2008 from operating the pool and spa chemicals business that was sold in October 2008, compared to $25.3 million for the year ended December 31, 2007, due to income from operating the Electronics business, that was sold in December 2007 and the pool and spa chemicals business.

Gain on sale of discontinued operations, net of tax

The gain on sale of discontinued operations, net of tax, of $34.3 million recorded for the year ended December 31, 2008 is primarily related to the sale of the pool and spa chemicals business in October 2008. The gain on the sale of the pool and spa chemicals business included a tax provision of $8.6 million related to the excess of taxable income at Group versus available net operating losses (“NOL’s”) at Group. Group, through its tax sharing agreement with its parent companies, will utilize available NOL’s at its parent companies to offset the taxable income not covered by Group NOL’s. The corresponding credit is reflected in additional paid in capital. For the year ended December 31, 2007, we recorded a gain on sale, net of tax, of $115.6 million as a result of the sale of the Groupe Novasep segment in January 2007 and a gain, net of tax, of $65.0 million as a result of the sale of the Electronics business in December 2007. The gain on the sale of the Electronics business included a tax provision of $29.8 million related to the excess of taxable income at Group versus available NOL’s at Group. Group, through its tax sharing agreement with its parent companies, will utilize available NOL’s at its parent companies to offset the taxable income not covered by Group NOL’s. The corresponding credit is reflected in additional paid in capital.

Minority interest in discontinued operations

Minority interest in discontinued operations represents the minority interest portion of Groupe Novasep’s net income for the year ended December 31, 2007.

Net (loss) income

Net loss for the year ended December 31, 2008 was $597.0 million as compared to net income of $287.3 million for the year ended December 31, 2007 for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA increased $50.8 million over the prior year primarily due to the impact of higher sales discussed above and the positive impact of currency changes of $11.7 million. This increase was partially offset by higher raw material costs of $25.5 million as discussed above.

Performance Additives.   Adjusted EBITDA decreased $43.6 million over the prior year due to lower sales volumes and higher raw material costs of $46.7 million as discussed above.

Titanium Dioxide Pigments.   Adjusted EBITDA increased $0.4 million over the prior year primarily due to the impact of currency changes of $5.2 million, as well as by increased sales related to the completion of the venture with Kemira on September 1, 2008. This was partially offset by the lower sales volumes and selling prices discussed above and higher energy costs of $8.7 million.

Advanced Ceramics.   Adjusted EBITDA increased $22.1 million over the prior year primarily due to the impact of the increased sales volumes noted above, productivity improvements and the positive impact of currency changes of $12.0 million. The impact of bolt-on acquisitions made in April 2007 and October 2008 also had a favorable impact on Adjusted EBITDA. This increase was partially offset by lower selling prices.

Specialty Compounds.   Adjusted EBITDA decreased $0.3 million primarily due to the lower sales volumes discussed above and higher raw material costs of $12.6 million, particularly ethylene vinyl acetate, plasticizer and PVC resin costs.  This was partially offset by lower operating costs and higher selling prices.

Corporate and other.   Adjusted EBITDA increased $7.1 million primarily due to lower incentive compensation related costs and lower professional fees.

Year ended December 31, 2007 compared to year ended December 31, 2006

Overview

Net sales increased $350.5 million for the year ended December 31, 2007 compared with the prior year driven by increased selling prices of $76.4 million, strong demand in a number of our segments, particularly in our Specialty Chemicals segment, and higher volumes related to acquisitions. The positive impact of currency changes of $168.0 million also had a favorable impact on net sales. See further discussion by segment below.

Operating income and Adjusted EBITDA also increased for the year ended December 31, 2007 compared with the prior year primarily due to the impact of the sales increases noted above. Operating income and Adjusted EBITDA were negatively impacted by higher raw material costs in most businesses.

Net income from continuing operations increased $21.4 million in the year ended December 31, 2007 compared with the prior year primarily due to the reasons noted above. This was partially offset by costs of $18.6 million incurred in the second quarter of 2007 to redeem our 2011 Notes and higher interest expense recorded in the year ended December 31, 2007 compared to the prior year due to an increase in mark-to-market losses on our interest rate hedging instruments.

Income from discontinued operations, net of tax, decreased $22.8 million in the year ended December 31, 2007 compared with the prior year primarily due to the sale of Groupe Novasep in January 2007, partially offset by the tax benefit recorded in the first quarter of 2006 related to the favorable treatment on the sale of Rohner AG in 2006.  See further details in Note 2, “Discontinued Operations.”

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

Performance Additives.   Net sales increased $73.7 million over the prior year primarily due to the acquisition of the global color pigments business of Elementis plc completed on August 31, 2007, increased selling prices of ACQ products and the positive impact of currency changes of $22.9 million. This was partially offset by lower construction volumes in North America in our Color Pigments and Services business and lower volumes in our Timber Treatment Chemicals business.

Titanium Dioxide Pigments.   Net sales increased $33.8 million over the prior year due to the positive impact of currency changes of $36.7 million.  Excluding the impact of currency changes, net sales were down as lower volumes and prices of titanium dioxide in anatase grade were partially offset by higher selling prices for functional additives and higher volumes of titanium dioxide products in rutile grade.

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

Gross profit

Gross profit increased $120.4 million over the prior year primarily due to the selling price increases noted above, as well as productivity improvements and the positive impact of currency changes of $55.8 million. This was partially offset by raw material cost increases, particularly from the impact of higher zinc and other raw material costs in our Specialty Chemicals segment, higher iron-oxide and cobalt raw material costs in our Color Pigments and Services business and higher copper costs in our Timber Treatment Chemicals business of our Performance Additives segment. Gross profit as a percentage of net sales was 31.8% in the year ended December 31, 2007 versus 31.5% in the year ended December 31, 2006. Gross profit in 2007 includes a reduction of $5.7 million primarily due to an inventory write-up charge related to the acquisition of the global color pigments business of Elementis plc. In 2006, gross profit was lower due to an inventory write-up charge of $1.1 million.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, increased $57.2 million over the prior year primarily due to the impact of currency changes of $33.8 million. Higher SG&A costs were also recorded in a number of our segments related to increased sales volumes. SG&A expenses as a percentage of net sales were 19.5% in the year ended December 31, 2007 compared to 19.9% in the year ended December 31, 2006, as a result of higher net sales impacted by selling price increases.

Impairment charges

We recorded an impairment charge of $2.2 million in 2006 related to the write-down of machinery and equipment in the Fine Chemicals division of the Specialty Chemicals segment.

Restructuring and other severance costs

We recorded $12.0 million of restructuring charges in the year ended December 31, 2007 for miscellaneous restructuring actions in the Specialty Chemicals, Performance Additives, Advanced Ceramics and Corporate and other segments.  In the Corporate and other segment, $4.7 million of restructuring charges were recorded for the year ended December 31, 2007 primarily related to the restructuring of the wafer reclaim business.  We recorded $4.9 million of restructuring charges in the year ended December 31, 2006 for miscellaneous restructuring actions in the Specialty Chemicals, Performance Additives, Advanced Ceramics and Corporate and other segments for miscellaneous headcount reductions and facility closures. See Note 14, “Restructuring And Other Severance Costs,” for further details.

Gain on sale of assets

We recorded gains of $4.7 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively.  The gain of $4.7 million for the year ended December 31, 2007 is primarily related to the sale of our U.S wafer reclaim business.

Operating income

Specialty Chemicals.   Operating income increased $51.9 million primarily due to the impact of higher sales in both the Surface Treatment and Fine Chemicals businesses and the positive impact of currency changes of $10.3 million. This increase was partially offset by higher raw material costs of $25.2 million primarily related to zinc and other raw materials.

Performance Additives.   Operating income increased $1.8 million over the prior year due to the positive impact of currency changes of $1.7 million. This increase was partially offset by the lower sales volumes discussed above, and higher raw material costs of $9.8 million, particularly copper costs in the Timber Treatment Chemicals business, higher iron-oxide and cobalt costs in our Color Pigments and Services business and higher quat costs in our Clay-based Additives business.  Higher depreciation and amortization costs of $14.0 million primarily due to the Viance, LLC joint venture formed in January 2007 and the acquisition of the global color pigments business of Elementis plc, along with increased inventory write-up charges of $4.7 million primarily related to the Elementis acquisition, also had an unfavorable impact on operating income.

Titanium Dioxide Pigments.   Operating income decreased $7.4 million over the prior year due to higher raw material costs of $4.6 million, particularly zinc and other raw material costs, higher energy costs of $2.1 million, an unfavorable mix and lower selling prices of titanium dioxide products.  This decrease was partially offset by the positive impact of currency changes of $3.2 million.

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

Specialty Compounds.   Operating income increased $0.1 million due to the positive impact of currency changes of $0.4 million, higher sales volumes from the acquisition completed in October 2006 and a favorable product mix.  This was partially offset by higher depreciation and amortization costs of $2.5 million related to an acquisition in October 2006.

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

Other income (expenses)

Interest expense.  Interest expense increased $19.4 million in the year ended December 31, 2007 compared to the prior year. The years ended December 31, 2007 and 2006 included losses of $32.2 million and gains of $7.2 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. The remaining interest expense decrease of $20.0 million is primarily due to lower interest expense related to the redemption in May 2007 of the 2011 Notes in the aggregate amount of $273.4 million.

Interest income.  Interest income increased $9.1 million in the year ended December 31, 2007 compared to the prior year from interest earned on cash from operations and interest earned on cash equivalents stemming from the net cash proceeds received from the sale of Groupe Novasep and the formation of the Viance, LLC joint venture in January 2007.

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

Provision for income taxes

The effective income tax rate for the year ended December 31, 2007 was 41.1%. We recorded an income tax provision of $62.3 million for the year ended December 31, 2007.  The effective income tax rate was favorably impacted by certain non-recurring items, primarily a reduction related to the impact of statutory rate changes in certain European jurisdictions and the allocation of tax benefits to continuing operations. The effective income tax rate for the year ended December 31, 2006 was 50.5% and was negatively impacted by an increase in the valuation allowances primarily related to the U.S. operations and favorably impacted by the foreign rate differential.

Minority interest in continuing operations

Minority interest represents the minority interest portion of the Viance, LLC joint venture that was completed in January 2007 between our Timber Treatment Chemicals business and Rohm and Haas Company.

Net income from continuing operations

Net income from continuing operations was $81.5 million as compared to net income from continuing operations of $60.1 million for the year ended December 31, 2006 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax decreased to $25.3 million for the year ended December 31, 2007 compared to income of $48.1 million for the year ended December 31, 2006 due to income earned from the Groupe Novasep segment in the year ended December 31, 2006 and the tax benefit recorded in the first quarter of 2006 related to the favorable treatment on the sale of Rohner AG. As noted above, the Groupe Novasep segment was sold in January 2007.

Gain on sale of discontinued operations, net of tax

This included a gain on sale of $115.6 million (net of tax) as a result of the sale of the Groupe Novasep segment in January 2007 and a gain on sale of $65.0 million (net of tax) as a result of the sale of the Electronics business, excluding the European wafer reclaim business, in December 2007. The gain on the sale of the Electronics business included a tax provision of $29.8 million related to the excess of taxable income at Group versus available NOL’s at Group. Group, through its tax sharing agreement with its parent companies, will utilize available NOL’s at its parent companies to offset the taxable income not covered by Group NOL’s. The corresponding credit is reflected in additional paid in capital.

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

Performance Additives.   Adjusted EBITDA increased $22.0 million over the prior year primarily from the selling price increases noted above.  The positive impact of currency changes of $4.2 million and the acquisition of the global color pigments business of Elementis plc that was completed on August 31, 2007 also had a favorable impact on Adjusted EBITDA. This was partially offset by higher raw material costs and the lower sales volumes discussed above.

Titanium Dioxide Pigments.   Adjusted EBITDA increased $0.8 million over the prior year due to the positive impact of currency changes of $6.9 million. Excluding the impact of currency changes, Adjusted EBITDA was lower due to higher raw material and energy costs, an unfavorable mix and lower selling prices.

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

Reconciliation of Net (Loss) Income to Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net (loss) income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net (loss) income to Adjusted EBITDA on a consolidated basis:

	Year ended December 31,
($ in millions)	2008	2007	2006
Net (loss) income	$(597.0)	$287.3	$103.0
Income from discontinued operations, net of tax	(3.3)	(25.3)	(48.1)
Gain on sale of discontinued operations, net of tax	(34.3)	(180.6)	—
Minority interest in discontinued operations, net of tax	—	0.1	5.2
Net (loss) income from continuing operations	(634.6)	81.5	60.1
Income tax (benefit) provision	(23.9)	62.3	61.3
Minority interest in continuing operations, net of tax	(83.6)	7.9	—
(Loss) income from continuing operations before taxes and minority interest	(742.1)	151.7	121.4
Interest expense (a)	231.1	219.3	199.9
Interest income	(6.0)	(11.5)	(2.4)
Depreciation and amortization	258.9	211.7	174.4
Impairment charges	809.5	—	2.2
Restructuring and other severance costs (b)	35.3	12.0	5.3
Systems/organization establishment expenses	12.9	4.2	10.7
Acquisition and disposal costs	1.7	2.3	1.9
Inventory write-up charges	6.9	5.7	1.1
(Gain) loss on early extinguishment of debt (c)	(4.0)	18.6	—
Refinancing expenses	—	0.9	—
Acquired in-process research and development	2.9	—	—
Gain on sale of assets and other	(2.4)	(4.7)	(0.3)
Foreign exchange loss (gain), net	32.3	(7.8)	(8.6)
Other	1.9	—	0.3
Total Adjusted EBITDA (d)	$638.9	$602.4	$505.9

(a)              Includes (losses) gains of $(51.5) million, $(32.2) million and $7.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)             Includes inventory write-downs of $0.4 million recorded in cost of products sold for the year ended December 31, 2006.

(c)              For the year ended December 31, 2008, we redeemed €11.0 million of our senior subordinated notes due in 2014 at a discount and recorded a gain of $4.0 million. For the year ended December 31, 2007, a redemption premium of $14.5 million was paid and $4.1 million of deferred financing costs were written off in connection with the redemption of the 2011 Notes.

(d)             This amount does not include $1.8 million and $68.3 million for the years ended December 31, 2007 and 2006, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold in January 2007; $37.6 million and $35.3 million for the years ended December 31, 2007 and 2006, respectively, of Adjusted EBITDA from the Electronics segment sold in December 2007; and $5.4 million, $12.0 million and $12.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, of Adjusted EBITDA from the pool and spa chemicals business sold in October 2008.

Liquidity and Capital Resources

Cash Flows

Operating Activities.   Net cash provided by operating activities was $301.9 million, $368.6 million and $305.0 million in 2008, 2007 and 2006, respectively. Net cash from operating activities decreased in 2008 primarily from the higher use of operating cash from working capital changes and the reduction in operating cash flows due to the divestiture of the Electronics business, partially offset by lower cash interest expense. Net cash from operating activities increased in 2007 primarily from higher operating income and lower cash interest expense, partially offset by higher use of operating cash from working capital changes and lower operating cash flows due to the Groupe Novasep divestiture.

Investing Activities.   Net cash (used in) provided by investing activities was $(295.5) million, $377.6 million and $(248.8) million in 2008, 2007 and 2006, respectively. Net cash used in investing activities for the year ended December 31, 2008 included the acquisitions of Holliday Pigments, Nalco’s Finishing Technologies business and other acquisitions in 2008 and increased capital expenditures. This was partially offset by the sale proceeds from the sale of the pool and spa chemicals business in the fourth quarter of 2008 and funds received related to the claim settlement between the Company and GEA Group in the first quarter of 2008.  See Note 7, “Goodwill,” for further details.  Net cash provided by investing activities for the year ended December 31, 2007 increased primarily due to proceeds received from the sale of the Electronics business, the sale of the Groupe Novasep segment and the formation of the Viance, LLC joint venture. This was partially offset by acquisitions made in 2007, including the acquisition of the global color pigments business of Elementis plc in August 2007, and higher capital expenditures. Net cash used for investing activities for the year ended December 31, 2006 was primarily comprised of capital expenditures and acquisitions. Net cash used for acquisitions in 2006 was related to businesses acquired in our Advanced Ceramics and Specialty Compounds segments.

Financing Activities.   Net cash provided by (used in) financing activities was $102.6 million, $(413.3) million and $(102.8) million in 2008, 2007 and 2006, respectively.  For the year ended December 31, 2008, net cash provided by financing activities included $362.5 million related to the financing of the Titanium Dioxide Pigments venture, partially offset by the payment of assumed debt to the minority shareholder of the Titanium Dioxide Pigments venture of $141.4 million. For the year ended December 31, 2007, net cash used in financing activities included the redemption of our 10 5/8% Senior Subordinated Notes that were due in 2011 in the aggregate principal amount of $273.4 million and related redemption premiums of $14.5 million. For the year ended December 31, 2006, net cash used in financing activities was primarily comprised of scheduled debt payments for long-term debt.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. Events that occurred in 2008 that had an impact on our liquidity include:

•                  In March 2008, we received €18.8 million ($29.1 million) from GEA Group and GEA North America for the settlement of all existing and future non-tax related claims resulting from the sale and purchase agreement entered into in connection with the Dynamit Nobel Acquisition in April 2004.

•                  In the third quarter of 2008, we acquired Holliday Pigments for approximately €46.0 million ($68.6 million using an August 11, 2008 exchange rate of €1.00 = $1.4909) and Nalco’s Finishing Technologies business for approximately $75.0 million.

•                  In September 2008, we completed the Titanium Dioxide Pigments venture with Kemira. The venture’s acquisition of the shares of the Rockwood and Kemira entities was facilitated by the borrowings under a term loan of €250.0 million ($362.5 million using a September 3, 2008 exchange rate of €1.00 = $1.4498).  The venture made a payment of €97.5 million ($141.4 million using a September 3, 2008 exchange rate) to the venture’s minority shareholder.

•                  In October 2008, we sold the pool and spa chemicals business and received net cash proceeds of $122.0 million.

Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. Our debt service requirements and other contractual obligations and commitments over the next several years are significant and are substantially higher than historical amounts.  We believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowings available under our revolving credit facility will be adequate sources of liquidity for the remainder of 2009. However, a prolonged economic downturn or recession may have a material adverse impact on our results of operations, cash flows from operations and our liquidity. If our operating results deteriorate, we may need to use some or all of our available cash to reduce our leverage in order to comply with the leverage ratios in our debt agreements. If these sources are insufficient to fund our liquidity needs, we may need to use other means available to us, such as reduce or delay capital expenditures or take other cost cutting measures or seek additional sources of capital. In addition, any future major acquisitions, business combinations or other such events may require us to seek additional capital resources, such as through additional borrowings, equity issuances or other sources, to satisfy our liquidity needs.  The recent unprecedented adverse conditions in the global capital and credit markets may limit our ability to secure capital or obtain it on terms and conditions that are acceptable to us.  We cannot predict with any certainty the impact of this or any further disruption in these markets or our ability to access these markets in the future. See Item 1, “Business,” and Item 1A, “Risk Factors.”

In addition, our liquidity may be negatively impacted due to funding obligations related to certain pension plans. We have several pension plans located in Germany, Finland, the United Kingdom and the United States, which have been adversely impacted by market conditions. For example, based upon recent investment performance of pension assets in a pension plan covering the majority of our German employees, we may have to increase funding and/or make a significant payment to the plan via a one-time payment and/or long-term funding arrangement. However, this could change significantly based on the investment performance of the pension plan and the future performance of the pension plan assets. Any further deterioration of the capital markets or returns available in such markets may materially and adversely impact our pension plan assets and increase our funding obligations for one or more of these plans and adversely impact our liquidity. We cannot predict the impact of this or any further market disruption on our pension funding obligations.

As of December 31, 2008, we had actual total indebtedness of $2,811.2 million. The revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $225.2 million as of December 31, 2008. There were no outstanding borrowings under this revolving credit facility as of December 31, 2008. The revolving credit facility under the Titanium Dioxide Pigments venture facility provided for additional borrowings of up to €30.0 million ($41.9 million). As of December 31, 2008, there were no outstanding borrowings under this revolving credit facility.

As of December 31, 2008, we had cash and cash equivalents of $468.7 million from several sources, including cash from operations and the net cash proceeds received from the sale of the Electronics business in December 2007 and pool and spa chemicals business in October 2008, less cash used for certain selective acquisitions.

Senior secured credit facilities.   The senior secured credit facilities, as amended, consist of:

•                  tranche A-1 term loans in an aggregate principal amount of €22.8 million ($31.9 million) and tranche A-2 term loans in an aggregate principal amount of €99.4 million ($138.9 million), each maturing on July 30, 2011 and bearing interest at EURIBOR plus 1.75%;

•                  tranche E term loans in an aggregate principal amount of $1,104.9 million, maturing on July 30, 2012 and bearing interest at the Company’s option of either (i)  LIBOR plus 1.50% or (ii) ABR plus 0.75%. For the year ended December 31, 2008, we have elected to use option (i)  LIBOR plus 1.50%;

•                  tranche G term loans in an aggregate principal amount of €265.2 million ($370.5 million) maturing on July 30, 2012 and bearing interest of EURIBOR plus 1.75%; and

•                  a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010, bearing interest at the Company’s option of either (i)  LIBOR plus 1.75% or (ii) ABR plus 1.00%. As of December 31, 2008, we had no borrowings outstanding under this facility and had outstanding letters of credit of $24.8 million that reduced our availability under the credit facility.

In each case, the interest rates are subject to step-downs determined by reference to a performance test. LIBOR is the London inter-bank offered rate. ABR is the alternate base rate, which is the highest of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the original principal amount. Tranche E and tranche G term loans are payable in January and July of each year at amounts equal to 0.5% of the principal amount of the former tranche D term loans and tranche F term loans, respectively, with the remainder due at the final maturity date.

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

Covenant compliance.   In addition to the affirmative and restrictive covenants, the senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA (including certain adjustments for acquisitions and synergies), which reflects management’s interpretations thereof:

•                  a leverage ratio: for the twelve-month period ended December 31, 2008, net debt (total debt plus capital lease obligations, minus cash up to a maximum of $100.0 million) to Adjusted EBITDA must be less than 4.50 to 1; for such period, our ratio equaled 3.97 to 1; and

•                  an interest coverage ratio: for the twelve-month period ended December 31, 2008, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate and cross-currency interest rate derivatives) must be at least 1.95 to 1; for such period, our ratio equaled 4.28 to 1.

Effective January 1, 2009, our leverage ratio must be 4.25 to 1 under the terms of our credit agreement. These covenants are material terms of the senior secured credit agreement. Non-compliance with these covenants or other covenants could result in a default under the senior secured credit agreement and the lenders could elect to declare all amounts borrowed immediately due and payable. Any such acceleration would also result in a default under the indenture governing the 2014 Notes, which could lead to the note holders electing to declare the principal, premium, if any, and interest on the then outstanding notes immediately due and payable.  The senior secured credit agreement contains a cross default provision for indebtedness in excess of $30.0 million; therefore, a default under the indenture governing the 2014 Notes, the Titanium Dioxide Pigments term loans or other indebtedness may cause the lenders to declare the principal and interest on the then outstanding senior secured credit facilities immediately due and payable.

As discussed above, the leverage ratio under the senior secured credit agreement must be less than 4.25 to 1 effective January 1, 2009, with no further reductions thereafter.  We may use available cash in excess of $100.0 million to pay down debt at any time in order to reduce this leverage ratio.  As of December 31, 2008, we had cash and cash equivalents of $468.7 million.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Definitions of Adjusted EBITDA,” for a discussion of the definition of Adjusted EBITDA used in calculating our financial covenants.

We were in compliance with the above covenants as of December 31, 2008 and 2007.

2014 Notes.   The 2014 Notes have an aggregate principal amount of €364.0 million ($508.5 million) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. Interest on the 2014 Notes is payable semi-annually on May 15 and November 15. Interest on the 2014 Notes accrues at the rate of 7.625% in the case of the Euro notes and 7.500% in the case of the U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2014 Notes on a senior subordinated unsecured basis.  In the fourth quarter of 2008, we redeemed €11.0 million of our 2014 Notes at a discount and recorded a gain of $4.0 million.  We may use available cash to redeem additional 2014 Notes at any time to reduce our leverage ratio.

The 2014 Notes contain various affirmative and restrictive covenants. The restrictive covenants limit our ability, and the ability of our restricted subsidiaries, to, among other things, incur or guarantee additional indebtedness (as described below), pay dividends or make other equity distributions or repurchase capital stock, make investments or other restricted payments, create liens, transfer or sell assets, restrict dividends or other payments to us, engage in transactions with affiliates, and merge or consolidate with other companies or sell substantially all of our assets.

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended December 31, 2008, the fixed charge coverage ratio equaled 4.28 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

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

Titanium Dioxide Pigments venture term loans, revolving credit facility and assumed debt.   During June 2008, as amended in August 2008, the Titanium Dioxide Pigments venture entered into a facility agreement that provides for a term loan facility in an aggregate amount of €250.0 million ($349.3 million) and a revolving credit facility in an aggregate amount of €30.0 million ($41.9 million), both maturing on June 17, 2013. The Titanium Dioxide Pigments venture borrowed €250.0 million under the term loan facility.  In addition, the Titanium Dioxide Pigments venture has assumed debt of €24.2 million ($33.8 million) at December 31, 2008 from Kemira, primarily due to a defined benefit plan, at interest rates ranging from 3.75% to 5.00%.  As of December 31, 2008, there were no outstanding borrowings under the revolving credit facility.

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

The interest rate on the loans is EURIBOR (or LIBOR if the currency is in USD) plus 3%, subject to a step down determined by reference to a leverage ratio test. The term loan shall be repaid in installments over a five-year period from the date of the facility agreement, with payments commencing twelve months from such date; both loans may be repaid in advance without penalty.

The facility agreement contains affirmative and restrictive covenants, subject to certain thresholds and exceptions. The restrictive covenants limit the venture’s ability to undertake certain actions, including but not limited to acquiring or disposing of assets, creating liens on assets, entering into a merger or corporate restructuring, and incurring additional indebtedness. These covenants are calculated in accordance with International Financial Reporting Standards and are based solely on the results of the venture. In addition, the facility agreement requires the venture to meet certain financial covenants, including:

•                  A leverage coverage ratio: for the twelve-month period ended December 31, 2008, net debt to EBITDA, subject to certain adjustments, (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement) must be less than 4.00 to 1: for such period, our ratio equaled 3.38 to 1;

•                  An interest coverage ratio: EBITDA, subject to certain adjustments, (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement) to cash interest expense (net of interest income), must be greater than 2.75 to 1: for such period, our ratio equaled 3.46 to 1; and

•                  Cash flow coverage ratio: cash generated for financing activities (EBITDA, subject to certain adjustments, less working capital changes, capital expenditures and interest) to debt service (interest expense and amortization of debt) must be greater than 1.00: for such period, our ratio equaled 1.58 to 1.

As discussed above, the leverage ratio under the facility agreement must be less than 4.00 to 1.  We may use available cash to pay down debt at any time in order to reduce this leverage ratio.

We were in compliance with the above covenants as of December 31, 2008.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA:

	Year ended December 31,
($ in millions)	2008	2007	2006
Net cash provided by operating activities from continuing operations	$289.9	$330.3	$248.6
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	91.5	50.7	18.2
Current portion of income tax provision	40.6	33.3	24.9
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	164.0	166.4	195.1
Restructuring and other severance costs (a)	35.3	12.0	5.3
Systems/organization establishment expenses	12.9	4.2	10.7
Acquisition and disposal costs	1.7	2.3	1.9
Inventory write-up charges	6.9	5.7	1.1
Refinancing expenses	—	0.9	—
Bad debt provision	(3.4)	1.3	0.1
Gain on sale of assets and other	(2.4)	(4.7)	(0.3)
Other	1.9	—	0.3
Total Adjusted EBITDA (b)	$638.9	$602.4	$505.9

(a)                Includes inventory write-downs of $0.4 million recorded in cost of products sold for the year ended December 31, 2006.

(b)               This amount does not include $1.8 million and $68.3 million for the years ended December 31, 2007 and 2006, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold in January 2007; $37.6 million and $35.3 million for the years ended December 31, 2007 and 2006, respectively, of Adjusted EBITDA from the Electronics segment sold in December 2007; and $5.4 million, $12.0 million and $12.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, of Adjusted EBITDA from the pool and spa chemicals business sold in October 2008.

Contractual Obligations

The following table details Rockwood’s fixed contractual cash obligations as of December 31, 2008:

		Less than	2-3	4-5	After
($ in millions)	Total	1 year	Years	Years	5 years
Debt, including current portion (a)	$3,489.6	$242.6	$525.5	$1,890.6	$830.9
Operating leases	64.0	17.3	23.5	11.7	11.5
Purchase obligations (b)	498.2	227.2	153.4	33.7	83.9
Total (c) (d)	$4,051.8	$487.1	$702.4	$1,936.0	$926.3

(a)              Amounts represent the expected principal payments of our long-term debt, including capital leases, and do not include any fair value adjustments or bond premiums or discounts. This amount also includes estimated scheduled cash interest payments totaling $678.4 million. A portion of the debt balance outstanding as of December 31, 2008 contained a variable interest rate component. Therefore, interest was calculated on this portion based upon the average of the rates in effect as of December 31, 2008. See Note 9, “Long-Term Debt.”

(b)             Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(c)              Statutory minimum funding requirements for 2008 for defined benefit pension plans are not included as such amounts have not been determined. For 2009, the Company expects to make contributions of approximately $9.5 million to pension trusts and $18.4 million directly to plan participants as benefit payments. Future contributions, including additional payments that may be required as a result of investment performance of pension assets, are not included, as they are not fixed either as to timing or amount. See Note 13, “Employee Benefit Plans,” for further details.

(d)             Obligations relating to eventual settlement of derivative contracts are not included as the timing and amounts are not fixed. These contracts are marked to market with the related liabilities or assets depending on the mark to market position. At December 31, 2008, the mark to market position of obligations relating to derivative contracts was a liability and was recorded in “Other Liabilities” in the Consolidated Balance Sheet.

Liabilities for unrecognized tax benefits in the amount of $28.0 million related to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, are excluded from the Contractual Obligations table as we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Liabilities for these unrecognized tax benefits are classified as non-current income tax liabilities (other liabilities) unless expected to be paid in one year.

Capital Expenditures

Rockwood’s capital expenditures in 2008 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment.  For the year ended December 31, 2008, capital expenditures, excluding capital leases, were $224.0 million. For 2009, we expect capital expenditures to be below 2008 levels. For the years ended December 31, 2007 and 2006, our capital expenditures, excluding capital leases, amounted to $193.2 million and $165.1 million, respectively.

We may incur future costs for capital improvements and general compliance under Safety, Health and Environmental (“SHE”) laws. For the year ended December 31, 2008, our capital expenditures for SHE matters totaled approximately $28.1 million, excluding costs to maintain and repair pollution control equipment. For 2009, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with these laws including the EU’s Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation. See Note 17, “Commitments and Contingencies,” “Regulatory Developments” for a discussion of REACH.  We are applying our capital discipline and stringent controls to reduce our future capital expenditures.

Foreign currency related transactions

As of December 31, 2008, $1,493.8 million of the debt outstanding is denominated in euros. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of December 31, 2008, the Company had approximately $58.2 million of letters of credit and other bank guarantees, of which $25.8 million will expire in 2009 through 2012. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $24.8 million that reduced our availability under the senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

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

Impairment Accounting.   The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, long-lived tangible, and other intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable.  In accordance with paragraph 30 of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we have determined that our reporting units for our goodwill impairment review are our operating segments or components of an operating segment that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results.  Based on this analysis, we have identified nine reporting units within our reportable segments.

SFAS No. 142 prescribes a two-step method for determining goodwill impairment.  In the first step, we determine the fair value of each reporting unit (as discussed in the following sentence) and compare that fair value to the carrying value of such reporting unit.  This begins with our estimating the fair value of each reporting unit, which we derive from peer multiples.  Specifically, we base our estimate of the fair value of such reporting unit on an industry metric that is the ratio of enterprise value (“EV”, which is commonly defined as market capitalization, plus long-term debt, less cash) to Adjusted EBITDA of the relevant benchmark peer companies and groups; we refer to this as the peer multiple approach.  The peer companies are typically based upon the competitors disclosed in Item 1, “Business” for each of our reporting units.  We use EV multiples to the last twelve months Adjusted EBITDA and to the next fiscal year Adjusted EBITDA. We then multiply this ratio by the Adjusted EBITDA for the recently completed year and the budgeted Adjusted EBITDA for the upcoming year of such reporting unit and compare it to the carrying value of such reporting unit.  If the product of such peer multiple and reporting unit’s Adjusted EBITDA is less than such carrying value, it may be an indication of an impairment. If our initial review indicates there may be an impairment, we perform a review based on expected future cash flows; we refer to this as the discounted cash flow approach.  For the discounted cash flow approach, the Company makes certain assumptions about, among other things, estimates of future cash flows, including growth rates, price increases, capital expenditures, the benefits of recent acquisitions and expected synergies, and an appropriate discount rate.  If the results of the peer multiple approach and the discounted cash flow approach differ materially, we would review the relevant facts and circumstances and make a qualitative assessment to determine the proper weighting.  If the results of the first step indicate the carrying amount of a reporting unit is higher than its fair value, the second step must be performed.  Specifically, SFAS No. 142 prescribes that the Company determine the implied fair value of goodwill in the same manner as if the Company had acquired those reporting units.  In the second step, the potential impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.  If necessary, we may consult with valuation specialists to assist with our goodwill impairment review.

In the fourth quarter of 2008, we tested the recoverability of goodwill as part of our annual review.  In connection with the determination of fair value of the reporting units, we made significant estimates and assumptions with respect to those reporting units and engaged independent valuation specialists to assist with this review. The first step of our review indicated that the fair values of our Color Pigments and Services, Timber Treatment Chemicals, Clay-based Additives, Titanium Dioxide Pigments, Specialty Compounds and Rubber Chemicals reporting units were less than their carrying values.  Accordingly, we were required to complete the second step of the impairment review.  To compute the amount of the impairment, SFAS No. 142 prescribes that the Company determine the implied fair value of goodwill in the same manner as if the Company had acquired those reporting units.  Specifically, the Company allocated the fair value of the reporting units to all of the assets, including any unrecognized intangible assets, and liabilities of that unit, in a hypothetical calculation that would yield the implied fair value of goodwill.  The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.  Based on the results of the second step of the impairment review, we determined and recorded goodwill impairment charges in our Color Pigments and Services business ($293.2 million), Timber Treatment Chemicals business ($88.3 million) and Clay-based Additives business ($75.1 million) within our Performance Additives segment; Titanium Dioxide Pigments segment ($247.7 million); and Specialty Compounds segment, including our Rubber Chemicals business ($105.2 million).  The goodwill impairment charges were attributed to the significant drop in global stock valuations, the substantial reduction in the market valuation of Holdings and comparable companies, and the continuing negative global economic and market outlook.  In particular, the downturn in the construction industry has had a negative impact on a number of our businesses.

These calculations are based on inherent assumptions and estimates about future cash flows and appropriate benchmark peer companies or groups. Subsequent changes in these assumptions could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results.  For example, if the Company had applied a 10% reduction in the peer multiples of the reporting units that were not impaired in 2008, there may have been an additional potential goodwill impairment in two of our reporting units. If the Company had applied a 10% reduction in all peer multiples for all reporting units in 2007 and 2006, no potential goodwill impairment would exist at any of our reporting units, except for one reporting unit for which there may have been a potential impairment. As noted above, if we had discovered such a potential impairment, we might have expanded the review to prepare more detailed estimates of future cash flows in subsequent years, which might have resulted in a different impairment assessment.

Prior to completing the assessment of goodwill for impairment during the fourth quarter of 2008, we performed a recoverability test of certain long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we concluded that there was no impairment of those assets in the fourth quarter of 2008.

During the fourth quarter of 2006, management performed an impairment review of a business within the Fine Chemicals division of the Specialty Chemicals segment due to poor profitability. Based on this review, an impairment charge of $2.2 million was recorded to write-down the full value of machinery and equipment.

Business Combinations.   We account for business combinations using the purchase method of accounting as required by SFAS No. 141, Business Combinations. Under the purchase method of accounting, we are required to allocate the purchase price to the estimated fair value of assets acquired and liabilities assumed. Examples of material estimates from our previous acquisitions are:

•                  The fair values of work-in-process and finished goods inventories are estimated based on selling price less selling profit. The calculation of selling profit requires a judgment on the relative margins derived from manufacturing vs. marketing efforts.

•                  The fair value of property, plant and equipment can be estimated by a variety of methods taking into account market values,

replacement cost, and remaining useful life. Although market value and replacement cost is sometimes readily obtainable, often this requires judgment, as does determining the estimated remaining useful life. When we believe that property, plant and equipment acquired will be material to our overall balance sheet, or that fair value might represent a significant difference from the historical cost (net of accumulated depreciation) of such assets, we have engaged an independent appraiser to assist us on such estimates, as we have done in our recent acquisitions. However, it is not uncommon for appraisers to differ on the valuation of items (such as manufacturing equipment) where a ready secondary market does not exist.

•                  The fair value of identifiable intangible assets such as patents and other intellectual property, customer lists, and trademarks, can be estimated by discounted cash flow and return on royalties. The process utilized to identify intangible assets is consistent with the requirements of SFAS No. 141. When considered material, we have engaged an independent appraiser to assist us in the identification of intangible assets acquired, valuation of such assets and determination of the estimated useful life. An independent appraiser, with management’s oversight and input, is required to make judgments and estimates that could cause such appraisals to differ from those of other appraisal experts.

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

Goodwill is an intangible asset that represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed. While goodwill itself does not represent an estimate, under SFAS No. 141 we must assign goodwill to one or more reporting units. Allocation of goodwill to reporting units requires judgments about the relative fair values of reporting units including the fair value of their identifiable assets and estimates as to the present value of future cash flows expected from the reporting units as adjusted by weighted average and or risk-adjusted costs of capital. Goodwill is assessed for impairment at least annually.

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

We have estimated and established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. On a consolidated basis, we have accrued approximately $55.1 million for known environmental liabilities as of December 31, 2008. Given that these obligations may be paid/relieved over extended time periods (30 years in some cases), charges or credits to operations may be required as information is gathered and estimates refined.

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

For example, we have accrued liabilities of $18.9 million as of December 31, 2008 to cover restructuring liabilities for employee severance, facility closure and relocation costs. The portion of this accrued liability that was recorded as part of purchase accounting is not charged to operations, but was recorded as part of goodwill. In the event that our estimates of such costs are too low, an additional charge to operations would be required.

Income Taxes.

Valuation Allowance - We record valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized based on available evidence weighted toward evidence that is objectively verifiable. If we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our recorded net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

We have cumulative net operating loss carry forwards in the U.S., China and other jurisdictions for which we have reserved. The valuation allowance also includes certain states in the U.S. as we have concluded realizability of these net operating loss carry forwards is not more likely than not. We have not recorded valuation allowances on a significant portion of our German net operating loss carry forwards as we have considered positive evidence such as forecasted future taxable income based on historical taxable income adjusted for charges which are not indicative of future operations and as the carry forward period is indefinite.

SFAS No. 109, Accounting for Income Taxes, paragraph 105, “requires consideration of future taxable income and other available evidence when assessing the need for a valuation allowance.” Various assumptions and strategies (including elections for tax purposes) are implicit in estimates of forecasted future taxable income.

We believe that, in situations in which future realization of deferred tax assets is dependent on taxable income from future operations, SFAS No. 109 requires the relative significance of cumulative losses be addressed within the guidance provided in paragraphs 24 and 103. Accordingly, in assessing the realization of U.S. jurisdiction net operating loss carry forwards for the years ended December 31, 2008, 2007 and 2006, and, considering future taxable income, we have identified the key elements of both positive and negative evidence and evaluated such evidence by applying the guidance provided by paragraphs 24 and 103 of SFAS No. 109.

The worldwide valuation allowance decreased by $6.7 million to $84.9 million at December 31, 2008. Of this amount, $50.7 million was a charge to income tax expense, $16.3 million represents a decrease to other comprehensive income, $35.4 million was reversed primarily as a result of the reduction in U.S. deferred tax assets due to the sale of the pool and spa chemicals business and $2.8 million represents a decrease recorded to goodwill. The remainder related to foreign currency translation adjustments and other balance sheet items.

As of December 31, 2008, we had three years of net cumulative losses in the U.K.  As such, we evaluated the realizability of the net deferred tax assets of $13.4 million related to our U.K. entities. For any specific jurisdiction where a history of three years of cumulative losses has occurred or where there has been a substantial change in the business (e.g., a major acquisition or divestiture), the Company’s policy is to determine its need for a valuation allowance on deferred tax assets, if any, by calculating an average steady-state normalized taxable income amount over the last three years, adjusted for acquisitions or divestitures if necessary. The steady-state calculation includes management assumptions that relate to the appropriateness of certain items, such as, including permanent cost savings which have been/are being implemented and excluding one-time items.

In accordance with this policy, we calculated the average annual income before taxes in the U.K. on a steady-state normalized basis.  We continue to be profitable on a normalized basis. We additionally considered the nature of the U.K. net deferred tax assets which includes unused tax depreciation (“capital allowances” in the U.K.). Under U.K. law, this tax attribute can be utilized indefinitely. Accordingly, we concluded that given the level of profitability and given their unlimited life, these assets should more likely than not be realizable as of December 31, 2008 in the U.K. and therefore no valuation allowance was recorded as of such date.

We are committed to buying and selling businesses within our portfolio of businesses as opportunities arise to enhance our overall results. We are committed to selling assets which are non-core and which would generate a taxable gain in the event of expiring U.S. Federal NOL’s.

During the first quarter of 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax provision on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax provision will not be recognized if it has less than a 50% likelihood of being sustained.

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

Although we have a full valuation allowance on the U.S. net deferred tax assets and certain U.S. states, in accordance with FIN 48, we have evaluated the U.S. positions as well as foreign positions. Liabilities associated with positions taken as part of purchase accounting have been recorded as part of goodwill. Based on our year-end analysis, we have recorded unrecognized tax benefits of $46.2 million on a gross basis.  The ultimate settlement of this liability is subject to tax audits or the expiration of the statute of limitations.  As such, actual results will differ from our estimates.

In accordance with our policy, we have offset the gross FIN 48 liability in respect of our uncertain tax positions against deferred taxes where settlement of such liability would reduce tax loss carry forwards. On a net basis, we have recorded unrecognized tax benefits of $28.0 million as of December 31, 2008.

To the extent that the provision for income taxes increases/decreases by 1% of income before taxes, consolidated net income would have declined/improved by $7.4 million in 2008.

Stock-Based Compensation.  We have a stock-based compensation plan which includes stock options, restricted stock and other stock-based awards. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” and Note 12, “Stock-Based Compensation,” for a complete discussion of our stock-based compensation programs. In accordance with SFAS No. 123R, Share-Based Payment, we record stock-compensation expense associated with Holdings’ equity awards. The accounting for stock compensation is a critical accounting estimate, which requires judgments and assumptions that have an impact on our financial statements.

The fair value of Holdings’ stock options are estimated on the date of grant using the Black-Scholes option pricing model, which includes assumptions of expected term, expected volatility and risk-free rates. Changes in these assumptions can affect the fair value estimate. The fair value of Holdings’ performance restricted stock units is estimated on the date of grant based on the closing market price of its stock. These performance-based equity awards require management to make assumptions regarding the likelihood of achieving company-performance goals, which in turn impacts our compensation expense.  In addition, SFAS No. 123R requires the recognition of expense only for awards that will eventually vest.  This requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures.  Our forfeiture rates are based upon historical share-based equity award cancellations.

We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense.  However, if actual results are not consistent with our estimates and assumptions, we may be exposed to changes in stock-based compensation expense. A 10% change in our stock-based compensation expense for the year ended December 31, 2008, would have affected net income by approximately $0.4 million for the year ended December 31, 2008.

Pensions, Postemployment and Postretirement Costs. In connection with prior year acquisitions, particularly the KKR and Dynamit Nobel acquisition, Rockwood assumed responsibility for the pension and postretirement benefits for substantially all of the employees of the businesses acquired that were active as of the date of the acquisition. For the KKR acquisition, obligations related to retired and terminated vested employees as of such date remained the responsibility of the seller, and accordingly, these obligations are not reflected in our consolidated financial statements. Defined benefit costs and liabilities have been determined in accordance with SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R).  Postretirement benefit costs and liabilities have been determined in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R).  Postemployment benefit costs and liabilities have been determined in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits.

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

Estimated sensitivity of our pension funded status and stockholder’s equity and annual pension expense to a 0.25% increase/decrease in the discount rate assumption is shown below as of and for the year ended December 31, 2008. The estimates were based on inquiries of the actuaries of plans representing approximately 85% of our global pension obligations as of December 31, 2008. Remaining plans are assumed to have similar sensitivities. The December 31, 2008 funded status and stockholders’ equity are affected by assumptions as of December 31, 2008 while 2008 annual pension expense is affected by December 31, 2007 assumptions:

	As of December 31, 2008
($ in millions)	U.S. Plans	Non-U.S. Plans		2008 Pension
Impact of a Change in Discount Rate	Funded Status	Funded Status	Equity	Expense
+25 basis points	$1.1	$17.4	$(18.5)	$(0.3)
-25 basis points	(1.1)	(18.3)	19.4	0.1

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

To the extent that our plant and equipment actual useful lives differ from management’s estimates by 10%, consolidated net income would be an estimated $17.9 million higher/lower based upon 2008 results, depending upon whether the actual lives were longer/shorter, respectively, than the estimates.

Useful lives of Other Intangible Assets. We determine the estimated useful lives and related amortization charges for our other intangible assets. Other intangible assets primarily consist of patents and other intellectual property, trade names and trademarks, and customer relationships. Patents and other intellectual property are recorded at their estimated fair values at the time of acquisition and are being amortized over their estimated remaining useful lives, ranging from 4-20 years. Trade names and trademarks are being amortized from 18-25 years, customer relationships are amortized from 7-15 years and supply agreements are being amortized from 10-15 years. To the extent actual lives are less than previously estimated lives, we will increase our amortization charge or will write-off or write-down obsolete other intangible assets.

To the extent that the actual useful lives of our other intangible assets differ from management’s estimates by 10%, consolidated net income would be an estimated $8.0 million higher/lower based upon 2008 results, depending upon whether the actual lives were longer/shorter, respectively, than the estimates.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” section in Note 1, “Description of Business and Summary of Significant Accounting Policies,” for discussion of recent accounting pronouncements.

Quarterly Financial Information (Unaudited)

The following information has been reclassified to reflect the sale of our Groupe Novasep segment in January 2007, the sale of the Electronics business, excluding the European wafer reclaim business, in December 2007 and the sale of the pool and spa chemicals business in October 2008, that have been reported as discontinued operations for all periods presented.

	First	Second	Third	Fourth
($ in millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter (a)
2008
Net sales	$843.8	$923.2	$880.8	$732.3
Gross profit	272.5	283.3	257.5	201.0

Net income (loss) from continuing operations	$28.1	$76.2	$(4.8)	$(734.1)
(Loss) income from discontinued operations, net of tax	(0.4)	1.8	1.5	0.4
Gain on sale of discontinued operations, net of tax	—	—	—	34.3
Net income (loss)	$27.7	$78.0	$(3.3)	$(699.4)

	First	Second	Third	Fourth
	Quarter (b)	Quarter (c)	Quarter	Quarter (d)
2007
Net sales	$735.5	$782.5	$763.1	$784.1
Gross profit	240.6	254.0	237.3	244.2

Net income from continuing operations	$25.2	$22.4	$19.2	$14.7
Income from discontinued operations, net of tax	4.5	5.6	5.5	9.7
Gain on sale of discontinued operations, net of tax	115.7	—	—	64.9
Minority interest in discontinued operations	(0.1)	—	—	—
Net income	$145.3	$28.0	$24.7	$89.3

(a)                Results in the fourth quarter of 2008 include a goodwill impairment charge of $809.5 million ($675.7 million net of tax and minority interest) and a gain of $34.3 million (net of tax) primarily related to the sale of the pool and spa chemicals business on October 10, 2008.

(b)               Results in the first quarter of 2007 include a gain of $115.7 million (net of tax) related to the sale of Group Novasep on January 9, 2007.

(c)                Results in the second quarter of 2007 include a redemption premium of $14.5 million and the write off of $4.1 million of deferred financing costs associated with the redemption of the 2011 Notes on May 15, 2007.

(d)               Results in the fourth quarter of 2007 include a gain of $65.0 million (net of tax) related to the sale of the Electronics business, excluding the European wafer reclaim business, on December 31, 2007.

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

Interest Rate Risk

We had $699.5 million and $425.1 million of variable rate debt (after hedging) outstanding as of December 31, 2008 and 2007, respectively, at the then applicable exchange rate. Any borrowings under our revolving credit facility will also be at a variable rate. Although we are not required under the terms of any of our long-term debt facilities to hedge, or otherwise protect against interest rate fluctuation in our variable rate debt, we have entered into interest rate swaps to manage our exposure to changes in interest rates related to variable-rate debt. As of December 31, 2008, these contracts cover notional amounts of $610.0 million (at interest rates ranging from 4.864% to 5.038%) and €499.9 million (at interest rates ranging from 2.995% to 4.416%). As of December 31, 2007, these contracts cover notional amounts of $725.0 million (at a rate of 4.499%) and €410.9 million (at rates ranging from 2.498% to 4.529%). The derivative contracts as of December 31, 2008 effectively convert the senior secured credit obligations and the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. These hedges will mature between November 2009 and July 2012. The Company has elected not to apply hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in the Consolidated Statements of Operations. We may in the future consider adjusting the amounts covered by these derivative contracts to better suit our capital structure. Each 0.125% increase or decrease in the assumed weighted average interest rate would change the annual interest expense by $0.9 million and $0.5 million in 2008 and 2007, respectively.

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We operate a geographically diverse business, with 54% of our net sales in 2008 generated from customers in Europe, 29% in North America (predominantly in the United States) and 17% from the rest of the world based upon customer ship to locations. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 3, “Segment Information.” Our diverse and extensive customer base is served by 96 manufacturing facilities in 26 countries. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars and euros. Our results of operations and financial condition are therefore impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. Approximately 54% of our 2008 net sales were derived from subsidiaries whose local currency is the euro. This increases the impact of the fluctuation of the euro against the U.S. dollar.

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

In December 2008, we entered into foreign currency forward contracts to manage our exposure to fluctuations in currency rates on third-party sales denominated in a currency other than the functional currency of the legal entity.  We hedged such exposures with foreign currency forward contracts denominated in the same currency and with similar terms as the underlying exposure. Therefore, the instruments were designated as foreign exchange cash flow hedges and are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. As a result, any foreign currency gains or losses related to changes in the fair value of the derivative is accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective.  See discussion of derivative contracts under Note 9, “Long-Term Debt” for further details.

Our financial results are subject to the effect of currency fluctuations on the translation of our euro-denominated debt. As of December 31, 2008 and 2007, our total euro-denominated debt equaled €1,069.2 million ($1,493.8 million) and €841.5 million ($1,227.7 million based on the December 31, 2007 exchange rate of €1.00 = $1.4590), respectively. A weakening or strengthening of the euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $10.7 million and $8.4 million in 2008 and 2007, respectively, the U.S. dollar equivalent of our total euro-denominated debt. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a separate component of “other income (expenses)” in our statement of operations and “accumulated other comprehensive income” in our balance sheet.

In connection with the offering of the 2014 Notes, we entered into a cross-currency interest rate swap in November 2004 with a notional amount of €155.6 million that effectively converts the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt. We designated this contract as a hedge of the foreign currency exposure of our net investment in our euro-denominated operations. In addition, we designated the remaining portion of our euro-denominated debt that is recorded on our U.S. books as a net investment hedge of our euro-denominated investments as of October 1, 2005 (euro debt of €652.0 million at December 31, 2008; $910.9 million). As a result, any foreign currency gains and losses resulting from the euro-denominated debt discussed above is accounted for as a component of accumulated other comprehensive income.

Commodity Price Risk

We are subject to commodity price risk for certain of our raw materials, such as copper and zinc. We have not materially hedged this commodity price exposure to date.  In March 2008, we entered into derivative contracts in our Titanium Dioxide Pigments segment to protect a portion of its exposure to movements in certain raw materials prices.  These contracts expired in November 2008.  We elected not to apply hedge accounting for these derivative contracts and recorded the mark-to-market of these contracts in cost of products sold in our Consolidated Statements of Operations.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rockwood Specialties Group, Inc.

Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Rockwood Specialties Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwood Specialties Group, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans as of December 31, 2006, Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 on January 1, 2007, and Statement of Financial Accounting Standard No. 157, Fair Value Measurements on January 1, 2008.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 11, 2009

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

	Year ended December 31,
	2008	2007	2006
Net sales	$3,380.1	$3,065.2	$2,714.7
Cost of products sold	2,365.8	2,089.1	1,859.0
Gross profit	1,014.3	976.1	855.7
Selling, general and administrative expenses	661.3	597.6	540.4
Impairment charges	809.5	—	2.2
Restructuring and other severance costs	35.3	12.0	4.9
Gain on sale of assets and other	(2.4)	(4.7)	(0.3)
Operating (loss) income	(489.4)	371.2	308.5
Other income (expenses):
Interest expense (a)	(231.1)	(219.3)	(199.9)
Interest income	6.0	11.5	2.4
Gain (loss) on early extinguishment of debt	4.0	(18.6)	—
Refinancing expenses	—	(0.9)	—
Foreign exchange (loss) gain, net	(32.3)	7.8	8.6
Other, net	0.7	—	1.8
Other expenses, net	(252.7)	(219.5)	(187.1)
(Loss) income from continuing operations before taxes and minority interest	(742.1)	151.7	121.4
Income tax (benefit) provision	(23.9)	62.3	61.3
(Loss) income from continuing operations before minority interest	(718.2)	89.4	60.1
Minority interest in continuing operations, net of tax	83.6	(7.9)	—
Net (loss) income from continuing operations	(634.6)	81.5	60.1
Income from discontinued operations, net of tax	3.3	25.3	48.1
Gain on sale of discontinued operations, net of tax	34.3	180.6	—
Minority interest in discontinued operations, net of tax	—	(0.1)	(5.2)
Net (loss) income	$(597.0)	$287.3	$103.0

(a) Interest expense includes:
Interest expense on debt	$(170.0)	$(177.9)	$(197.6)
Mark-to-market (losses) gains on interest rate swaps	(51.5)	(32.2)	7.2
Deferred financing costs	(9.6)	(9.2)	(9.5)
Total	$(231.1)	$(219.3)	$(199.9)

See accompanying notes to consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$468.7	$346.9
Accounts receivable, net	464.6	460.3
Inventories	641.0	526.9
Deferred income taxes	22.2	22.7
Prepaid expenses and other current assets	65.9	69.7
Assets of discontinued operations	—	75.1
Total current assets	1,662.4	1,501.6
Property, plant and equipment, net	1,752.2	1,508.5
Goodwill	917.8	1,730.0
Other intangible assets, net	754.8	675.9
Deferred debt issuance costs, net of accumulated amortization of $39.2 and $31.2, respectively	39.1	41.1
Deferred income taxes	11.6	15.5
Other assets	39.5	39.2
Total assets	$5,177.4	$5,511.8
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$260.8	$285.5
Income taxes payable	4.1	9.5
Accrued compensation	92.6	81.5
Restructuring liability	18.9	14.0
Accrued expenses and other current liabilities	215.5	171.3
Deferred income taxes	9.0	7.2
Long-term debt, current portion	90.9	107.4
Liabilities of discontinued operations	—	17.0
Total current liabilities	691.8	693.4
Long-term debt	2,720.3	2,474.0
Pension and related liabilities	352.0	327.5
Deferred income taxes	97.7	112.7
Other liabilities	189.8	163.6
Total liabilities	4,051.6	3,771.2
Minority interest	315.4	175.3

Stockholder’s equity:
Common stock ($0.01 par value, 1,000,000 shares authorized, 382,000 shares outstanding)	—	—
Paid-in capital	1,044.0	1,035.2
Accumulated other comprehensive income	207.0	373.7
Retained (deficit) earnings	(440.6)	156.4
Total stockholder’s equity	810.4	1,565.3
Total liabilities and stockholder’s equity	$5,177.4	$5,511.8

See accompanying notes to consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(597.0)	$287.3	$103.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(3.3)	(25.3)	(48.1)
Gain on sale of discontinued operations, net of tax	(34.3)	(180.6)	—
Minority interest in discontinued operations, net of tax	—	0.1	5.2
Depreciation and amortization	258.9	211.7	174.4
Deferred financing costs amortization	9.6	9.2	9.5
(Gain) loss on early extinguishment of debt (including $4.1 of noncash write-offs on deferred financing costs for the year ended December 31, 2007)	(4.0)	18.6	—
Foreign exchange loss (gain)	32.3	(7.8)	(8.6)
Fair value adjustment of derivatives	51.5	32.2	(7.2)
Bad debt provision	3.4	(1.3)	(0.1)
Acquired in-process research and development	2.9	—	—
Stock-based compensation	4.1	3.9	—
Deferred income taxes	(64.5)	29.0	36.4
Impairment charges	809.5	—	2.2
Loss (gain) on sale of assets and other	0.7	(4.7)	(0.2)
Minority interest in continuing operations	(83.6)	7.9	—
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	36.8	7.1	(22.1)
Inventories	(66.8)	(34.5)	(26.3)
Prepaid expenses and other assets	10.5	(18.5)	23.1
Accounts payable	(52.1)	1.6	10.1
Income taxes payable	(1.4)	(6.4)	(4.8)
Accrued expenses and other liabilities	(23.3)	0.8	2.1
Net cash provided by operating activities of continuing operations	289.9	330.3	248.6
Net cash provided by operating activities of discontinued operations	12.0	38.3	56.4
Net cash provided by operating activities	301.9	368.6	305.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	(226.7)	(240.1)	(45.7)
Post closing purchase price consideration	29.8	—	—
Capital expenditures, excluding capital leases	(224.0)	(193.2)	(165.1)
Proceeds from formation of Viance joint venture, net	—	73.0	—
Proceeds on sale of assets	9.1	14.2	4.3
Net cash used in investing activities of continuing operations	(411.8)	(346.1)	(206.5)
Net cash provided by (used in) investing activities of discontinued operations, including net sale proceeds of $122.0 and $731.7 in 2008 and 2007, respectively	116.3	723.7	(42.3)
Net cash (used in) provided by investing activities	(295.5)	377.6	(248.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Titanium Dioxide Pigments venture financing	362.5	—	—
Payment of assumed debt to Titanium Dioxide Pigments venture minority shareholder	(141.4)	—	—
Proceeds from senior secured credit facilities	—	—	239.1
Repayment of 2011 Notes	—	(273.4)	—
Repayment of 2014 Notes	(10.2)	—	—
Repayment of senior secured credit facilities	(68.7)	(57.1)	(275.6)
Repayment of senior secured credit facilities revolver	—	(37.0)	—
Payments on other long-term debt	(30.9)	(24.1)	(20.1)
Equity contributions	0.2	—	—
Deferred financing costs	(5.0)	—	—
Payments related to early extinguishment of debt	—	(14.5)	—
Distribution to minority shareholder	(3.9)	(7.2)	—
Net cash provided by (used in) financing activities of continuing operations	102.6	(413.3)	(56.6)
Net cash used in financing activities of discontinued operations	—	—	(46.2)
Net cash provided by (used in) financing activities	102.6	(413.3)	(102.8)
Effect of exchange rate changes on cash and cash equivalents	12.8	(10.3)	(13.8)
Net increase (decrease) in cash and cash equivalents	121.8	322.6	(60.4)
Less increase in cash and cash equivalents from discontinued operations, net (a)	—	(1.6)	(10.1)
Increase (decrease) in cash and cash equivalents from continuing operations	121.8	321.0	(70.5)
Cash and cash equivalents of continuing operations, beginning of period	346.9	25.9	96.4
Cash and cash equivalents of continuing operations, end of period	$468.7	$346.9	$25.9

(a)

Excludes net sale proceeds of $122.0 and intercompany transfers of $6.3 for the year ended December 31, 2008. Excludes net sale proceeds of $731.7 in 2007 and intercompany transfers of $28.7 and $(42.2) for the years ended December 31, 2007 and 2006, respectively.

Supplemental disclosures of cash flow information:
Interest paid	$167.3	$174.4	$147.8
Income taxes paid, net of refunds	$41.9	$39.8	$31.3
Non-cash investing activities:
Titanium Dioxide Pigments venture formation, net	$246.0	$—	$—
Acquisition of capital equipment	$22.7	$24.7	$24.6
Non-cash financing activites:
Tax liability not payable to parent	$8.6	$29.8	$—

See accompanying notes to consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in millions;)

			Accumulated
			Other	Retained
	Common	Paid-in	Comprehensive	Earnings	Comprehensive	Stockholder’s
	Stock	Capital	Income (Loss)	(Deficit)	Income (Loss)	Equity
Balance, January 1, 2006	$—	$1,003.4	$56.0	$(226.5)		$832.9
Deferred compensation	—	0.7	—	—		0.7
Minimum pension liability, net of tax	—	—	20.7	—	$20.7	20.7
Effect of adoption of SFAS No. 158, net of tax	—	—	(11.3)	—	—	(11.3)
Other	—	1.3	(1.3)	—	(1.3)	—
Foreign currency translation	—	—	147.4	—	147.4	147.4
Intercompany foreign currency loans	—	—	131.7	—	131.7	131.7
Net investment hedges, net of tax	—	—	(107.1)	—	(107.1)	(107.1)
Cash flow hedges, net of tax	—	—	0.6	—	0.6	0.6
Net income	—	—	—	103.0	103.0	103.0
Comprehensive income					$295.0
Balance, December 31, 2006	—	1,005.4	236.7	(123.5)		1,118.6
Pension related adjustments, net of tax	—	—	36.7	—	36.7	36.7
Effect of adoption of FIN 48	—	—	—	(7.4)	—	(7.4)
Foreign currency translation	—	—	177.6	—	177.6	177.6
Sales of investments in foreign entities, primarily Electronics business	—	—	(35.8)	—	(35.8)	(35.8)
Intercompany foreign currency loans	—	—	66.8	—	66.8	66.8
Net investment hedges, net of tax	—	—	(108.3)	—	(108.3)	(108.3)
Tax liability not payable to parent	—	29.8	—	—	—	29.8
Net income	—	—	—	287.3	287.3	287.3
Comprehensive income					$424.3
Balance, December 31, 2007	—	1,035.2	373.7	156.4		1,565.3
Equity contribution	—	0.2	—	—	—	0.2
Pension related adjustments, net of tax	—	—	(27.9)	—	(27.9)	(27.9)
Foreign currency translation	—	—	(146.0)	—	(146.0)	(146.0)
Intercompany foreign currency loans	—	—	(32.2)	—	(32.2)	(32.2)
Net investment hedges, net of tax	—	—	38.9	—	38.9	38.9
Cash flow hedges, net of tax	—	—	0.2	—	0.2	0.2
Other	—	—	0.3	—	—	0.3
Tax liability not payable to parent	—	8.6	—	—	—	8.6
Net loss	—	—	—	(597.0)	(597.0)	(597.0)
Comprehensive loss					$(764.0)
Balance, December 31, 2008	$—	$1,044.0	$207.0	$(440.6)		$810.4

See accompanying notes to consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description, Background—Rockwood Specialties Group, Inc. and Subsidiaries (“Rockwood,” “Group” or the “Company”) is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials used for industrial and commercial purposes.

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

On July 31, 2004, the Company completed the acquisition of certain businesses of Dynamit Nobel from mg technologies ag, now known as GEA Group Aktiengesellschaft (the “Dynamit Nobel Acquisition”). The businesses acquired are focused on highly specialized markets and consist of: surface treatment and lithium chemicals; advanced ceramics and titanium dioxide pigments.

On November 16, 2007, funds affiliated with KKR and DLJ Merchant Banking Partners III, L.P. (“DLJMB”) and certain management stockholders sold an aggregate of 10 million shares of Rockwood Holdings, Inc.’s (“Holdings”), our ultimate parent, common stock. On December 7, 2007, these stockholders sold an additional aggregate amount of 125,915 shares of common stock as a result of the underwriters’ partial exercise of the over-allotment option. Prior to this offering, affiliates of KKR owned approximately 50.9% of Holdings’ common stock on an undiluted basis. As a result of this offering, effective November 16, 2007, affiliates of KKR control less than a majority of the voting power of Holdings’ outstanding common stock and as a result, it is no longer considered a “controlled company” under NYSE rules. On June 17, 2008, funds affiliated with KKR, DLJMB and certain management stockholders sold an aggregate of 10 million shares of Holdings’ common stock.

On January 9, 2007, the Company completed the sale of its Groupe Novasep segment and on December 31, 2007, the Company completed the sale of its Electronics business, excluding its European wafer reclaim business. These businesses have been reported as discontinued operations for all periods presented.

On September 1, 2008, the Company completed the formation of a venture with Kemira Oyj (“Kemira”) that focuses on specialty titanium dioxide pigments (See Note 4, “Acquisitions,” for further details).

On October 10, 2008, the Company completed the sale of its pool and spa chemicals business in the Performance Additives segment.

Basis of Presentation—The accompanying financial statements of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts related to reporting the sale of the pool and spa chemicals business as discontinued operations, have been reclassified to conform to current-year classification. See Note 2, “Discontinued Operations,” for further details. In the opinion of management, this information contains all adjustments necessary for a fair presentation of the results for the periods presented.

The Company’s minority interest in continuing operations represents the total of the minority party’s interest in certain investments (principally the Viance, LLC joint venture and the Titanium Dioxide Pigments venture) that are consolidated but less than 100% owned. On January 2, 2007, Chemical Specialties, Inc. (“CSI”), a wholly-owned subsidiary of the Company within the Timber Treatment Chemicals business of the Performance Additives segment, and Rohm and Haas Company completed the formation of Viance, LLC, a joint venture company that provides an extensive range of advanced wood treatment technologies and services to the global wood treatment industry. In accordance with the consolidation principles of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46 (R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, the Company has concluded that Rockwood is the primary beneficiary of the joint venture and as such has consolidated the joint venture.  At December 31, 2008 and 2007, the Viance, LLC joint venture had no third party debt outstanding, no consolidated assets of the Company were pledged as collateral for any joint venture obligations and the general creditors of the joint venture had no recourse to the general credit of the Company.  The net assets of the Viance, LLC joint venture included in the Consolidated Balance Sheets of the Company were $87.5 million and $99.0 million at December 31, 2008 and 2007, respectively, and were primarily related to identifiable intangible assets. All intercompany accounts, balances and transactions have been eliminated.

As noted above, the Company completed a Titanium Dioxide Pigments venture with Kemira in September 2008.  The Company has consolidated this venture and has reported Kemira’s interest as minority interest in the consolidated financial statements. This entity did not meet the definition of a variable interest entity under FIN 46 (R) and was thus consolidated in accordance with ARB No. 51, Consolidated Financial Statements. The water treatment business formerly within the Titanium Dioxide Pigments segment was not part of the transaction and is now being reported within the Clay-based Additives business in the Performance Additives segment. As a result, the Company’s financial statements have been reclassified to reflect the water treatment business as part of the Performance

Additives segment for the periods presented. See Note 4, “Acquisitions,” for further details.

Unless otherwise noted, all balances which are denominated in euros are converted at the December 31, 2008 exchange rate of €1.00 = $1.3971.

Nature of Operations/Segment Reporting—The Company is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials. The Company currently operates in various business lines within its five reportable segments consisting of: (1) Specialty Chemicals, which includes lithium compounds and chemicals, metal surface treatment chemicals, and synthetic metal sulfides, (2) Performance Additives, which includes color pigments and services, timber treatment chemicals and clay-based additives, (3) Titanium Dioxide Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds, (4) Advanced Ceramics, which includes ceramic-on-ceramic ball head and liner components used in hip-joint prostheses systems, ceramic cutting tools and a range of other ceramic components and (5) Specialty Compounds, which consists of plastic and rubber compounds. As discussed above, the Company sold its Electronics business, excluding its European wafer reclaim business, in December 2007. As a result, the European wafer reclaim business is included within “Corporate and other” for all periods presented (See Note 3, “Segment Information,” for further details).

The basis for determining an enterprise’s operating segments is the manner in which financial information is used internally by the enterprise’s chief operating decision maker, the Company’s Chief Executive Officer. See Note 3, “Segment Information,” for further segment reporting information.

Use of Estimates—The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include, among other things, assessing the collectability of accounts receivable, the use and recoverability of inventory, the valuation of deferred tax assets, the measurement of the accrual for uncertain tax benefits, impairment of goodwill as well as property, plant and equipment and other intangible assets, the accrual of environmental and legal reserves and the useful lives of tangible and intangible assets, among others. Actual results could differ from those estimates. Such estimates also include the fair value of assets acquired and liabilities assumed allocated to the purchase price of business combinations consummated.

Major Customers and Concentration of Credit—The Company has a number of major end-user, retail and OEM customers, with the largest concentration in Europe, and the United States. No single customer accounted for more than 2% of net sales during any of the periods presented. The Company does not believe a material part of its business is dependent upon any single customer, the loss of which would have a material long-term impact on the business of the Company. However, the loss of one or more of the Company’s largest customers would most likely have a negative short-term impact on the Company’s results of operations. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and derivative contracts. See Note 9, “Long-Term Debt,” and “Critical Accounting Policies and Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of estimates used.

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

	Year Ended December 31,
($ in millions)	2008	2007	2006
Balance, January 1	$8.6	$8.6	$8.6
Additions charged to expense	4.5	0.5	0.8
Write-offs, net of recoveries	(1.1)	(1.8)	(0.9)
Other (a)	(1.2)	1.3	0.1
Balance, December 31	$10.8	$8.6	$8.6

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

Revenue Recognition—The Company recognizes revenue when the earnings process is complete. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience. Revenue under service agreements, which was less than 1% of consolidated net sales in 2008, is realized when the service is performed. Liabilities for product warranties are less than 1% of consolidated net sales as of December 31, 2008 and 2007.

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency), including intercompany financing arrangements for which settlement is planned or anticipated, are included in determining net income for the period in which exchange rates change. Gains or losses on certain intercompany loans that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future and gains or losses on euro-denominated debt that is designated as a net investment hedge of the Company’s euro-denominated investments are reported and accumulated in the same manner as translation adjustments. These loans are all related to intercompany debt arrangements. As of December 31, 2008, intercompany debt arrangements deemed to be of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future is predominantly related to €519.4 million ($725.7 million) of intercompany loans.

Advertising—The Company expenses advertising costs as incurred.

Research and Development—Research and development costs are charged to expense, as incurred. Such costs were $51.7 million, $44.0 million and $39.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Inventories—Inventories are stated at the lower of cost or market. Cost is determined primarily on average cost or the first-in, first-out method. Inventory quantities on hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on either the Company’s estimated forecast of product demand and production requirements or historical usage. See Note 5, “Inventories.”

Property, Plant and Equipment—Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the various asset classes. Estimated lives range from 20-30 years for buildings and improvements (including land improvements), 7-12 years for machinery and equipment, 3-5 years for furniture and fixtures and 14-50 years for mining rights. See Note 6, “Property, Plant and Equipment.”

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

The Company classifies depreciation and amortization in its Consolidated Statements of Operations consistent with the utilization of the underlying assets as follows:

	Year Ended December 31,
($ in millions)	2008	2007	2006
Cost of products sold	$161.9	$129.5	$108.6
Selling, general and administrative expenses (a)	97.0	82.2	65.8
Total depreciation and amortization	$258.9	$211.7	$174.4

(a)                Primarily consists of amortization costs.

Gain/Loss on Early Extinguishment of Debt— In the fourth quarter of 2008, the Company redeemed €11.0 million of its 2014 Notes at a discount and recorded a gain of $4.0 million. In the second quarter of 2007, the Company paid a redemption premium of $14.5 million and wrote off $4.1 million of deferred financing costs associated with the redemption of the 2011 Notes.

Goodwill—Goodwill represents the cost in excess of fair value of net assets acquired for transactions accounted for using the purchase method of accounting. See Note 7, “Goodwill,” for details of goodwill activity by segment.

Other Intangible Assets—Other intangible assets primarily consists of patents and other intellectual property, trade names and trademarks, and customer relationships. Patents and other intellectual property are recorded at their estimated fair values at the time of acquisition and are being amortized over their estimated remaining useful lives, ranging from 4-20 years. Trade names and trademarks are being amortized from 18-25 years, customer relationships are being amortized over periods ranging from 7-15 years and supply agreements are being amortized over periods ranging from 10-15 years. See Note 8, “Other Intangible Assets.”

Impairment Accounting— The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, long-lived tangible, and other intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable.  In accordance with paragraph 30 of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company determined that its reporting units for its goodwill impairment review are its operating segments or components of an operating segment that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results.  Based on this analysis, the Company has identified nine reporting units within its reportable segments.

SFAS No. 142 prescribes a two-step method for determining goodwill impairment.  In the first step, the Company determines the fair value of each reporting unit (as discussed in the following sentence) and compares that fair value to the carrying value of such reporting unit.  This begins with estimating the fair value of each reporting unit, which is derived from peer multiples.  Specifically, the estimate of the fair value of such reporting unit is based on an industry metric that is the ratio of enterprise value (“EV”, which is commonly defined as market capitalization, plus long-term debt, less cash) to Adjusted EBITDA of the relevant benchmark peer companies and groups; this is the peer multiple approach.  The Company uses EV multiples to the last twelve months Adjusted EBITDA and to the next fiscal year Adjusted EBITDA.  The peer companies are typically based upon the competitors disclosed in Item 1, “Business” for each of the reporting units.  The Company then multiplies this ratio by the Adjusted EBITDA for the recently completed year and the budgeted Adjusted EBITDA for the upcoming year of such reporting unit and compares it to the carrying value of such reporting unit.  If the product of such peer multiple and reporting unit’s Adjusted EBITDA is less than such carrying value, it may be an indication of an impairment. If the initial review indicates there may be an impairment, a review based on expected future cash flows is performed; this is the discounted cash flow approach.  For the discounted cash flow approach, the Company makes certain assumptions about, among other things, estimates of future cash flows, including growth rates, price increases, capital expenditures, the benefits of recent acquisitions and expected synergies, and an appropriate discount rate.  If the results of the peer multiple approach and the discounted cash flow approach differ materially, the relevant facts and circumstances are reviewed and a qualitative assessment is made to determine the proper weighting.  If the results of the first step indicate the carrying amount of a reporting unit is higher than its fair value, the second step must be performed. Specifically, SFAS No. 142 prescribes that the Company determine the implied fair value of goodwill in the same manner as if the Company had acquired those reporting units.  In the second step, the potential impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.  If necessary, the Company may consult with valuation specialists to assist with its goodwill impairment review.

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

In the fourth quarter of 2008, the Company recorded a non-cash goodwill impairment charge of $809.5 million. See Note 7, “Goodwill,” for further details.

Financial Instruments—Management believes the carrying amount of financial instruments, including accounts receivable, accounts payable and debt, approximates fair value, except as described in Note 9, “Long-Term Debt.”

Derivatives— The Company accounts for derivatives based on SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized currently in earnings while changes in the fair value of derivatives that are designated as hedging instruments are recognized as a component of comprehensive income. The Company uses derivative instruments to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. See “Comprehensive Income” section of Note 1 and Note 16, “Accumulated Other Comprehensive Income,” for the impact of the Company’s net investment and cash flow hedges. The Company does not enter into derivative contracts for trading purposes nor does it use leveraged or complex instruments.

Pension, Postemployment and Postretirement Costs—Defined benefit costs and liabilities have been determined in accordance with SFAS No. 87,  Employers’ Accounting for Pensions  and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R). Other postretirement benefit costs and liabilities have been determined in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R).  Postemployment benefit costs and liabilities have been determined in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits.

Related Party Transactions—In the ordinary course of business, Rockwood has engaged in transactions with certain related parties including KKR and DLJMB and affiliates of each.

Credit Suisse Securities (USA) LLC (“Credit Suisse”), an affiliate of DLJMB, served as an underwriter in the secondary offering of Holdings’ common stock by certain selling stockholders in November 2007 and June 2008. The Company did not receive any proceeds in these offerings or pay any commissions.  Also, from time to time, Credit Suisse provides the Company with advisory services in connection with acquisitions and divestitures. For example, the Company paid fees of $0.5 million in 2008 primarily in connection with the Titanium Dioxide Pigments venture completed in September 2008 and $3.2 million in 2007 for advice primarily related to the sale of the Electronics business.

As part of the Titanium Dioxide Pigments venture with Kemira that was completed in September 2008, the venture has a long-term agreement expiring in August 2018 to purchase steam and electricity (“energy”) from Kemira.  The venture purchased $13.4 million of energy from Kemira during the venture’s four months of operation in 2008.  As of December 31, 2008, $9.4 million was due to Kemira, as well an additional one-time payment of $13.9 million in connection with the energy supply agreement.  Minimum annual payments under the energy agreement are approximately $17.0 million.  In connection with this arrangement, the venture has approximately $30.2 million of non-interest bearing notes receivable from Kemira that are due in August 2028.  The carrying value of the notes receivable were $4.5 million at December 31, 2008. Interest is imputed at an effective rate of 8.96%.

As part of the Titanium Dioxide Pigments venture with Kemira, the venture has a supply agreement for the sale of certain raw materials to Kemira that are manufactured by the venture.  The term of this contract expires in December 2015.  Transactions between the Titanium Dioxide Pigments venture and Kemira amounted to: sales to Kemira of $0.5 million in 2008 and amounts due from Kemira of $0.2 million at December 31, 2008.  In addition, there were sales from the Titanium Dioxide Pigments venture to companies owned by Kemira of $5.8 million during the venture’s four months of operation in 2008, of which $1.7 million was due to the venture at December 31, 2008.

As part of the Viance, LLC joint venture formed in January 2007 between the CSI subsidiary within the Timber Treatment Chemicals business and Rohm and Haas, the joint venture entered into certain related party transactions with Rohm and Haas.  Viance, LLC does not own manufacturing facilities, and as a result, relies on the members of the joint venture to provide substantially all product and distribution requirements. In addition, the members sell products to Viance, LLC.  Transactions between Viance, LLC and Rohm and Haas amounted to: purchases from Rohm and Haas of $9.2 million and $8.2 million in 2008 and 2007, respectively, and sales to Rohm and Haas of $0.5 million and $2.7 million in 2008 and 2007, respectively.  Amounts due to Rohm and Haas totaled $3.0 million and $2.1 million at December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Company had $11.7 million of payables due to its parent company, primarily related to stock-based compensation costs.

Income Taxes—Income taxes are determined in accordance with SFAS No. 109, Accounting for Income Taxes and FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the corresponding tax carrying amounts of assets and liabilities. Deferred tax assets are also recognized for tax loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on available evidence weighted toward evidence that is objectively verifiable. Deferred taxes are not provided on the undistributed earnings of subsidiaries as such amounts are considered to be permanently invested.

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to not be sustained upon audit by the relevant authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, with regard to uncertain tax liabilities, FIN 48 provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $42.0 million. In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities (other liabilities) unless expected to be paid within one year. Previously, accrued income tax liabilities were classified as current liabilities. As a result of the initial implementation of FIN 48, the Company recognized a $1.0 million increase in the liability for unrecognized tax benefits which was accounted for as follows:

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

In accordance with SFAS No. 109, Paragraph 140, the Company has allocated a tax benefit to the extent of its U.S. loss from continuing operations, offset by a tax provision charged to discontinued operations and separately to other comprehensive income.  When a tax jurisdiction has a loss from continuing operations and income from other items on a net basis, the Company’s policy is to allocate a tax benefit to continuing operations from the other items of income on a pro-rata basis.

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

For the years ended December 31, 2008 and 2007, the Company recorded gains on the sale of discontinued operations, net of tax of $34.3 million and $180.6 million, respectively. These gains included a tax provision of $8.6 million and $29.8 million for the years ended December 31, 2008 and 2007, respectively, related to the excess of taxable income at Group versus available net operating losses (“NOL’s”) at Group. It is the Company’s policy that Group, through its tax sharing agreement with its parent companies, will utilize available NOL’s at its parent companies to offset the taxable income not covered by Group NOL’s. Corresponding credits are reflected in additional paid-in capital.

Comprehensive Income—Comprehensive income includes net income and the other comprehensive income components which include unrealized gains and losses from foreign currency translation and from certain intercompany transactions that are of a long-term investment nature, pension-related adjustments that are recorded directly into a separate section of stockholder’s equity in the balance sheets and net investment and cash flow hedges. Foreign currency translation amounts are not adjusted for income taxes since they relate to indefinite length investments in non-U.S. subsidiaries and certain intercompany debt. See Note 16, “Accumulated Other

Comprehensive Income.”

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

Stock-Based Compensation— Holdings has in place the 2008 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (the “Plan”). Under the Plan, Holdings may grant stock options, restricted stock and other stock-based awards to the Company’s employees and directors and allow employees and directors to purchase shares of its common stock. There are 10,000,000 authorized shares available for grant under the Plan.  The Company has issued and expects to continue to issue new registered shares under the Plan to satisfy stock option exercises and the vesting of restricted stock units.  Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, and related interpretations and began expensing the grant-date fair value of stock options.

The Company adopted SFAS No. 123R using the modified prospective approach and therefore has not restated prior periods. In accordance with SFAS No. 123R, beginning in the first quarter of 2006, the Company recorded compensation cost for the unvested portion of awards issued after February 2005, which is the date Holdings first filed its registration statement with the SEC. The aggregate compensation cost for stock options, restricted stock units and Board of Director stock grants recorded under the Plan, as discussed below, caused income from continuing operations before taxes and minority interest to decrease by $4.1 million, $3.9 million and less than $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Holdings granted additional stock options and restricted stock units in 2008 and 2007 to certain employees of Rockwood Corporate Headquarters and its business units. The restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment upon a change in control as defined in the equity agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of December 31, 2008 and 2007 have been recorded as mezzanine equity (outside of permanent equity) in the Consolidated Balance Sheets of Holdings.

Recent Accounting Pronouncements—The Company adopted the following accounting pronouncements:

In September 2006, SFAS No. 157, Fair Value Measurements, was issued. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. Certain disclosure provisions of this standard were effective for the Company as of January 1, 2008 and are disclosed in Note 15, “Fair Value Measurements.” The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

In September 2006, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R), was issued. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit postretirement plans as of December 31, 2006. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the Company for the 2008 fiscal year end. This requirement did not have a material impact on the Company’s financial statements in 2008.

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 , was issued. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value and permits all entities to choose to measure eligible items at fair value at specified election dates. This statement is effective for the Company as of January 1, 2008. The Company adopted this standard on January 1, 2008. However, the Company has elected not to measure any additional instruments at fair value under SFAS No. 159.

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

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, was issued. Per this statement, the accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity (but separate from parent’s equity). This statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company as of January 1, 2009 and primarily relates to its Viance, LLC joint venture and its Titanium Dioxide Pigments venture, as discussed above.  The Company does not expect this statement to have a material impact on its financial statements.

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

In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP FAS 157-2,  Effective Date of FASB Statement No. 157. FSP FAS 157-1 removes leasing from the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will apply the provisions of FSP 157-2 on January 1, 2009 and does not expect this FSP to have a material impact on its financial statements.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. This FSP is effective for recognized intangible assets acquired after January 1, 2009. The Company does not expect this FSP to have a material impact on its financial statements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. This FSP did not have an impact on the Company’s consolidated financial statements.

2. DISCONTINUED OPERATIONS:

On October 10, 2008, the Company completed the sale of its pool and spa chemicals business and received net proceeds of $122.0 million in cash. On January 9, 2007, the Company completed the sale of its Groupe Novasep segment. The transaction was valued at approximately €425.0 million, which included the repayment of third party and intercompany indebtedness. On December 31, 2007, the Company completed the sale of its Electronics business, excluding its European wafer reclaim business, for $315.6 million.

In connection with SFAS No. 144, the Company’s financial statements have been reclassified to reflect the pool and spa chemicals business, the Groupe Novasep segment and the Electronics business sold as discontinued operations for all periods presented.

Operating results of the discontinued operations of the pool and spa chemicals business for the year ended December 31, 2008 are as follows:

($ in millions)	Total
Net sales	$54.9
Cost of products sold	39.4
Gross profit	15.5
Selling, general and administrative expenses	10.9
Gain on sale of business/assets	(66.3)
Operating income	70.9
Other expenses:
Interest expense	(0.2)
Other expenses	(0.2)
Income before taxes	70.7
Income tax provision (a)	35.5
Net income	$35.2

(a)                Includes a tax provision of $8.6 million for the year ended December 31, 2008 related to the excess of taxable income at Group versus available NOL’s at Group. Group, through its tax sharing agreement with its parent companies, will utilize available NOL’s at its parent companies to offset taxable income not covered by Group NOL’s. The corresponding credit is reflected in additional paid in capital.

The Company also recorded a tax gain of $2.4 million related to the sale of Groupe Novasep for the year ended December 31, 2008.

Operating results of the discontinued operations for the year ended December 31, 2007 are as follows:

	Pool and Spa
	Chemicals	Electronics	Groupe
($ in millions)	Business	Business	Novasep	Total
Net sales	$71.2	$201.9	$8.9	$282.0
Cost of products sold	46.1	149.4	7.0	202.5
Gross profit	25.1	52.5	1.9	79.5
Selling, general and administrative expenses	14.1	28.8	1.1	44.0
Gain on sale of business/assets	—	(106.8)	(117.7)	(224.5)
Operating income	11.0	130.5	118.5	260.0
Other expenses, net:
Interest expense	—	—	(0.3)	(0.3)
Interest income	(0.3)	0.8	—	0.5
Loss on early extinguishment of debt	(0.5)	(0.3)	—	(0.8)
Foreign exchange loss, net	—	(0.5)	—	(0.5)
Other expenses, net	(0.8)	—	(0.3)	(1.1)
Income before taxes and minority interest	10.2	130.5	118.2	258.9
Income tax provision (a)	4.0	46.9	2.1	53.0
Net income before minority interest	6.2	83.6	116.1	205.9
Minority interest, net of tax	—	—	(0.1)	(0.1)
Net income	$6.2	$83.6	$116.0	$205.8

(a)                Includes a tax provision of $29.8 million for the year ended December 31, 2008 related to the excess of taxable income at Group versus available NOL’s at Group. Group, through its tax sharing agreement with its parent companies, will utilize available NOL’s at its parent companies to offset taxable income not covered by Group NOL’s. The corresponding credit is reflected in additional paid in capital.

Operating results of the discontinued operations for the year ended December 31, 2006 are as follows:

	Pool and Spa
	Chemicals	Electronics	Groupe
($ in millions)	Business	Business	Novasep	Total
Net sales	$73.5	$187.0	$355.7	$616.2
Cost of products sold	48.8	137.4	266.0	452.2
Gross profit	24.7	49.6	89.7	164.0
Selling, general and administrative expenses	13.7	30.5	54.3	98.5
Restructuring and other severance costs		0.3	—	0.3
Loss on sale of business/assets	—	0.1	11.3	11.4
Operating income	11.0	18.7	24.1	53.8
Other income (expenses):
Interest expense	(0.2)	—	(4.1)	(4.3)
Interest income	—	2.0	—	2.0
Foreign exchange gain, net	—	—	0.7	0.7
Other	—	—	(4.9)	(4.9)
Other income (expenses), net	(0.2)	2.0	(8.3)	(6.5)
Income before taxes and minority interest	10.8	20.7	15.8	47.3
Income tax provision (benefit)	4.4	6.9	(12.1)	(0.8)
Net income before minority interest	6.4	13.8	27.9	48.1
Minority interest, net of tax	—	—	(5.2)	(5.2)
Net income	$6.4	$13.8	$22.7	$42.9

The carrying values of the assets and liabilities of the pool and spa chemicals business included in the Consolidated Balance Sheets at December 31, 2007 are as follows:

December 31,
($ in millions)	2007
ASSETS
Accounts receivable, net	$23.4
Inventories	8.5
Prepaid expenses and other current assets	1.0
Property, plant and equipment, net	4.3
Goodwill	37.0
Other intangible assets, net	0.9
Total assets disposed	$75.1
LIABILITIES
Accounts payable	$7.7
Income taxes payable	3.2
Accrued compensation	1.6
Accrued expenses and other current liabilities	1.5
Deferred income taxes	(0.1)
Other liabilities	3.1
Total liabilities disposed	$17.0

The Company received net cash proceeds of $122.0 million in 2008 from the sale of the pool and spa chemicals business. These proceeds were reported as net cash provided by investing activities of discontinued operations for the year ended December 31, 2008 in the Company’s Consolidated Statements of Cash Flows. The net gain on the pool and spa chemicals business sale recorded in the fourth quarter of 2008 was $31.9 million (net of $34.3 million of taxes)

The Company received net cash proceeds of $420.7 million and $311.0 million in 2007 from the sale of Groupe Novasep and the Electronics business, excluding the European wafer reclaim business, respectively. These proceeds were reported as net cash provided by investing activities of discontinued operations for the year ended December 31, 2007 in the Company’s Consolidated Statements of Cash Flows. The net gain on the Groupe Novasep sale recorded in the first quarter of 2007 was $115.6 million (net of $2.1 million of German taxes) and the net gain on the sale of the Electronics business, excluding the European wafer reclaim business, recorded in the fourth quarter of 2007 was $65.0 million (net of $41.8 million of taxes).

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

Items that cannot be readily attributed to individual segments have been classified as “Corporate and other.” Corporate and other operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, tax, legal, internal audit and consolidation accounting as well as the cost of operating the Company’s central offices (including some costs maintained based on legal or tax considerations). The primary components of Corporate and other loss, in addition to operating loss, are interest expense on external debt (including the amortization of deferred financing costs), foreign exchange losses or gains, and mark-to-market gains or losses on derivatives. Major components within the reconciliation of income before taxes (described more fully below) include systems/organization establishment expenses, interest expense on external debt, foreign exchange losses or gains, and refinancing expenses related to external debt. Corporate and other identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing, deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The Corporate and other classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel and the wafer reclaim business. The European wafer reclaim business line provides semiconductor wafer reclaim services, wafer thinning/grinding services and wafer supply services. This business works with semiconductor manufacturers to refurbish used test wafers and return them to the manufacturer for reuse in test and process monitor applications. In February 2007, the Company completed the sale of its U.S. wafer reclaim business.

In September 2008, the Company completed the formation of its Titanium Dioxide Pigments venture. The water treatment business, formerly part of the Titanium Dioxide Pigments segment, is being reported within the Clay-based Additives business in the Performance Additives segment. As a result, the Company’s financial statements have been reclassified to reflect the water treatment business as part of the Performance Additives segment for the periods presented.

Summarized financial information for each of the reportable segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated (a)
Year ended December 31, 2008
Net sales	$1,232.6	$835.6	$534.8	$505.9	$261.5	$9.7	$3,380.1
Total Adjusted EBITDA	313.0	107.1	83.1	150.2	34.0	(48.5)	638.9
Capital expenditures	74.5	45.6	42.5	46.1	9.6	5.7	224.0
Year ended December 31, 2007
Net sales	$1,082.9	$798.5	$442.9	$452.5	$276.6	$11.8	$3,065.2
Total Adjusted EBITDA	262.2	150.7	82.7	128.1	34.3	(55.6)	602.4
Capital expenditures	63.5	37.0	39.2	31.2	17.6	4.7	193.2
Year ended December 31, 2006
Net sales	$918.3	$724.8	$409.1	$389.6	$251.0	$21.9	$2,714.7
Total Adjusted EBITDA	206.6	128.7	81.9	104.8	31.7	(47.8)	505.9
Capital expenditures	52.7	27.6	34.6	32.5	3.8	13.9	165.1

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
	Chemicals	Additives	Pigments	Ceramics	Compounds	and other (b)	Eliminations (c)	Consolidated (d)
Identifiable assets as of:
December 31, 2008	$2,030.9	$829.8	$990.0	$879.9	$130.2	$541.5	$(224.9)	$5,177.4
December 31, 2007	$1,900.1	$1,344.3	$764.8	$843.6	$281.8	$461.2	$(159.1)	$5,436.7

(a)                This amount does not include $1.8 million and $68.3 million for the years ended December 31, 2007 and 2006, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007; $37.6 million and $35.3 million for the years ended December 31, 2007 and 2006, respectively, of Adjusted EBITDA from the Electronics segment sold on December 31, 2007; and $5.4 million, $12.0 million and $12.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, of Adjusted EBITDA from the pool and spa chemicals business sold on October 10, 2008.

(b)               This includes $50.7 million and $47.4 million of assets from legacy businesses at December 31, 2008 and 2007, respectively. These businesses were formerly owned primarily by Dynamit Nobel.

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

(d)               This amount does not include $75.1 million of identifiable assets at December 31, 2007 from the pool and spa chemicals business sold in October 2008. Total identifiable assets including these amounts were $5,511.8 million at December 31, 2007.

The following table represents summarized geographic information with net sales based on seller’s location:

	Year ended December 31,
($ in millions)	2008	2007	2006
Net sales:
Germany	$1,371.0	$1,298.6	$1,140.6
United States	890.2	852.5	842.1
Rest of Europe	799.3	655.1	515.1
Rest of World	319.6	259.0	216.9
	$3,380.1	$3,065.2	$2,714.7

The following table presents the Company’s long-lived assets located in the regions indicated:

	December 31,
($ in millions)	2008	2007
Long-lived assets:
Germany	$791.5	$798.7
Rest of Europe	456.9	261.5
United States	293.4	239.1
Rest of World	210.4	209.2
	$1,752.2	$1,508.5

The increase in long-lived assets is due to acquisitions completed in 2008.

On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges deemed by senior management to be non-recurring gains and charges and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement, which reflects management’s interpretations thereof. The indenture governing the 2014 Notes and the facility agreement related to the Titanium Dioxide Pigments venture excludes certain adjustments permitted under the senior credit agreement. Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company’s business segments and reporting units.

The Company uses Adjusted EBITDA on a segment basis to assess its operating performance. Because the Company views Adjusted EBITDA on a segment basis as an operating performance measure, the Company uses income (loss) from continuing operations before taxes and minority interest as the most comparable GAAP measure. The following table presents a reconciliation of income (loss) before taxes to Adjusted EBITDA on a segment GAAP basis:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Year ended December 31, 2008
Income (loss) from continuing operations before taxes and minority interest	$166.5	$(470.6)	$(266.3)	$61.3	$(92.8)	$(140.2)	$(742.1)
Interest expense (a)	56.2	30.4	37.9	34.2	9.3	63.1	231.1
Interest income	(1.2)	1.3	(0.2)	(0.2)	(0.5)	(5.2)	(6.0)
Depreciation and amortization	69.7	67.2	56.3	47.0	11.3	7.4	258.9
Impairment charges	—	456.6	247.7	—	105.2	—	809.5
Restructuring and other severance costs	17.2	10.3	0.2	4.5	0.7	2.4	35.3
Systems/organization establishment expenses	2.7	5.1	3.4	0.3	0.4	1.0	12.9
Acquisition and disposal costs	—	0.9	—	—	0.4	0.4	1.7
Inventory write-up charges	0.8	1.5	3.3	1.3	—	—	6.9
Gain on early extinguishment of debt	—	—	—	—	—	(4.0)	(4.0)
(Gain) loss on sale of assets and other	(1.3)	—	1.1	0.1	—	(2.3)	(2.4)
Acquired in-process research and development	—	2.6	—	0.3	—	—	2.9
Foreign exchange loss (gain), net	2.9	0.3	(0.3)	1.4	—	28.0	32.3
Other	(0.5)	1.5	—	—	—	0.9	1.9
Total Adjusted EBITDA (b)	$313.0	$107.1	$83.1	$150.2	$34.0	$(48.5)	$638.9
Year ended December 31, 2007
Income (loss) from continuing operations before taxes and minority interest	$165.4	$62.5	$6.0	$50.9	$11.8	$(144.9)	$151.7
Interest expense (a)	42.0	19.5	32.4	33.8	9.4	82.2	219.3
Interest income	—	(1.6)	(0.2)	0.3	(0.3)	(9.7)	(11.5)
Depreciation and amortization	54.4	57.6	42.4	40.5	11.2	5.6	211.7
Restructuring and other severance costs	2.6	2.2	—	2.5	—	4.7	12.0
Systems/organization establishment expenses	(0.4)	2.8	—	1.1	0.6	0.1	4.2
Acquisition and disposal costs	0.1	0.1	1.6	—	0.5	—	2.3
Inventory write-up charges	0.1	5.5	—	0.1	—	—	5.7
Loss on early extinguishment of debt	—	1.4	—	—	1.1	16.1	18.6
Refinancing expenses	—	—	—	—	—	0.9	0.9
(Gain) loss on sale of assets and other	(0.2)	0.2	0.5	—	—	(5.2)	(4.7)
Foreign exchange gain, net	(0.6)	(0.2)	—	(1.2)	—	(5.8)	(7.8)
Other	(1.2)	0.7	—	0.1	—	0.4	—
Total Adjusted EBITDA (b)	$262.2	$150.7	$82.7	$128.1	$34.3	$(55.6)	$602.4
Year ended December 31, 2006
Income (loss) from continuing operations before taxes and minority interest	$110.1	$70.0	$18.5	$36.4	$12.5	$(126.1)	$121.4
Interest expense (a)	49.3	11.4	29.2	31.6	9.6	68.8	199.9
Interest income	(4.6)	(1.6)	(0.3)	(0.1)	(0.2)	4.4	(2.4)
Depreciation and amortization	47.5	43.6	36.1	33.1	8.7	5.4	174.4
Impairment charges	2.2	—	—	—	—	—	2.2
Restructuring and other severance costs (c)	2.0	1.2	—	1.1	—	1.0	5.3
Systems/organization establishment expenses	0.1	1.3	—	1.3	0.9	7.1	10.7
Acquisition and disposal costs	1.0	0.1	—	—	—	0.8	1.9
Inventory write-up charges	—	0.8	—	0.1	0.2	—	1.1
Loss (gain) on sale of assets and other	0.3	0.4	0.1	0.1	—	(1.2)	(0.3)
Foreign exchange loss (gain), net	0.4	0.1	—	—	—	(9.1)	(8.6)
Other	(1.7)	1.4	(1.7)	1.2	—	1.1	0.3
Total Adjusted EBITDA (b)	$206.6	$128.7	$81.9	$104.8	$31.7	$(47.8)	$505.9

(a)                Includes (losses) gains of $(51.5) million, $(32.2) million and $7.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)               This amount does not include $1.8 million and $68.3 million for the years ended December 31, 2007 and 2006, respectively, of Adjusted EBITDA from the former Groupe Novasep segment which was sold on January 9, 2007; $37.6 million and $35.3 million for the years ended December 31, 2007 and 2006, respectively, of Adjusted EBITDA from the Electronics segment sold on December 31, 2007; and $5.4 million, $12.0 million and $12.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, of Adjusted EBITDA from the pool and spa chemicals business sold on October 10, 2008.

(c)                Includes inventory write-downs of $0.4 million recorded in cost of products sold for the year ended December 31, 2006.

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

Items excluded from Adjusted EBITDA

Certain items are added to or subtracted from income (loss) from continuing operations before taxes and minority interest to derive Adjusted EBITDA, as defined below. These items include the following:

•                  Impairment charges:  In the fourth quarter of 2008, the Company recorded goodwill impairment charges of $809.5 million in several businesses (see Note 7, “Goodwill,” for further details).  In 2006, the Company recorded an impairment charge of $2.2 million related to the write-down of property, plant and equipment within the Fine Chemicals business of the Specialty Chemicals segment.

•                  Restructuring and other severance costs:  Charges of $35.3 million, $12.0 million and $5.3 million (including $0.4 million of charges recorded in cost of products sold in the Consolidated Statements of Operations in 2006) were recorded in 2008, 2007 and 2006, respectively, for miscellaneous restructuring activities, including facility closures, headcount reductions and severance costs (see Note 14, “Restructuring And Other Severance Costs,” for further details).

•                  Systems/organization establishment expenses:  In 2008, expenses of $12.9 million were recorded primarily related to the integration of businesses acquired in the Specialty Chemicals, Performance Additives and Titanium Dioxide Pigments segments. In 2007, expenses of $4.2 million were recorded primarily related to the integration of businesses acquired in the Performance Additives and Advanced Ceramics segments. For 2006, expenses of $10.7 million were recorded related to professional fees incurred regarding systems and internal control documentation in connection with the Sarbanes-Oxley Act of 2002 and fees relating to the implementation of a new consolidation software system.

•                  Acquisition and disposal costs:  Costs of $1.7 million, $2.3 million and $1.9 million were recorded in 2008, 2007 and 2006, respectively, in connection with potential and actual acquisitions and dispositions.

•                  Inventory write-up charges:  Under SFAS No. 141, Business Combinations, all inventories acquired in an acquisition must be revalued to “fair value.” This resulted in a consequential reduction in gross profit of $6.9 million, $5.7 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, as the inventory was sold in the normal course of business. The reduction in gross profit in 2008 was primarily related to the acquisition of Holliday Pigments in the Performance Additives segment and the completion of the Titanium Dioxide Pigments venture.  The reduction in gross profit in 2007 was primarily related to the acquisition of the Elementis plc business. In 2006, the reduction in gross profit was primarily due to acquisitions made in 2006 and the end of 2005 in the Performance Additives, Advanced Ceramics and Specialty Compounds segments.

•                  (Gain) loss on early extinguishment of debt:  In the fourth quarter of 2008, the Company redeemed €11.0 million of the 2014 Notes at a discount and recorded a gain of $4.0 million. In the second quarter of 2007, the Company paid a redemption premium of $14.5 million to redeem long-term debt and wrote off $4.1 million of deferred financing costs associated with the redemption of the 2011 Notes.

•                  Refinancing expenses:  In March 2007, the Company expensed $0.9 million related to the fourth amendment of the senior secured credit agreement to refinance all outstanding borrowings under the tranche F term loans with new tranche G term loans.

•                  Gain on sale of assets and other:  The Company recorded gains, net of $2.4 million, $4.7 million and $0.3 million in 2008, 2007 and 2006, respectively, related to asset sales. The gain recorded in 2008 primarily relates to the sale of land that was acquired as part of the acquisition of Dynamit Nobel in 2004.  The gain reported in 2007 primarily relates to the sale of the U.S. wafer reclaim business.

•                  Acquired in-process research and development:  Under SFAS No. 141, Business Combinations, acquired in-process research and development costs are charged to expense as of the acquisition date. For the year ended December 31, 2008, the Company expensed $2.9 million primarily related to the acquisition of Holliday Pigments in August 2008 in the Performance Additives segment. These acquired in-process research and development costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

•                  Foreign exchange loss (gain):  For 2008, foreign exchange losses of $32.3 million were recorded primarily due to the impact of the weaker pound sterling as of December 31, 2008 versus December 31, 2007 related to non-operating euro-denominated transactions. For the year ended December 31, 2007 and 2006, foreign exchange gains of $7.8 million and $8.6 million, respectively, were recorded primarily related to euro-denominated debt, cash and inter-company loans.

•                  Other:  In 2008, the company recorded expenses of $1.9 million which includes fees incurred in connection with the secondary offering of Holdings’ common stock in June 2008.

4. ACQUISITIONS:

Pursuant to the Company’s business strategy of achieving profitable growth through selective acquisitions, the Company has acquired several businesses in recent years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, any goodwill resulting from acquisitions is tested for impairment at least annually.

On August 31, 2007, the Company completed the acquisition of the global color pigments business of Elementis plc for a purchase price of approximately $140.0 million.  This acquisition includes facilities in North America, Europe and China and is included in the Color Pigments and Services business, which is part of the Performance Additives segment. The results of this acquired business prior to the acquisition date of August 31, 2007 are not included in the consolidated financial statements for the year ended December 31, 2007.

On August 11, 2008, the Company completed the acquisition of Holliday Pigments, the leading global manufacturer of technical grade ultramarine blue and manganese violet pigments, from Yule Catto & Co. plc for a purchase price of approximately €46.0 million ($68.6 million using an August 11, 2008 exchange rate of €1.00 = $1.4909). Holliday Pigments manufactures inorganic ultramarine pigments for a wide range of applications, including plastics, cosmetics, coatings and inks. Holliday Pigments was incorporated into the Color Pigments and Services business, which is part of the Performance Additives segment. The results of Holliday Pigments prior to the acquisition date of August 11, 2008 are not included in the consolidated financial statements for the year ended December 31, 2008.  The allocation of the purchase price to the identifiable assets acquired is preliminary and is subject to change, with estimated completion during the first half of 2009.

On September 1, 2008, the Company completed the formation of a venture with Kemira that focuses on specialty titanium dioxide pigments. The venture combines the Company’s titanium dioxide pigments and functional additives businesses, which are part of the Titanium Dioxide Pigments segment, including its production facility in Duisburg, Germany, and Kemira’s titanium dioxide business, including Kemira’s titanium dioxide plant in Pori, Finland.  The Company has consolidated this venture and has reported Kemira’s interest as minority interest in the consolidated financial statements. The Company owns 61% of the venture with Kemira owning the remaining portion.  The venture’s acquisition of the shares of the Rockwood and Kemira entities was facilitated by the borrowings under a term loan of €250.0 million on September 3, 2008 ($362.5 million using a September 3, 2008 exchange rate of €1.00 =  $1.4498).  The venture made a payment of €97.5 million ($141.4 million using a September 3, 2008 exchange rate) to the venture’s minority shareholder. In addition, the venture obtained a €30.0 million ($41.9 million) revolving credit facility to finance its operations and the venture has assumed debt of €24.2 million ($33.8 million) from Kemira, primarily due to a defined benefit pension plan. The Company estimates that the potential exposure range for assumed environmental liabilities is from $14.0 million to $25.3 million. At December 31, 2008, $14.0 million of related reserves are recorded.  The results of Kemira’s titanium dioxide business prior to the formation of the venture on September 1, 2008 are not included in the consolidated financial statements for the year ended December 31, 2008.  The purchase accounting allocation is preliminary and is subject to change, with estimated completion during 2009.

On September 4, 2008, the Company completed the acquisition of Nalco Holdings, Inc.’s (“Nalco”) Finishing Technologies business for a purchase price of approximately $75.0 million. Nalco’s Finishing Technologies business provides chemicals and services for pre-treating of metal and is part of the Surface Treatment business within the Specialty Chemicals segment.  The results of Nalco’s Finishing Technologies business prior to the acquisition date of September 4, 2008 are not included in the consolidated financial statements for the year ended December 31, 2008.  The allocation of the purchase price to the identifiable assets acquired is preliminary and is subject to change, with estimated completion during the first half of 2009.

In addition to the acquisitions described above, the Company has completed other smaller acquisitions in 2008, 2007 and 2006. Depending on the timing and complexity involved, the purchase price allocation to the net assets acquired for certain acquisitions completed within the last year was preliminary as of December 31, 2008.

The above acquisitions were not material on an individual basis, or in the aggregate.

5. INVENTORIES:

Inventories are comprised of the following:

	December 31,
($ in millions)	2008 (a)	2007
Raw materials	$203.8	$184.6
Work-in-process	74.2	60.7
Finished goods	355.3	275.5
Packaging materials	7.7	6.1
Total	$641.0	$526.9

(a)                The increase from December 31, 2007 is primarily related to the Titanium Dioxide Pigment venture and other acquisitions, net of the impact of currency changes.

6. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net is comprised of the following:

	December 31,
($ in millions)	2008	2007
Land	$155.6	$157.0
Buildings and improvements, including land improvements	594.6	491.7
Machinery and equipment	1,394.7	1,128.1
Furniture and fixtures	117.9	100.8
Mining rights	86.3	86.3
Construction-in-progress	95.7	112.2
Property, plant and equipment, at cost	2,444.8	2,076.1
Less accumulated depreciation and amortization	(692.6)	(567.6)
Property, plant and equipment, net	$1,752.2	$1,508.5

Depreciation expense was $179.1 million, $144.8 million and $123.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In addition, property, plant and equipment at December 31, 2008 and 2007 includes items recorded under capital leases as follows:

	December 31,
($ in millions)	2008	2007
Buildings and improvements, including land improvements	$49.5	$53.2
Machinery and equipment	3.0	0.3
Furniture and fixtures	6.0	5.7
	58.5	59.2
Accumulated depreciation	(9.2)	(8.1)
Total	$49.3	$51.1

At December 31, 2008, minimum payments due under capital leases are as follows:

($ in millions)
Years ended December 31:
2009	$6.5
2010	6.2
2011	5.5
2012	5.2
2013	4.8
Thereafter	40.8
Total	$69.0

During the fourth quarter of 2006, management performed an impairment review of a business within the Fine Chemicals division of the Specialty Chemicals segment due to poor profitability and recorded an impairment charge of $2.2 million to write-down the full value of machinery and equipment.

7.  GOODWILL:

In the fourth quarter of 2008, the Company tested the recoverability of goodwill as part of its annual review.  In connection with the determination of fair value of the reporting units, the Company made significant estimates and assumptions with respect to those reporting units and engaged independent valuation specialists to assist with this review. The first step of the review indicated that the fair values of the Color Pigments and Services, Timber Treatment Chemicals, Clay-based Additives, Titanium Dioxide Pigments, Specialty Compounds and Rubber Chemicals reporting units were less than their carrying values, thus requiring the Company to complete the second step of the impairment review. To compute the amount of the impairment under step two, SFAS No. 142 prescribes that the Company determine the implied fair value of goodwill in the same manner as if the Company had acquired those reporting units.  Specifically, the Company allocated the fair value of the reporting units to all of the assets, including any unrecognized intangible assets and liabilities of that unit, in a hypothetical calculation that would yield the implied fair value of goodwill.  The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill.  Based on these results, the Company recorded goodwill impairment charges in the Color Pigments and Services business ($293.2 million), Timber Treatment Chemicals business ($88.3 million) and Clay-based Additives business ($75.1 million) within the Performance Additives segment; Titanium Dioxide Pigments segment ($247.7 million); and Specialty Compounds segment, including the Rubber Chemicals business ($105.2 million).  The goodwill impairment charges were attributed to the significant drop in global stock valuations, the substantial reduction in the market valuation of Holdings and comparable companies, and the continuing negative global economic and market outlook.  In particular, the downturn in the construction industry has had a negative impact on a number of the Company’s businesses.

Prior to completing the assessment of goodwill for impairment during the fourth quarter of 2008, the Company performed a recoverability test of certain long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the Company concluded that there was no impairment of those assets in the fourth quarter of 2008.

Below are goodwill balances and activity by segment:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	Total
Balance, December 31, 2006	$597.6	$457.8	$158.6	$223.2	$118.5	$1,555.7
Acquisitions	34.9	23.3	—	13.3	—	71.5
FIN 48 tax adjustments (a)	(6.1)	—	(1.6)	(2.2)	—	(9.9)
Other tax adjustments (b)	(4.5)	—	(1.2)	(1.6)	(1.7)	(9.0)
Foreign exchange and other (c)	62.2	12.8	16.5	25.8	4.4	121.7
Balance, December 31, 2007	684.1	493.9	172.3	258.5	121.2	1,730.0
Post closing purchase price consideration (d)	(18.8)	—	(6.0)	(5.0)	—	(29.8)
Goodwill impairment charges	—	(456.6)	(247.7)	—	(105.2)	(809.5)
Acquisitions	9.7	34.9	114.8	25.3	—	184.7
Foreign exchange and other (c)	(27.0)	(72.2)	(33.4)	(9.0)	(16.0)	(157.6)
Balance, December 31, 2008	$648.0	$—	$—	$269.8	$—	$917.8

(a)                See Note 10, “Income Taxes,” for details regarding the adoption of FIN 48.

(b)               As disclosed in Note 10, “Income Taxes,” adjustments were recorded in the fourth quarter of 2007 related to prior year tax computations within Specialty Chemicals ($4.5 million), Titanium Dioxide Pigments ($1.2 million), Advanced Ceramics ($1.6 million) and Specialty Compounds ($1.5 million).

(c)                Consists primarily of foreign currency changes.

(d)               In March 2008, the Company entered into an agreement with GEA Group and GEA North America to settle all existing and future environmental claims in consideration of payment to the Company of €18.8 million ($29.1 million) which was received on March 28, 2008. This payment was considered an adjustment to the purchase price per the claims settlement agreement between the Company and GEA Group and its subsidiary. As a result, the Company has reported this as an adjustment to the purchase price with a credit to goodwill in the first quarter of 2008. See Note 17, “Commitments and Contingencies,” for further details.

8. OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of December 31, 2008			As of December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount (a)	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$411.9	$(142.0)	$269.9	$395.6	$(116.7)	$278.9
Trade names and trademarks	141.5	(27.1)	114.4	146.6	(23.0)	123.6
Customer relationships	372.2	(79.1)	293.1	273.0	(57.3)	215.7
Supply agreements	57.3	(6.3)	51.0	29.6	(2.9)	26.7
Other	61.7	(35.3)	26.4	57.7	(26.7)	31.0
Total	$1,044.6	$(289.8)	$754.8	$902.5	$(226.6)	$675.9

(a)                The increase from December 31, 2007 is primarily related to the impact of acquisitions, net of the impact of currency changes.

Amortization of other intangible assets was $79.8 million, $66.9 million and $51.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ended	Expense
2009	$77.0
2010	75.4
2011	71.1
2012	65.4
2013	63.9

9. LONG-TERM DEBT:

Long-term debt and loans payable are summarized as follows:

	December 31,
($, € and £ in millions)	2008	2007
Senior secured credit facilities:
Tranche A-1 term loans (€22.8 and €29.3, respectively)	$31.9	$42.8
Tranche A-2 term loans (€99.4 and €127.8, respectively)	138.9	186.5
Tranche E term loans	1,104.9	1,116.4
Tranche G term loans (€265.2 and €267.9, respectively)	370.5	390.9
2014 Notes (€364.0 and $200.0 and €375.0 and $200.0, respectively)	708.5	747.1
Titanium Dioxide Pigments venture term loans (€250.0 as of December 31, 2008)	349.3	—
Capitalized lease obligations (€34.3 and €34.1, respectively)	47.9	49.7
Other loans	59.3	24.2
Preferred stock of subsidiary (£12.0 as of December 31, 2007)	—	23.8
	2,811.2	2,581.4
Less current maturities	(90.9)	(107.4)
	$2,720.3	$2,474.0

Maturities of long-term debt are as follows:

($ in millions)
2009	$90.9
2010	113.5
2011	122.1
2012	1,474.9
2013	233.9
Thereafter	775.9
$2,811.2

Senior Secured Credit Facilities

a) Structure

In connection with the Dynamit Nobel Acquisition, the Company entered into a senior secured credit agreement on July 30, 2004 (“Credit Agreement”).  See Long-Term Debt table above for senior secured credit facility balances as of December 31, 2008 and 2007.

On March 23, 2007, the Company entered into the fourth amendment to the senior secured credit agreement, which among other things, (i) provided for approximately €269.3 million of tranche G loans, the proceeds of which were used to repay in full the outstanding borrowings under the tranche F term loans, (ii) permitted the Company to repay its outstanding 2011 Notes any time on or after May 15, 2007 without a corresponding repayment of term loans under the Credit Agreement, and (iii) resets substantially all of the baskets contained in the restrictive covenants and elsewhere in the Credit Agreement. The refinancing of the tranche F loans with the tranche G loans effectively reduced the interest rate on the tranche G term loans by 50 basis points. The Company did not incur any additional borrowings under the fourth credit amendment. In March 2007, the Company expensed $0.9 million related to the fourth amendment of the senior secured credit agreement.

b) Availability

The senior secured credit facilities consist of the term loan tranches listed above as well as a senior secured revolving credit facility in an aggregate principal amount of $250.0 million made available in U.S. dollars, euros and/or pounds sterling. A portion of the revolving credit facility is available in the form of letters of credit and swingline loans. Under the terms of the amendments, the Company may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request that the tranche E term loans and/or the revolving credit commitments be increased by an aggregate amount of up to $250.0 million. As of December 31, 2008 the Company had no outstanding borrowings under the revolving credit facility, and $24.8 million of letters of credit issued on its behalf.

Amounts borrowed under the term loan facilities, other than the revolving credit facility, that are repaid or prepaid may not be reborrowed.

c) Interest and Fees

The interest rates per year under the tranche A-1 and A-2 term loan facilities are EURIBOR plus 1.75%. EURIBOR is the euro inter-bank offered rate. The interest rate per year, at the Company’s option, under the tranche E term loan facility is LIBOR plus 1.50% or ABR plus 0.75% (for the year ended December 31, 2008, the Company elected option (i) LIBOR plus 1.50%).  LIBOR is the London inter-bank offered rate. ABR is the alternate base rate, which is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. The interest rate per year under the tranche G term loan facility is EURIBOR plus 1.75%. The interest rates under the revolving credit facility are, at the Company’s option, LIBOR plus 1.75% or, ABR plus 1.00% (for the year ended December 31, 2008, the Company elected option (i) LIBOR plus 1.75%). In each case, the interest rates per year are subject to step-downs determined by reference to a performance test.

The Company may elect interest periods of one, two, three or six months (or in the case of revolving credit loans, nine or twelve months, to the extent available from all lenders under the revolving credit facility) for LIBOR borrowings. Interest is payable quarterly in the case of ABR loans and at the end of each interest period and, in any event, at least every three months, in the case of LIBOR borrowings.

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

•                     a consolidated Adjusted EBITDA to consolidated cash interest expense test; and

•                     limitations on capital expenditures.

For purposes of calculating compliance with the financial covenants as of any date, foreign currency denominated indebtedness is to be converted to U.S. dollars based on average exchange rates for the twelve-month period ending on such date. In addition to the financial covenants described above, the Company’s senior secured credit facilities contain various affirmative and restrictive covenants. The restrictive covenants limit the Company’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness or to amend documents related to certain indebtedness and to enter into sale leaseback transactions. In connection with the fourth amendment of the senior secured credit agreement, substantially all of the baskets relating to the above restrictions were reset.

2011 Notes— On May 15, 2007, the Company redeemed its outstanding 10 5/8% Senior Subordinated Notes due 2011 in the aggregate principal amount of $273.4 million. In connection with this debt repayment, the Company paid redemption premiums of $14.5 million and wrote off deferred financing costs of $4.1 million.

2014 Notes—In November 2004, the Company issued  €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 (“2014 Notes”). The 2014 Notes are  pari passu  to future senior subordinated indebtedness and junior to all of the Company’s existing and future senior indebtedness. The 2014 Notes are guaranteed on a senior subordinated unsecured basis by certain of the Company’s domestic subsidiaries. In the fourth quarter of 2008, the Company redeemed €11.0 million of its 2014 Notes at a discount and recorded a gain of $4.0 million.

Titanium Dioxide Pigments venture term loans, revolving credit facility and other assumed debt—During June 2008, as amended in August 2008, the Titanium Dioxide Pigments venture entered into a facility agreement that provides for a term loan facility in an aggregate amount of €250.0 million and a revolving credit facility in an aggregate amount of €30.0 million ($41.9 million), both maturing on June 17, 2013. On September 3, 2008, the Titanium Dioxide Pigments venture borrowed €250.0 million ($349.3 million) under the term loan facility. As of December 31, 2008, there were no outstanding borrowings under the revolving credit facility. The interest rate on the loans is EURIBOR (or LIBOR if the currency is in USD) plus 3%, subject to a step down determined by reference to a leverage ratio test. The term loan shall be repaid in installments over a five-year period from the date of the facility agreement, with payments commencing twelve months from such date; both loans may be repaid in advance without penalty. In addition, the Titanium Dioxide Pigments venture has assumed debt of €24.2 million ($33.8 million) at December 31, 2008 from Kemira, primarily due to a defined benefit plan, at interest rates ranging from 3.75% to 5.00%.

The facility agreement requires the venture to meet the following financial covenants:

•                  a net debt to EBITDA (which is substantially similar to the definition of Adjusted EBITDA in the Company’s senior secured credit agreement) test;

•                  a EBITDA to cash interest expense test; and

•                  a cash generated for financing activities to debt service test.

The covenants are calculated in accordance with International Financial Reporting Standards and are based solely on the results of the venture.

Other term loan facilities— The Company has euro-denominated term loan facilities that provide aggregate outstanding borrowings of approximately €9.2 million ($12.9 million) as of December 31, 2008. These term loans mature between 2009 and 2016 and bear annual interest rates ranging up to 12.41%. In addition, the Company has a term loan facility denominated in Chinese Renminbi, providing for borrowings of an aggregate U.S. dollar equivalent amount of $12.4 million as of December 31, 2008. This term loan matures in 2010 and bears an annual interest rate of 7.56%. The term loan facilities described above contain customary events of default and some of them are secured by mortgages or accounts receivable.

Preferred stock of subsidiary—Chemetall Plc., a Rockwood subsidiary, had previously issued 12.0 million shares of preferred stock, which were redeemed at their par value (£1) on July 3, 2008.

Fair Value—The Company estimates that its debt under the senior secured credit facilities and Titanium Dioxide Pigments venture facility agreement, based on current interest rates and terms, approximates fair value. Based on quoted market values at December 31, 2008, the Company estimates the fair value of its 2014 Notes approximated $501.0 million.

Derivative Contracts— The Company has historically entered into interest rate swaps to manage its exposure to changes in interest rates related to variable rate debt. As of December 31, 2008, these contracts cover notional amounts of $610.0 million (at interest rates ranging from 4.864% to 5.038%) and €499.9 million (at interest rates ranging from 2.995% to 4.416%). These derivative contracts effectively convert a majority of the senior secured credit obligations and the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. These swaps will mature between November 2009 and July 2012.

The Company has elected not to apply hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in the Consolidated Statements of Operations. These transactions increased interest expense by $53.9 million and $16.3 million in 2008 and 2007, respectively and decreased interest expense by $15.7 million in 2006, of which (losses) gains of $(51.7) million, $(29.8) million and $9.4 million in 2008, 2007 and 2006, respectively, represented mark-to-market adjustments. The related asset and liability on the contracts’ marked-to-market adjustments is reflected in “Other assets” and “Other liabilities,” respectively, in the Consolidated Balance Sheets.

During 2003, the Company entered into cross-currency interest rate swaps with notional amounts aggregating $78.2 million that effectively converted $78.2 million U.S. dollar borrowings into euro-based obligations at an effective interest rate of EURIBOR plus 4%. In connection with the July 2003 refinancing, the Company reduced the notional amounts of this cross-currency hedge, with current notional amounts of $19.3 million and €17.0 million. These contracts have final maturity dates of July 2010. These transactions increased interest expense by $0.7 million, $2.6 million and $1.3 million in 2008, 2007 and 2006, respectively, of which gains (losses) of $0.2 million $(2.4) million and $(2.2) million in 2008, 2007 and 2006, respectively, represented mark-to-market adjustments.

In connection with the offering of the 2014 Notes, the Company entered into cross-currency interest rate swaps with a five year term and a notional amount of €155.6 million that effectively convert the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt. The Company designated this contract as a hedge of the foreign currency exposure of its net investment in its euro-denominated operations. There was no ineffective portion of the net investment hedge as of

December 31, 2008. The Company does not expect any of the loss on the net investment hedge residing in other comprehensive income at December 31, 2008 to be reclassified into earnings in 2009.

In addition, the Company has designated the remaining portion of its euro-denominated debt that is recorded on its U.S. books as a net investment hedge of its euro-denominated investments (euro debt of €652.0 million at December 31, 2008; $910.9 million). As a result, any foreign currency gains and losses resulting from the euro-denominated debt discussed above is accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective. There was no ineffective portion of the net investment hedge as of December 31, 2008. The Company does not expect any of the loss on the net investment hedge residing in other comprehensive income at December 31, 2008 to be reclassified into earnings in 2009.

In December 2008, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on third-party sales denominated in a currency other than the functional currency of the legal entity. The instruments were designated as foreign exchange cash flow hedges and are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. For the year ended December 31, 2008, the Company reported after-tax gains of $0.2 million in accumulated other comprehensive income relating to the change in fair value of derivatives designated as foreign exchange cash flow hedges.  It is expected that cumulative gains of $0.2 million as of December 31, 2008 will be reclassified into earnings within the next twelve months.  There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transaction not occurring.  As of December 31, 2008, the maximum length of time over which the Company has hedged its exposure to movements in foreign exchange rates for forecasted transactions is twelve months.

As of December 31, 2008, $1,493.8 million of the debt outstanding was denominated in euros.

10. INCOME TAXES:

Income (loss) from continuing operations before income taxes and minority interest is as follows:

	Year Ended December 31,
($ in millions)	2008	2007	2006
United States	$(395.2)	$(44.6)	$(29.0)
Foreign	(346.9)	196.3	150.4
	$(742.1)	$151.7	$121.4

The provision (benefit) for taxes on income consisted of the following:

	Year Ended December 31,
($ in millions)	2008	2007	2006
Current income tax expense:
Federal	$(0.4)	$2.7	$—
State	1.6	6.6	3.0
Foreign	39.4	35.1	28.0
	40.6	44.4	31.0
Deferred income tax expense:
Federal	3.2	4.9	11.4
State	(0.1)	(1.3)	1.1
Foreign	(32.4)	25.4	23.9
	(29.3)	29.0	36.4
Allocation from discontinued operations:
Federal	(23.7)	(9.3)	(6.1)
State	—	(1.8)	—
	(23.7)	(11.1)	(6.1)
Allocation from other comprehensive income:
Federal	(11.5)	—	—
State	—	—	—
	(11.5)	—	—
Total (benefit) provision for taxes	$(23.9)	$62.3	$61.3

Amounts are reflected in the preceding table based on the location of the taxing authorities. Changes in enacted rates impact the tax provision in the year a rate change is enacted.

The income tax provision from continuing operations has been reduced by $35.2 million, $11.1 million and $6.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, through allocations from discontinued operations and other comprehensive income in accordance with the Company’s policy disclosed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” as the Company had both a loss in continuing operations and a net profit in other categories including discontinued operations and other comprehensive income in the United States.

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. The deferred tax assets and liabilities are determined by applying the enacted tax rate in the year in which the temporary difference is expected to reverse.

The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	December 31,
($ in millions)	2008	2007
Current deferred income tax assets:
Allowance for doubtful accounts	$1.8	$1.5
Restructuring	2.8	3.8
Derivative instruments	10.0	7.4
Other current reserves and accruals	5.7	7.2
Valuation allowance	(7.1)	(4.4)
Total current deferred income tax assets	13.2	15.5
Noncurrent deferred income tax assets:
Investment basis difference	57.1	57.7
Pension and postretirement benefits	37.3	30.9
Tax loss carryforwards and credits	43.9	51.0
Other noncurrent reserves and accruals	20.5	16.1
Foreign exchange on debt	54.3	61.7
Valuation allowance	(77.8)	(87.1)
Total noncurrent deferred income tax assets	135.3	130.3
Noncurrent deferred income tax liabilities:
Derivative instruments	0.6	(11.7)
Goodwill and other intangibles	(94.2)	(123.0)
Property, plant and equipment	(127.8)	(92.8)
Total noncurrent deferred income tax liabilities	(221.4)	(227.5)

Net deferred income tax liability	$(72.9)	$(81.7)

Reconciliations of the U.S. statutory income tax rate to the effective tax rate are as follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	(0.1)	1.5	2.2
Foreign/U.S. tax differential	(1.3)	1.2	(2.4)
Goodwill	(26.4)	0.3	1.2
(Decrease) increase in valuation allowance	(4.8)	7.1	16.4
Debt instruments	(3.5)	15.4	2.3
Allocation to discontinued operations	4.7	(7.3)	(5.0)
Minority interest	(0.1)	(1.9)	—
Foreign tax rate reductions	0.2	(7.3)	—
Other	(0.5)	(2.9)	0.8
Effective tax rate	3.2%	41.1%	50.5%

The effective income tax rate compared to the federal statutory rate was negatively impacted by non-deductible book goodwill impairments.

The Company’s U.S. operations are included in a consolidated federal income tax return. The amount of current and deferred tax expense is computed on a separate entity basis for each member of the group based on applying the principles of SFAS No. 109.

As of December 31, 2008, the Company has U.S. federal and foreign corporate tax loss carryforwards (excluding state and local amounts) of approximately $197.6 million, of which $43.5 million expire in years 2009 through 2028 and of which $154.1 million have no current expiration date. Included in the U.S. federal and foreign carryforwards are U.S. federal tax loss carryforwards of $24.1 million that expire in years through 2027, of which $1.2 million are subject to limitations. The Company also has state and local tax loss carryforwards of approximately $204.5 million expiring in years 2009 through 2028.

The worldwide valuation allowance decreased by $6.7 million to $84.9 million at December 31, 2008. Of this amount, $50.7 million was a charge to income tax expense, $16.3 million represents a decrease to other comprehensive income, $35.4 million was reversed primarily as a result of the reduction in U.S. deferred tax assets due to the sale of the pool and spa chemicals business and $2.8 million represents a decrease recorded to goodwill. The remainder related to foreign currency translation adjustments and other balance sheet items.

The valuation allowance as of December 31, 2008 and 2007 is attributable to deferred tax assets related to certain items, such as tax loss carryforwards in the United States, including certain states, and foreign countries for which it is more likely than not that the related tax benefits will not be realized. It is the Company’s policy that the valuation allowance is decreased or increased in the year management determines that it is more likely than not that the deferred tax assets will be realized.

A table reflecting the activity in the valuation allowance is as follows:

			Reductions		Other
	Balance at	Additions	Resulting from		Comprehensive	Balance at
	Beginning	Charged to	Discontinued	Additions	Income and	End
($ in millions)	of Period	Expense	Operations	Acquired	Other	of Period
Valuation allowance
For the year ended December 31, 2008	$91.6	$50.7	$(35.4)	$(2.8)	$(19.2)	$84.9
For the year ended December 31, 2007	62.1	2.6	(17.5)	1.6	42.8	91.6
For the year ended December 31, 2006	12.9	16.1	—	—	33.1	62.1

At December 31, 2008 and 2007, the Company had undistributed foreign earnings of $881.7 million and $840.4 million, respectively, which the Company intends to be permanently reinvested. The Company has determined that it is not practicable to compute a deferred tax liability for foreign withholding taxes or U.S. income taxes on these earnings. The foreign currency gains recorded in other comprehensive income related to intercompany debt and foreign currency translation have not been tax affected in accordance with the indefinite reversal criteria.

The Company records liabilities for potential assessments in various tax jurisdictions. The liabilities relate to tax return positions which, although supportable by the Company, may be challenged by the tax authorities. The Company adjusts these liabilities as a result of changes in tax legislation, interpretations of laws by Courts, rulings by tax authorities, changes in estimates and the closing of the statute of limitations. The Company’s effective tax rate in any given year includes the impact of any changes to these liabilities. Favorable resolution of an issue would generally be recognized as a reduction to the Company’s annual tax rate.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $42.0 million. In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities (other liabilities) unless expected to be paid within one year. Previously, accrued income tax liabilities were classified as current liabilities. As of December 31, 2008, the total amount of unrecognized tax benefits was $28.0 million. A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

($ in millions)	2008	2007
Unrecognized tax benefits at January 1	$39.1	$42.0
Increases in tax positions for prior years	9.4	15.5
Decreases in tax positions for prior years	(2.9)	(15.4)
Increases in tax positions for current year	3.8	10.5
Decreases due to settlements with taxing authorities	(2.6)	(14.2)
Lapse in statute of limitations	(0.1)	(0.7)
Foreign exchange	(0.5)	1.4
Unrecognized tax benefits at December 31, before reconciling item	46.2	39.1
Reconciling item: Offset against deferred tax assets	(18.2)	(14.5)
Unrecognized tax benefits at December 31	$28.0	$24.6

In accordance with both FIN 48 and the Company’s policy, where tax losses can be carried back or forward to offset liabilities for uncertain tax benefits, then deferred tax assets associated with such tax losses are netted against both liabilities for uncertain tax benefits arising in the same year as the assets, and also liabilities for uncertain tax benefits arising in different years. This policy results in an $18.2 million reduction in FIN 48 liabilities and deferred tax assets as of December 31, 2008.

Included in the balance of unrecognized tax benefits at December 31, 2008 are $27.6 million of tax benefits that, if recognized, would affect the effective tax rate and $0.4 million that, if recognized, would result in an adjustment to other tax accounts.

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company had accrued $4.3 million for interest and penalties as of December 31, 2007. During the year ended December 31, 2008, the accrual for interest and penalties was increased by $2.8 million to $7.1 million.

The Company is currently under audit in certain jurisdictions and during the next twelve months, it is reasonably possible that resolution of these audits could result in a benefit of up to $1.3 million or a cost of up to $26.1 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company’s tax filings in major jurisdictions are open to investigation by tax authorities; in the U.S. from 2000, in the U.K. from 2007 and in Germany from 2000.

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

11. OPERATING LEASE OBLIGATIONS:

The following is a schedule of minimum future rentals under the terms of noncancelable operating leases as of December 31, 2008:

($ in millions)
Years ended December 31:
2009	$17.3
2010	13.8
2011	9.7
2012	7.0
2013	4.7
Thereafter	11.5
Total	$64.0

Rent expense under all operating leases was $28.3 million, $24.7 million and $25.3 million for the years ended December 31, 2008, 2007, 2006, respectively. Rent escalations and other lease concessions are reflected on a straight-line basis over the minimum lease term. Minimum future rentals include the effect of any index or rate that was applicable at lease inception.

12. STOCK-BASED COMPENSATION:

Holdings has in place the 2008 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (the “Plan”). Under the Plan, Holdings may grant stock options, restricted stock and other stock-based awards to the Company’s employees and directors and allow employees and directors to purchase shares of its common stock. There are 10,000,000 authorized shares available for grant under the Plan. The aggregate compensation cost for stock options, restricted stock units and Board of Director stock grants recorded under the Plan, as discussed below, caused income from continuing operations before taxes and minority interest to decrease by $4.1 million, $3.9 million and less than $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Restricted Stock—Restricted stock of Holdings can be granted with or without payment of consideration with restrictions on the recipient’s right to transfer or sell the stock. In December 2007, Holdings awarded 167,951 performance restricted stock units to management and key employees, which will vest on December 31, 2010 as long as the employee continues to be employed by the Company on such date and based upon the achievement of certain performance targets as approved by the Compensation Committee. The number of shares of Holdings’ common stock ultimately awarded upon vesting is determined based on its achievement of specified performance criteria over the period January 1, 2008 - December 31, 2010.  The performance measures for these awards were set, and effectively granted, in February 2008 once the audit of the Company’s financial statements for 2007 was complete.

Certain employees have “company-wide performance targets,” for which vesting is based on the achievement of specified annualized Adjusted EBITDA and earnings per share growth levels, while others have “divisional performance targets” for which vesting is based on a particular division’s achievement of annualized Adjusted EBITDA growth. Holdings granted a “target amount” of performance restricted stock units, whereby if the specified performance target is met, shares of its common stock would be awarded upon vesting of these units. However, these awards provide the employee with the possibility of earning from 0% to 200% of the share targeted units granted based upon performance versus the target.

In December 2008, Holdings granted 320,867 time restricted stock units to management and key employees, which will vest on December 31, 2011 as long as the employee continues to be employed by the Company on such date.

The compensation cost related to restricted stock units of Holdings caused income from continuing operations before taxes and minority interest to decrease by $0.2 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively. The total tax benefit recognized related to restricted stock was $0.1 million and $0.2 million for the year ended December 31, 2008 and 2007, respectively. The weighted average grant date fair value of the restricted shares granted in 2008 and 2007 were $16.57 and $31.94, respectively, per stock unit. As of December 31, 2008, there was $5.4 million of unrecognized compensation cost related to restricted stock units determined in accordance with SFAS No. 123R, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

A summary of the status of the Company’s nonvested restricted stock granted pursuant to the Plan at December 31, 2008 and 2007 and changes during the year ended December 31, 2008 is presented below:

		Weighted Average
	Shares	Fair Value
	(‘000)
Nonvested at December 31, 2007	226	$31.89
Granted	489	16.57
Vested	(1)	20.70
Forfeited	(14)	32.03
Nonvested at December 31, 2008	700	$21.56

In December 2008, Holdings approved 606,256 performance restricted stock units to be awarded to management and key employees which will vest on December 31, 2011 as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets approved by the Compensation Committee. The number of shares of Holdings’ common stock ultimately awarded upon vesting is determined based on the achievement of specified performance criteria over the period January 1, 2009 - December 31, 2009. However, in accordance with SFAS No. 123R, the Company did not recognize any compensation cost in 2008 for this issuance because the performance measures that will form the basis for vesting of these restricted stock units were not known as of December 31, 2008. These performance measures will be set once Holdings’ 2009 performance targets are approved by the Compensation Committee, at which point compensation cost for these awards will be determined.

Stock Purchase—Eligible employees and directors can purchase shares of Holdings’ common stock at prices as determined by its board of directors. There were no stock purchases by eligible employees and directors in 2008 or 2007.

Board of Directors Stock Grant—Holdings granted 9,167 shares of its common stock to its independent directors during the year ended December 31, 2008. Compensation cost related to directors stock grant caused income from continuing operations before taxes and minority interest and net income to decrease by $0.3 million and $0.1 million for the years ended December 31, 2008 and 2007, respectively.

Board of Directors Stock Options—Stock options granted to Holdings’ directors under this Plan shall have an exercise price at least equal to the fair market value of Holdings’ common stock on the date of grant. Options available for grant under this Plan are time options which have a life of ten years from the date of grant and vest in three equal annual installments on each of the first three anniversaries of the grant date.  In the year ended December 31, 2008, Holdings granted 6,211 stock options to a new director under this Plan.

Stock Options—Stock options granted to employees under the Plan shall have an exercise price at least equal to the fair market value of Holdings’ common stock on the date of grant. Holdings has granted two types of options under the Plan (time and performance options).

•                  Time-Based Stock Options - Time options granted prior to 2004 have a life of ten years from the date of grant and vest as follows: 10% in year one, 10% in year two, 25% in year three, 25% in year four and 30% in year five. Time options granted in 2004 have a life of ten years from the date of grant and vest in installments of 20% on each of the first five anniversaries of the grant date. Time options granted in May 2007 have a life of seven years and vest in three equal annual installments on each of the first three anniversaries of December 31, 2006; time options granted in December 2007 have a life of seven years and vest in three equal annual installments on each of the first three anniversaries of December 31, 2007; and time options granted in December 2008 have a life of seven years and vest in three equal annual installments on each of the first three anniversaries of December 31, 2008. In 2008, Holdings granted 948,784 time-based stock options to management and key employees under the Plan.

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

The compensation cost related to stock options of Holdings caused income from continuing operations before taxes and minority interest to decrease by $3.6 million, $2.0 million and $0.1 million in the years ended December 31, 2008, 2007 and 2006, respectively. The total tax benefit recognized related to stock options was $0.4 million, $0.3 million and less than $0.1 million in the years ended December 31, 2008, 2007 and 2006, respectively. As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” the Company is recording compensation cost for the nonvested portion of awards issued after February 2005, which is the date Holdings first filed a registration statement with the SEC.

As of December 31, 2008, there was $9.1 million of unrecognized compensation cost related to nonvested stock options determined in accordance with SFAS No. 123R, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

The weighted-average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $4.26, $10.41 and $9.46, respectively. The fair value of stock options granted in the years ended December 31, 2008, 2007 and 2006 are estimated on the date of grant using the Black-Scholes option pricing model that used the assumptions noted in the following table:

	Year ended December 31,
	2008	2007	2006
Expected term (in years)	4.5	4.5	6.8
Expected volatility	54%	30%	30%
Risk-free rate	1.6%	4.2%	4.8%
Expected dividends	N/A	N/A	N/A

The expected term represents the period of time that options granted are expected to be outstanding based on the simplified method for determining expected term of an employee share option (in accordance with SAB No. 107 and 110). As Holdings became a public company in August 2005, there is not a long period of history of its share price. As a result, Holdings expected term was based on the simplified method.  The expected volatility for awards granted in December 2008 is based on historical share prices of Holdings since it became a public company.  For awards granted prior to December 2008, the expected volatility was based on the expected volatilities of comparable peer companies that are publicly traded as Holdings became a public company in August 2005 and did not have a long period of history of its share price.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividends are not applicable as Holdings currently does not pay and does not expect to pay a dividend on its shares.

In addition, SFAS No. 123R requires the recognition of expense only for awards that will eventually vest.  This requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures.  The Company’s forfeiture rates are based upon historical share-based equity award cancellations.

The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $3.6 million, $2.1 million and less than $0.1 million, respectively. Cash received from option exercises during 2008 was $2.4 million. The total tax benefit realized from options exercised in 2008 was $0.2 million. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $4.3 million, $3.4 million and $2.0 million, respectively.

During 2008, Holdings extended the exercise period of 193,165 fully vested share options held by four employees and accelerated the vesting of 55,857 share options held by six employees. As a result of the modifications, the Company recognized additional expense of $0.2 million for the year ended December 31, 2008.

A summary of the status of the Company’s options granted pursuant to the Plan at December 31, 2008 and 2007 and changes during the year ended December 31, 2008 is presented below:

		Weighted Average	Weighted Average Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(‘000)		(years)	($ in millions)
Outstanding at December 31, 2007	4,730	$18.50
Granted	955	9.38
Exercised	(157)	15.05
Forfeited	(300)	15.73
Outstanding at December 31, 2008	5,228	$17.10	5.05	$—

Options vested at December 31, 2008 and expected to vest in the future (a)	4,214	$18.77	4.62	$—

Options exercisable at December 31, 2008	3,095	$17.54	4.50	$—

(a)                The number of options expected to vest takes into account an estimate of expected forfeitures.

13. EMPLOYEE BENEFIT PLANS:

The Company maintains various defined benefit pension plans, which cover certain employees in the U.S., U.K., Germany, Finland and other countries. Two subsidiaries in the United States provide various retirees with postretirement benefits, principally health care benefits. In addition, the Company provides certain retired employees in Germany with postretirement benefits for private health insurance premiums.

Funding requirements and investment policies for the Company’s various defined benefit plans are governed by local statutes and fiduciary standards outlined below.

The following tables provide a reconciliation of the benefit obligations, plan assets and the funded status of the plans, along with the amounts recognized in the Consolidated Balance Sheets and the weighted average assumptions used. The Company uses a December 31 measurement date for all of its plans.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
($ in millions)	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$27.7	$28.2	$475.2	$483.3
Service cost	0.2	0.2	7.5	7.2
Interest cost	1.7	1.6	28.6	21.5
Plan participants’ contributions	—	—	0.5	0.7
Actuarial loss (gain)	1.1	(1.6)	(29.8)	(54.2)
Benefits paid	(1.1)	(0.7)	(28.0)	(20.9)
Acquisitions	—	—	170.6	—
Foreign exchange (gain) loss	—	—	(52.2)	36.9
Effect of curtailment/settlement	—	—	—	(2.1)
Other	0.2	—	(1.8)	2.8
Benefit obligation at end of year	$29.8	$27.7	$570.6	$475.2
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$26.7	$23.4	$130.6	$120.0
Actual return on assets	(7.7)	2.4	(42.6)	3.4
Employer contributions	1.1	1.6	5.3	7.0
Plan participants’ contributions	—	—	0.5	0.7
Benefits paid from fund	(1.1)	(0.7)	(8.6)	(4.1)
Acquisitions	—	—	157.3	—
Foreign exchange (loss) gain	—	—	(30.9)	3.6
Other	—	—	(1.9)	—
Fair value of plan assets at end of year	$19.0	$26.7	$209.7	$130.6

Funded status	$(10.8)	$(1.0)	$(360.9)	$(344.6)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$—	$—	$(13.6)	$(12.2)
Noncurrent liabilities (a)	(10.8)	(1.0)	(347.3)	(332.4)
Net amount recognized	$(10.8)	$(1.0)	$(360.9)	$(344.6)
Amounts recognized in accumulated other comprehensive income:
Net actuarial losses (gains)	$11.0	$(0.2)	$6.3	$(17.0)
Prior service cost	0.1	0.1	—	—
Accumulated other comprehensive loss (income)	$11.1	$(0.1)	$6.3	$(17.0)

Accumulated benefit obligation	$29.8	$27.5	$530.2	$443.7

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$29.8	$11.8	$503.7	$427.2
Fair value of plan assets	$19.0	$10.8	$178.9	$106.2

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.18%	6.26%	6.02%	5.53%
Rate of compensation increase	N/A	N/A	3.13%	3.33%

(a)                Balances include $10.7 million and $10.9 million as of December 31, 2008 and 2007, respectively, related to pension obligations for certain pension plans in Germany which are reported as “Other Liabilities” in the Consolidated Balance Sheets.

	U.S. Plans			Non-U.S. Plans
($ in millions)	2008	2007	2006	2008	2007	2006
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.26%	5.76%	5.69%	5.53%	4.62%	4.18%
Expected return on plan assets (a)	8.28%	8.28%	8.29%	6.00%	5.19%	4.83%
Rate of compensation increase	N/A	N/A	4.50%	3.31%	3.19%	2.67%
Components of net pension benefit costs:
Service cost	$0.2	$0.2	$0.9	$7.5	$7.2	$6.8
Interest cost	1.7	1.6	1.6	28.6	21.5	19.0
Expected return on assets	(2.2)	(2.0)	(1.7)	(10.9)	(6.5)	(5.4)
Net amortization of actuarial losses (gains)	—	0.1	0.1	(0.5)	(1.0)	0.6
Net periodic pension (benefit) cost	(0.3)	(0.1)	0.9	24.7	21.2	21.0
SFAS 88 settlement/curtailment	—	—	(0.4)	—	—	1.1
Total pension (benefit) cost	$(0.3)	$(0.1)	$0.5	$24.7	$21.2	$22.1

(a)     The expected return on plan assets reflects the asset mix of the underlying plan assets along with the expected returns within each asset category, based on the local market. See “Investment policies and strategies” below.

Pension plans have the following weighted-average asset allocations at December 31, 2008 and 2007:

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Equity securities	58%	59%	39%	47%
Debt securities	42%	41%	46%	37%
Real estate	0%	0%	1%	4%
Other, including cash and cash equivalents	0%	0%	14%	12%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($ in millions)	U.S. Plans	Non-U.S. Plans
2009	$1.1	$33.2
2010	1.2	33.7
2011	1.4	34.5
2012	1.5	36.2
2013	1.7	36.2
Years 2014 - 2018	10.3	186.7
Expected employer contributions (a):
2009	$2.8	$6.7

(a)      Expected employer contributions include only contributions to plan assets.

In 2009, the Company expects to recognize $0.8 million of previously unrecognized actuarial losses.

	Other Postretirement Benefits
($ in millions)	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$4.8	$4.9
Service cost	0.2	0.2
Interest cost	0.3	0.3
Actuarial gain	(0.2)	(0.4)
Benefits paid	(0.2)	(0.2)
Benefit obligation at end of year	$4.9	$4.8

Funded status	$(4.9)	$(4.8)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(0.3)	$(0.2)
Noncurrent liabilities	(4.6)	(4.6)
Net amount recognized	$(4.9)	$(4.8)
Amounts recognized in accumulated other comprehensive income:
Net actuarial gains	$(0.6)	$(0.4)
Prior service cost	(0.1)	(0.1)
Accumulated other comprehensive income	$(0.7)	$(0.5)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.37%	6.25%
Rate of compensation increase	N/A	N/A

($ in millions)	2008	2007	2006
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.25%	5.75%	5.52%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Components of other postretirement benefit costs:
Service cost	$0.2	$0.2	$0.2
Interest cost	0.3	0.3	0.3
Net amortization of prior experience gains	(0.1)	(0.1)	(0.1)
Total pension cost	$0.4	$0.4	$0.4

	2008	2007
Other Postretirement Benefit Plans
Assumed health care cost trend rates at December 31 (hourly plan/salaried plan):
Health care cost trend rate assumed for the following year	10.00% - 11.00%	10.00% - 12.00%
Ultimate trend rate (rate to which the cost trend rate is assumed to decline)	4.75% - 5.00%	4.75% - 5.00%
Year that the rate reaches the ultimate trend rate	2014	2014

($ in millions)	1% Decrease	1% Increase
2008 Healthcare cost trend rate sensitivity analysis:
Effect on annual total of service cost and interest cost	$—	$—
Effect on postretirement benefit obligation	(0.3)	0.4

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Other Post-
($ in millions)	retirement
2009	$0.2
2010	0.3
2011	0.3
2012	0.4
2013	0.4
Years 2014 - 2018	2.7
Expected employer contributions (a):
2009	$—

(a)     Expected employer contributions include only contributions to plan assets.

Plans with projected benefit obligations in excess of plan assets—The Company’s defined benefit plans all had projected benefit obligations in excess of plan assets.

Contributions—During the year ended December 31, 2008, the Company made contributions of approximately $6.4 million to its defined benefit pension trusts and an additional $19.6 million in benefit payments directly to plan participants. For 2009, the Company expects to make payments of approximately $9.5 million as contributions to pension trusts plus benefit payments directly to plan participants of approximately $18.4 million.

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

Plans in Finland, the U.K. and the U.S. represent over 85% of total plan assets. In these countries, the general investment objectives are to maximize the expected return on the plans’ assets without unduly prejudicing the security of the members’ accrued benefits and with sufficient liquidity to meet current plan cash flow requirements. As each plan is locally governed, asset allocations may vary between plans. Most plans do not have fixed targets but vary their investment allocations based on plan trustees’ consultation with professional investment advisors as to whether these allocations remain appropriate in light of relative investment performance and risk and/or actuarial changes related to plan participants. In 2008, the plans were targeted to investment allocations within certain ranges that approximate the following:

	U.S. Plans	Non-U.S. Plans
Equity securities	61%	47%
Debt securities	39%	38%
Other	0%	15%

Expected long-term rate of return on assets—The long-term rate of return on assets listed above is the average of expected returns developed for each plan weighted by each plan’s assets, as of January 1 of the year measured. Rates of return have been estimated based on various asset-appropriate price and yield indices, adjusted for projected inflation and long-term dividend growth.

Other Retirement Benefit Plans

Savings Plans—The Company sponsors various defined contribution plans for certain employees. Contributions under the plans are based on specified percentages of employee compensation. In aggregate, the Company’s contributions to these plans were $13.3 million, $10.6 million and $8.6 million in 2008, 2007 and 2006, respectively.

Multiemployer Plans—The Company participates in three multiemployer plans. Contributions under the plans are based on specified percentages of associate contributions. The Company’s contributions to the plans were $5.0 million, $4.8 million and $4.2 million and in 2008, 2007 and 2006, respectively.

14. RESTRUCTURING AND OTHER SEVERANCE COSTS:

The Company records restructuring liabilities that represent charges incurred in connection with consolidations and cessations of certain of its operations, including operations from acquisitions, as well as headcount reduction programs. These charges consist primarily of severance and facility closure costs, in some cases including asset write-offs and impairments. Severance charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, the Company calculates its best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

During the year ended December 31, 2008, the Company expensed $17.7 million of restructuring charges. In the Performance Additives segment, the Company recorded $7.6 million primarily related to a restructuring plan implemented in the Color Pigments and Services business in connection with the integration of the businesses acquired from Elementis plc, including the reorganization and relocation of the North American Finance and IT services, and the closure of three manufacturing facilities in 2008.  This included $3.5 million of asset write-offs, $3.1 million of severance costs, and $0.7 million of facility closure costs primarily related to this plan.  In the Specialty Chemicals, Advanced Ceramics and Specialty Compounds segments, $8.2 million, $0.8 million and $0.7 million, respectively, were recorded primarily for miscellaneous headcount reductions.  In the Corporate and other segment, facility closure costs of $0.4 million were recorded related to the restructuring of the wafer reclaim business. In addition, “restructuring and other severance costs” in the Consolidated Statements of Earnings included other severance-related costs of $17.6 million related to headcount reductions undertaken throughout the Company.

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

Selected information for the 2008 restructuring actions follows:

		Facility
	Severance	Closure	Relocation	Write-
($ in millions)	Costs	Costs	Costs	Downs	Total
2008
Liability balance, December 31, 2007	$—	$—	$—	$—	$—
Acquisitions (a)	5.6	—	—	—	5.6
Restructuring charge in 2008	11.8	0.9	0.3	3.5	16.5
Utilized	(4.9)	(0.9)	(0.1)	(3.5)	(9.4)
Foreign exchange and other	0.7	0.1	—	—	0.8
Liability balance, December 31, 2008	$13.2	$0.1	$0.2	$—	$13.5

(a)     Relates primarily to the Titanium Dioxide Pigments venture and other bolt-on acquisitions.

In connection with the 2008 restructuring actions, the Company expects additional facility closure costs of approximately $2.5 million to be incurred in 2009. The 2008 actions are expected to be completed by the end of 2009.

Selected information for the 2007 restructuring actions follows:

		Facility
	Severance	Closure	Relocation	Write-
($ in millions)	Costs	Costs	Costs	Downs	Total
2007
Liability balance, December 31, 2006	$—	$—	$—	$—	$—
Acquisitions (a)	4.7	—	0.3		5.0
Restructuring charge in 2007	4.5	1.6	0.3	0.4	6.8
Utilized	(3.1)	(1.3)	(0.3)	(0.4)	(5.1)
Liability balance, December 31, 2007	6.1	0.3	0.3	—	6.7
Restructuring charge in 2008	0.6	—	—	—	0.6
Utilized	(2.9)	(1.4)	—	—	(4.3)
Foreign exchange and other	(2.5)	2.6	(0.1)	—	—
Liability balance, December 31, 2008	$1.3	$1.5	$0.2	$—	$3.0

(a)     Relates primarily to the acquisition of the global color pigments business of Elementis plc.

These actions are expected to be completed during 2009.

Selected information for the 2006 restructuring actions follows:

		Facility
	Severance	Closure	Relocation
($ in millions)	Costs	Costs	Costs	Total
2006
Liability balance, December 31, 2005	$—	$—	$—	$—
Acquisitions (a)	3.5	0.7	0.7	4.9
Restructuring charge in 2006	2.9	0.9	—	3.8
Utilized	(1.2)	(0.9)	—	(2.1)
Foreign exchange and other	(0.8)	—	—	(0.8)
Liability balance, December 31, 2006	4.4	0.7	0.7	5.8
Restructuring charge in 2007	1.8	3.2	—	5.0
Utilized	(4.5)	(1.6)	—	(6.1)
Foreign exchange and other	(0.4)	1.8	(0.6)	0.8
Liability balance, December 31, 2007	1.3	4.1	0.1	5.5
Restructuring charge in 2008	—	0.7	—	0.7
Utilized	(1.6)	(1.5)	—	(3.1)
Foreign exchange and other	0.4	(1.0)	(0.1)	(0.7)
Liability balance, December 31, 2008	$0.1	$2.3	$—	$2.4

(a)     Consists of severance costs related to the consolidation in 2007 of several U.K. facilities resulting from an acquisition by the Specialty Compounds segment.

The severance and relocation costs related to the acquisition in the Specialty Compounds segment are expected to be completed during 2009. The facility closure costs from the 2006 restructuring actions primarily relate to the restructuring of the wafer reclaim business and the closure of two wafer reclaim facilities. The facility closure costs are expected to be completed when a facility lease expires in 2018.

Selected information for the 2005 restructuring actions follows:

		Facility
	Severance	Closure
($ in millions)	Costs	Costs	Total
2005
Liability balance, December 31, 2005	$1.5	$—	$1.5
Restructuring charge in 2006	—	0.9	0.9
Utilized	(0.9)	(1.3)	(2.2)
Foreign exchange and other	(0.4)	0.9	0.5
Liability balance, December 31, 2006	0.2	0.5	0.7
Utilized	—	(0.2)	(0.2)
Foreign exchange and other	—	(0.1)	(0.1)
Liability balance, December 31, 2007	0.2	0.2	0.4
Restructuring charge in 2008	—	(0.1)	(0.1)
Utilized	—	—	—
Foreign exchange and other	(0.2)	(0.1)	(0.3)
Liability balance, December 31, 2008	$—	$—	$—

Selected information for the 2004 restructuring actions follows:

		Facility
	Severance	Closure	Relocation
($ in millions)	Costs	Costs	Costs	Total
2004
Liability balance, December 31, 2005	$10.6	$0.9	$0.4	$11.9
Restructuring charge in 2006	—	0.2	—	0.2
Utilized	(4.8)	(1.0)	(0.1)	(5.9)
Foreign exchange and other	(4.2)	—	—	(4.2)
Liability balance, December 31, 2006	1.6	0.1	0.3	2.0
Restructuring charge in 2007	—	0.2	—	0.2
Utilized	(0.9)	(0.1)	—	(1.0)
Foreign exchange and other	0.1	—	0.1	0.2
Liability balance, December 31, 2007	0.8	0.2	0.4	1.4
Utilized	(0.2)	(0.1)	—	(0.3)
Foreign exchange and other	(0.6)	(0.1)	(0.4)	(1.1)
Liability balance, December 31, 2008	$—	$—	$—	$—

Restructuring reserves by segment are as follows:

	December 31,
($ in millions)	2008	2007
Specialty Chemicals	$8.1	$3.4
Performance Additives	2.3	4.6
Titanium Dioxide Pigments	1.4	—
Advanced Ceramics	4.5	0.8
Specialty Compounds	0.5	2.4
Corporate and other	2.1	2.8
	$18.9	$14.0

15. FAIR VALUE MEASUREMENTS:

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

effective for the Company as of January 1, 2008 and are disclosed below. However, the FASB has deferred the implementation of SFAS No. 157 by one year for non-financial assets and liabilities. Under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities  —  Including an Amendment of FASB Statement No. 115, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company has elected not to measure any additional instruments at fair value under SFAS No. 159.

As of December 31, 2008, the only assets and liabilities that the Company currently measures at fair value on a recurring basis are derivatives and marketable securities. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Level 3 – Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any financial assets or liabilities that are classified as Level 3 inputs as of December 31, 2008.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2008:

	As of	Fair Value Measurements
	December 31, 2008	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$395.8	$395.8	$—	$—
Interest rate swaps (b)	1.1	—	1.1	—
Total assets at fair value	$396.9	$395.8	$1.1	$—

Liabilities
Interest rate swaps (b)	$65.4	$—	$65.4	$—
Cross-currency interest rate swaps (c)	4.8	—	4.8	—
Cross-currency interest rate swaps - net
investment hedge (d)	16.4	—	16.4	—
Raw material purchase hedge (e)	—	—	—	—
Total liabilities at fair value	$86.6	$—	$86.6	$—

(a)     These primarily represent money market funds with an original maturity of three months or less.

(b)     In December 2008, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on third-party sales denominated in a currency other than the functional currency of the legal entity.  These instruments were designated as foreign exchange cash flow hedges and were effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. As a result, any foreign currency gains or losses related to changes in the fair value of these derivatives are accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective.

(c)     The Company has historically entered into interest rate swaps to manage its exposure to changes in interest rates related to variable rate debt. As of December 31, 2008, these contracts cover notional amounts of $610.0 million (at interest rates ranging from 4.864% to 5.038%) and €499.9 million (at interest rates ranging from 2.995% to 4.416%). These derivative contracts effectively convert a majority of the senior secured credit obligations and the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. These swaps will mature between November 2009 and July 2012. The Company has elected not to apply hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in the Consolidated Statements of Operations.

(d)     The Company entered into cross-currency interest rate swaps with current notional amounts of $19.3 million and €17.0 million that effectively convert U.S. dollar borrowings into euro-based obligations at an effective interest rate of EURIBOR plus 4%. These contracts have final maturity dates of July 2010. The Company has elected not to apply hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in the Consolidated Statements of Operations.

(e)     In connection with the offering of the 2014 Notes, the Company entered into a cross-currency interest rate swap in November 2004 with a notional amount of €155.6 million that effectively converts the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt. This swap has a final maturity date of November 2009. The Company designated this contract as a hedge of the foreign currency exposure of its net investment in its euro-denominated operations. As a result, any foreign currency gains and losses resulting from the translation of this euro-denominated debt is accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective.

The fair values of marketable securities are based on unadjusted quoted market prices from various financial information service providers and securities exchanges. The fair values of derivatives are based on quoted market prices from various banks for similar instruments.  The valuation of these instruments reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including forward curves.

Counter-party risk

The Company manages counter-party risk by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of December 31, 2008 based on market participant assumptions. In addition, based on the credit evaluation of each institution comprising its derivative assets as of December 31, 2008, the Company believes the carrying values of these assets as of December 31, 2008 to be fully realizable.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME:

Changes in accumulated other comprehensive income (loss) are as follows:

	Pension					Total
	related	Foreign	Intercompany	Net	Cash flow	accumulated
	adjustments,	currency	foreign currency	investment hedge,	hedges,	other comprehensive
($ in millions)	net of tax (a)	translation (b)	loans (b)	net of tax (c)	net of tax (d)	income (loss)
Balance at December 31, 2005	$(33.6)	$55.4	$2.5	$32.3	$(0.6)	$56.0
Period change	20.7	146.1	131.7	(107.1)	0.6	192.0
Effect of adoption of SFAS No. 158, net of tax	(11.3)	—	—	—	—	(11.3)
Balance at December 31, 2006	(24.2)	201.5	134.2	(74.8)	—	236.7
Period change	36.7	177.6	66.8	(108.3)	—	172.8
Foreign currency translation of entities sold, primarily Electronics business	—	(35.8)	—	—	—	(35.8)
Balance at December 31, 2007	12.5	343.3	201.0	(183.1)	—	373.7
Period change	(27.9)	(145.7)	(32.2)	38.9	0.2	(166.7)
Balance at December 31, 2008	$(15.4)	$197.6	$168.8	$(144.2)	$0.2	$207.0

(a)     The tax effect on the pension related adjustments is a benefit (expense) of $6.2 million, $(17.6) million and $(5.0) million for 2008, 2007 and 2006, respectively.

(b)     The foreign currency translation and intercompany loan adjustments are not adjusted for income taxes in accordance with the indefinite reversal criteria.

(c)     The tax effect on the net investment hedge is an (expense) benefit of $(2.0) million, $0.4 million and $6.7 million for 2008, 2007 and 2006, respectively.

(d)     The tax effect on the cash flow hedges is an expense of $0.3 million and $0.3 million for 2008 and 2006, respectively.

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

In April 2005, Hospira Incorporated filed suit in Mecklenburg County, North Carolina Superior Court against one of the Company’s wholly-owned subsidiaries in its Specialty Compounds segment alleging claims for negligence, negligent misrepresentation, estoppel, fraud, third party beneficiary breach of contract and unfair trade practices as a result of the subsidiary providing PVC compound to its customer. Hospira is seeking damages of approximately $16.0 million for costs allegedly related to its recall and destruction of intravenous administration kits that incorporated components made with this compound, and further seeks treble damages of approximately $48.0 million, plus attorneys’ fees and interest, under the North Carolina unfair trade practice statute. The Court dismissed Hospira’s negligence and estoppel claims, but initially denied the subsidiary’s motion to dismiss the other claims. Following discovery, the Company’s subsidiary filed a motion for summary judgment to dismiss the remaining claims and, on November 9, 2007, the trial court granted the Company’s motion for summary judgment and dismissed all of the plaintiff’s claims. The plaintiff appealed this decision and, in early 2009, the appellate court affirmed on all counts with the exception of the negligence claim, which it reversed and remanded to the trial court. The Company will continue to vigorously defend this matter.  While the Company believes its subsidiary has meritorious defenses against Hospira’s claims and does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation and resolution of this claim may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

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

Reserves in connection with product liability matters do not individually exceed $3.0 million and in the aggregate $8.0 million as of December 31, 2008. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

SHE Capital Expenditures

The Company may incur future costs for capital improvements and general compliance under SHE laws. For the year ended December 31, 2008, the capital expenditures for SHE matters totaled $28.1 million, excluding costs to maintain and repair pollution control equipment. For 2009, the Company estimates capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in existing and new SHE laws, the Company cannot provide assurance that its recent expenditures will be indicative of future amounts required to comply with these laws.

Regulatory Developments

On June 1, 2007, the Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation became effective in the EU. REACH requires manufacturers and importers of certain chemicals to register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. Covered substances were pre-registered by December 31, 2008. REACH is expected to be implemented in three phases over the next eleven years based on known product hazards and/or volume of product in commerce. Under REACH, where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. As a specialty chemicals company, it is possible that the Company is the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of the Company’s products. The Company estimates it has approximately 350 products that are subject to REACH. The Company is taking steps to comply with REACH, which included the pre-registration of its products. The Company does not believe these costs will have a material impact on its results of operations, financial position or liquidity. In addition, it is possible that REACH may affect raw material supply, customer demand for certain products and the Company’s decision to continue to manufacture and sell certain products.

In addition, the Company is subject to the Homeland Security Agency’s regulations, which address chemical plant safety, the Kyoto Protocol, which relates to the emission of greenhouse gases and the European Union Integrated Pollution Prevention and Control Directive, which relates to environmental permitting programs for individual facilities.  The Company does not believe, based upon currently available information, that these regulations will have a material adverse impact on its results of operations, financial position or liquidity.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination for which the Company has reserved for at December 31, 2008:

Country	Location	(a)	(b)	(c)	(d)	(e)
Brazil	Diadema			X
China	Shenzhen			X
Finland	Kipsikorpi				X
	Pori				X
France	Sens			X
Germany	Duisburg	X			X
	Hainhausen	X
	Ibbenbueren				X
	Marktredwitz		X
	Plochingen		X
	Stadeln	X	X
	Troisdorf	X	X	X
Italy	Turin			X
The Netherlands	Oss	X
United Kingdom	Barrow-in Furness	X
	Birtley			X
	Kidsgrove			X
United States	Beltsville, MD	X		X
	East St. Louis, IL			X
	Easton, PA	X
	Gonzales, TX				X
	Harrisburg, NC	X		X
	La Mirada, CA			X
	Laurens, SC		X
	Middletown, NY (formerly owned)			X		X
	New Johnsonville, TN		X	X
	Silver Peak, NV	X			X
	Sunbright, VA (facility closed)	X				X
	Valdosta, GA	X

(a)	The Company is currently operating groundwater monitoring and/or remediation systems at these locations.

(b)	The Company is currently operating groundwater monitoring and/or remediation systems at these locations for which prior owners or insurers have assumed responsibility.

(c)	The Company is currently conducting investigations into additional possible soil and/or groundwater contamination at these locations.

(d)	The Company has land restoration obligations relating to landfill activities or surface mining at these locations.

(e)	The Company is responsible for liabilities related to environmental matters at these closed facilities.

The Company is also responsible for environmental matters at some of its former off-site disposal locations owned by third parties. These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at the following Superfund locations: Casmalia, CA; Laurel, MD; Niagara Falls, NY; South Gate, CA; and Whittier, CA and has reserves for these matters totaling $0.3 million at December 31, 2008. In addition, the German environmental authorities recently notified the Company, along with a few other potentially responsible parties, of a potential remediation at a former site in Liebenau, Germany. The Company is currently in the process of gathering additional information regarding the site and cannot predict the potential scope of any such remediation.

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

Government Enforcement Proceedings and Civil Litigation

During the course of the Company’s business, the Company may receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable SHE laws. Currently, the Company is a party to a consent order with the Metropolitan Sewer District (“MSD”) in St. Louis, Missouri to reduce ammonia concentrations in wastewater discharge to a city treatment plant. MSD’s new National Pollution Discharge Elimination System (“NPDES”) permit required the Company to reduce the facility’s ammonia discharge by December 31, 2008. The Company has spent $2.2 million as of December 31, 2008 and expects to spend $2.4 million in total capital expenditures in connection with this matter.

During 2008, the Company’s Timber Treatment Chemicals subsidiary was cited by the U.S. EPA for failure to report hazardous material production quantities under the Toxic Substances Control Act - 2005 Inventory Update Rule.  The business has provided the required information; however, the business expects to pay a fine as a result of this violation. The Company does not believe, based upon currently available information, that this issue will have a material adverse impact on its results of operations, financial position or liquidity.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $55.1 million and $40.7 million for known environmental liabilities as of December 31, 2008 and 2007, respectively, all of which were classified as other non-current liabilities in the Consolidated Balance Sheets.  The increase in the environmental reserve is primarily due to environmental liabilities assumed from the Titanium Dioxide Pigments venture that was completed in September 2008. The environmental liabilities assumed are subject to change upon the finalization of purchase accounting. Included in the $55.1 million as of December 31, 2008 is $21.4 million that is discounted using discount rates ranging from 5.0% to 7.5%, with the undiscounted amount of these reserves equaling $30.9 million. Included in the $40.7 million as of December 31, 2007 is $15.8 million that is discounted using discount rates ranging from 5.0% to 7.0%, with the undiscounted amount of these reserves equaling $22.5 million. In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. The Company estimates that the potential range for such environmental matters as of December 31, 2008 is from $55.1 million to $96.6 million. For the year ended December 31, 2008, the Company recorded charges of $2.9 million to increase its environmental liabilities and made payments of $2.4 million for clean-up and remediation costs, which reduced its environmental liabilities. For the year ended December 31, 2008, the recurring cost of managing hazardous substances for ongoing operations is $52.7 million.

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

Commitments

As of December 31, 2008, the Company has unconditional purchase obligations of $498.2 million primarily consisting of take-or-pay contracts to purchase goods and energy that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

These purchase obligations are expected to be incurred as follows: $227.2 million in less than one year, $153.4 million in two-three years, $33.7 million in four-five years and $83.9 million after five years. The Company has disclosed its contractual obligations as of December 31, 2008 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” section.

18. CONSOLIDATING FINANCIAL INFORMATION:

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

The Company has determined certain cash balances of the parent company and the guarantor and non-guarantor subsidiaries which were presented as cash and cash equivalents at December 31, 2007, are more appropriately presented as intergroup payables or receivables and has changed that presentation on its December 31, 2008 consolidating balance sheet. The change in parent, guarantor and non-guarantor cash and intergroup balances had a corresponding impact on cash flows from financing activities in the consolidating statements of cash flows for the year ended December 31, 2008.  Had the December 31, 2007 consolidating balance sheet been presented in the same manner as at December 31, 2008, cash and cash equivalents would have been $110.2 million for the parent company, $194.9 million for the guarantor subsidiaries and $41.8 million for the non-guarantor subsidiaries. Intergroup receivables would have been $1,967.0 million for the parent company and $4,243.3 million for the non-guarantor subsidiaries, while intergroup payables would have been $1,730.1 million for the guarantor subsidiaries. As all intergroup balances and the classification of intergroup transactions in the statement of cash flows are eliminated upon consolidation, there would have been no impact on the consolidated balance sheets or statements of cash flows for the prior years presented.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$761.3	$2,618.8	$3,380.1
Cost of products sold	—	572.3	1,793.5	2,365.8
Gross profit	—	189.0	825.3	1,014.3
Selling, general and administrative expenses	0.6	159.3	501.4	661.3
Impairment charges	—	288.8	520.7	809.5
Restructuring and other severance costs	—	4.3	31.0	35.3
Loss (gain) on sale of assets	—	0.3	(2.7)	(2.4)
Operating (loss) income	(0.6)	(263.7)	(225.1)	(489.4)
Other income (expenses):
Intergroup interest, net	109.4	(39.8)	(69.6)	—
Interest expense	(189.7)	(1.6)	(39.8)	(231.1)
Interest income	9.8	(3.6)	(0.2)	6.0
Intergroup other, net	91.5	(79.0)	(12.5)	—
Gain on early extinguishment of debt	4.0	—	—	4.0
Foreign exchange loss, net	(15.0)	(0.5)	(16.8)	(32.3)
Other, net	(0.7)	0.9	0.5	0.7
Other income (expenses), net	9.3	(123.6)	(138.4)	(252.7)
Income (loss) from continuing operations before taxes and minority interest	8.7	(387.3)	(363.5)	(742.1)
Income tax (benefit) provision	(1.1)	(31.4)	8.6	(23.9)
Income (loss) from continuing operations before minority interest	9.8	(355.9)	(372.1)	(718.2)
Minority interest in continuing operations	—	—	83.6	83.6
Net income (loss) from continuing operations	9.8	(355.9)	(288.5)	(634.6)
Income from discontinued operations, net of tax	1.5	1.8	—	3.3
Gain on sale of discontinued operations, net of tax	27.0	4.9	2.4	34.3
Net income (loss)	$38.3	$(349.2)	$(286.1)	$(597.0)

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$686.6	$2,378.6	$3,065.2
Cost of products sold	—	499.4	1,589.7	2,089.1
Gross profit	—	187.2	788.9	976.1
Selling, general and administrative expenses	0.2	149.5	447.9	597.6
Restructuring and other severance costs	—	2.9	9.1	12.0
Loss (gain) on sale of assets	0.1	(4.0)	(0.8)	(4.7)
Operating (loss) income	(0.3)	38.8	332.7	371.2
Other expenses, net:
Intergroup interest, net	87.5	(29.7)	(57.8)	—
Interest expense	(189.2)	(2.2)	(27.9)	(219.3)
Interest income	23.1	(5.1)	(6.5)	11.5
Intergroup other, net	45.3	4.9	(50.2)	—
Loss on early extinguishment of debt	(15.6)	(2.5)	(0.5)	(18.6)
Refinancing expenses	(0.9)	—	—	(0.9)
Foreign exchange gain (loss), net	19.2	—	(11.4)	7.8
Other, net	0.9	(0.3)	(0.6)	—
Other expenses, net	(29.7)	(34.9)	(154.9)	(219.5)
(Loss) income from continuing operations before taxes and minority interest	(30.0)	3.9	177.8	151.7
Income tax (benefit) provision	(0.4)	1.6	61.1	62.3
(Loss) income from continuing operations before minority interest	(29.6)	2.3	116.7	89.4
Minority interest in continuing operations	—	—	(7.9)	(7.9)
Net (loss) income from continuing operations	(29.6)	2.3	108.8	81.5
Income from discontinued operations, net of tax	—	13.3	12.0	25.3
Gain (loss) on sale of discontinued operations, net of tax	95.4	(29.0)	114.2	180.6
Minority interest in discontinued operations	—	—	(0.1)	(0.1)
Net income (loss)	$65.8	$(13.4)	$234.9	$287.3

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$840.1	$1,874.6	$2,714.7
Cost of products sold	—	629.2	1,229.8	1,859.0
Gross profit	—	210.9	644.8	855.7
Selling, general and administrative expenses	0.2	158.0	382.2	540.4
Impairment charges	—	—	2.2	2.2
Restructuring and other severance costs	—	0.4	4.5	4.9
Loss (gain) on sale of assets	—	1.6	(1.9)	(0.3)
Operating (loss) income	(0.2)	50.9	257.8	308.5
Other income (expenses):
Intergroup interest, net	113.0	(26.9)	(86.1)	—
Interest expense	(170.7)	(4.3)	(24.9)	(199.9)
Interest income	9.7	(5.8)	(1.5)	2.4
Intergroup other, net	58.0	(60.1)	2.1	—
Foreign exchange gain, net	1.9	0.3	6.4	8.6
Other, net	—	—	1.8	1.8
Other income (expenses), net	11.9	(96.8)	(102.2)	(187.1)
Income (loss) from continuing operations before taxes	11.7	(45.9)	155.6	121.4
Income tax provision (benefit)	20.9	(12.0)	52.4	61.3
Net (loss) income from continuing operations	(9.2)	(33.9)	103.2	60.1
Income from discontinued operations, net of tax	—	10.3	37.8	48.1
Minority interest in discontinued operations	—	—	(5.2)	(5.2)
Net (loss) income	$(9.2)	$(23.6)	$135.8	$103.0

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$272.7	$11.5	$184.5	$—	$468.7
Accounts receivable, net	—	91.6	373.0	—	464.6
Inventories	—	154.0	487.0	—	641.0
Deferred income taxes	3.2	11.9	7.1	—	22.2
Prepaid expenses and other current assets	1.4	13.3	51.2	—	65.9
Total current assets	277.3	282.3	1,102.8	—	1,662.4
Property, plant and equipment, net	—	290.2	1,462.0	—	1,752.2
Investment in subsidiary	1,423.2	90.7	—	(1,513.9)	—
Goodwill	—	18.2	899.6	—	917.8
Intergroup receivable	1,877.0	701.2	3,501.3	(6,079.5)	—
Other intangible assets, net	—	116.2	638.6	—	754.8
Deferred debt issuance costs, net	1.7	3.1	34.3	—	39.1
Deferred income taxes	—	—	11.6	—	11.6
Other assets	—	1.5	38.0	—	39.5
Total assets	$3,579.2	$1,503.4	$7,688.2	$(7,593.4)	$5,177.4
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$—	$48.6	$212.2	$—	$260.8
Income taxes payable	(0.6)	(1.7)	6.4	—	4.1
Accrued compensation	—	19.0	73.6	—	92.6
Restructuring liability	—	1.9	17.0	—	18.9
Accrued expenses and other current liabilities	40.2	51.4	123.9	—	215.5
Deferred income taxes	—	—	9.0	—	9.0
Long-term debt, current portion	24.4	—	66.5	—	90.9
Total current liabilities	64.0	119.2	508.6	—	691.8
Long-term debt	2,191.4	—	528.9	—	2,720.3
Pension and related liabilities	—	15.4	336.6	—	352.0
Intergroup payable	78.8	1,619.1	4,381.6	(6,079.5)	—
Deferred income taxes	1.5	3.6	92.6	—	97.7
Other liabilities	68.9	29.6	91.3	—	189.8
Total liabilities	2,404.6	1,786.9	5,939.6	(6,079.5)	4,051.6
Minority interest	—	—	315.4	—	315.4
Stockholder’s equity:
Common stock	—	190.6	164.7	(355.3)	—
Paid-in capital	1,044.0	104.2	1,054.4	(1,158.6)	1,044.0
Accumulated other comprehensive income	19.4	(6.6)	194.2	—	207.0
Retained earnings (deficit)	111.2	(571.7)	19.9	—	(440.6)
Total stockholder’s equity	1,174.6	(283.5)	1,433.2	(1,513.9)	810.4
Total liabilities and stockholder’s equity	$3,579.2	$1,503.4	$7,688.2	$(7,593.4)	$5,177.4

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$370.7	$(84.3)	$60.5	$—	$346.9
Accounts receivable, net	—	89.4	370.9	—	460.3
Inventories	—	129.7	397.2	—	526.9
Deferred income taxes	2.5	14.0	6.2	—	22.7
Prepaid expenses and other current assets	6.5	10.8	52.4	—	69.7
Assets of discontinued operations	—	75.1	—	—	75.1
Total current assets	379.7	234.7	887.2	—	1,501.6
Property, plant and equipment, net	—	237.5	1,271.0	—	1,508.5
Investment in subsidiary	1,433.5	94.6	—	(1,528.1)	—
Goodwill	—	335.2	1,394.8	—	1,730.0
Intergroup receivable	1,706.5	712.9	4,224.6	(6,644.0)	—
Other intangible assets, net	—	81.1	594.8	—	675.9
Deferred debt issuance costs, net	2.2	4.1	34.8	—	41.1
Deferred income taxes	—	—	15.5	—	15.5
Other assets	—	5.0	34.2	—	39.2
Total assets	$3,521.9	$1,705.1	$8,456.9	$(8,172.1)	$5,511.8
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$—	$65.0	$220.5	$—	$285.5
Income taxes payable	0.4	0.2	8.9	—	9.5
Accrued compensation	—	19.1	62.4	—	81.5
Restructuring liability	—	3.0	11.0	—	14.0
Accrued expenses and other current liabilities	24.4	46.1	100.8	—	171.3
Deferred income taxes	—	—	7.2	—	7.2
Long-term debt, current portion	25.0	—	82.4	—	107.4
Liabilities of discontinued operations	0.7	16.3	—	—	17.0
Total current liabilities	50.5	149.7	493.2	—	693.4
Long-term debt	2,272.2	—	201.8	—	2,474.0
Pension and related liabilities	—	5.5	322.0	—	327.5
Intergroup payable	—	1,450.9	5,193.1	(6,644.0)	—
Deferred income taxes	14.1	0.2	98.4	—	112.7
Other liabilities	55.6	31.9	76.1	—	163.6
Total liabilities	2,392.4	1,638.2	6,384.6	(6,644.0)	3,771.2
Minority interest	—	—	175.3	—	175.3
Stockholder’s equity:
Common stock	—	190.6	164.7	(355.3)	—
Paid-in capital	1,035.2	102.2	1,070.6	(1,172.8)	1,035.2
Accumulated other comprehensive income	17.3	0.4	356.0	—	373.7
Retained earnings (deficit)	77.0	(226.3)	305.7	—	156.4
Total stockholder’s equity	1,129.5	66.9	1,897.0	(1,528.1)	1,565.3
Total liabilities and stockholder’s equity	$3,521.9	$1,705.1	$8,456.9	$(8,172.1)	$5,511.8

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2008

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38.3	$(349.2)	$(286.1)	$(597.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(1.5)	(1.8)	—	(3.3)
Gain on sale of discontinued operations	(27.0)	(4.9)	(2.4)	(34.3)
Depreciation and amortization	—	48.1	210.8	258.9
Deferred financing costs amortization	0.4	1.0	8.2	9.6
Gain on early extinguishment of debt	(4.0)	—	—	(4.0)
Foreign exchange loss	15.0	0.5	16.8	32.3
Fair value adjustment of derivatives	46.4	—	5.1	51.5
Bad debt provision	—	0.5	2.9	3.4
Acquired in-process research and development	—	—	2.9	2.9
Stock-based compensation	—	2.2	1.9	4.1
Deferred income taxes	(24.3)	(9.5)	(30.7)	(64.5)
Impairment charges	—	288.8	520.7	809.5
Loss (gain) on sale of assets and other	0.1	0.9	(0.3)	0.7
Minority interest in continuing operations	—	—	(83.6)	(83.6)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	1.6	35.2	36.8
Inventories	—	(21.5)	(45.3)	(66.8)
Prepaid expenses and other assets	2.4	1.1	7.0	10.5
Accounts payable	—	(18.0)	(34.1)	(52.1)
Income taxes payable	21.3	(22.6)	(0.1)	(1.4)
Accrued expenses and other liabilities	(11.0)	(3.3)	(9.0)	(23.3)
Intercompany operating activities, net	31.7	(24.4)	(7.3)	—
Net cash provided by (used in) operating activities of continuing
operations	87.8	(110.5)	312.6	289.9
Net cash provided by operating activities of discontinued operations	—	12.0	—	12.0
Net cash provided by (used in) operating activities	87.8	(98.5)	312.6	301.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	(0.2)	(103.5)	(123.0)	(226.7)
Acquisitions, related intercompany	(102.1)	102.1	—	—
Post closing purchase price consideration	—	—	29.8	29.8
Post closing purchase price consideration, related intercompany	10.0	—	(10.0)	—
Capital expenditures, excluding capital leases	—	(33.8)	(190.2)	(224.0)
Proceeds on sale of assets	0.1	2.3	6.7	9.1
Net cash used in investing activities of continuing operations	(92.2)	(32.9)	(286.7)	(411.8)
Net cash provided by investing activities of discontinued operations, including sale proceeds of $122.0	—	116.3	—	116.3
Net cash (used in) provided by investing activities	(92.2)	83.4	(286.7)	(295.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Titanium Dioxide Pigments venture financing	—	—	362.5	362.5
Payment of assumed debt to Titanium Dioxide Pigments venture minority shareholder	—	—	(141.4)	(141.4)
Repayment of 2014 Notes	(10.2)	—	—	(10.2)
Repayment of senior secured credit facilities	(25.6)	—	(43.1)	(68.7)
Payments on other long-term debt	—	(0.4)	(30.5)	(30.9)
Equity contributions	0.2	—	—	0.2
Deferred financing costs	—	—	(5.0)	(5.0)
Distribution to minority shareholder	—	—	(3.9)	(3.9)
Intercompany financing related activity	(59.7)	111.4	(51.7)	—
Net cash (used in) provided by financing activities of continuing operations	(95.3)	111.0	86.9	102.6
Net cash used in financing activities of discontinued operations	—	—	—	—
Net cash (used in) provided by financing activities	(95.3)	111.0	86.9	102.6
Effect of exchange rate changes on cash and cash equivalents	1.7	(0.1)	11.2	12.8
Net (decrease) increase in cash and cash equivalents	(98.0)	95.8	124.0	121.8
Less increase in cash and cash equivalents from discontinued operations, net (a)	—	—	—	—
(Decrease) increase in cash and cash equivalents from continuing operations	(98.0)	95.8	124.0	121.8
Cash and cash equivalents of continuing operations, beginning of period	370.7	(84.3)	60.5	346.9
Cash and cash equivalents of continuing operations, end of period	$272.7	$11.5	$184.5	$468.7

(a) Excludes net sale proceeds of $122.0 and intercompany transfers of $6.3.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2007

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$65.8	$(13.4)	$234.9	$287.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(13.3)	(12.0)	(25.3)
(Gain) loss on sale of discontinued operations	(95.4)	29.0	(114.2)	(180.6)
Minority interest in discontinued operations	—	—	0.1	0.1
Depreciation and amortization	—	36.3	175.4	211.7
Deferred financing costs amortization	0.5	1.3	7.4	9.2
Loss on early extinguishment of debt (including $4.1 million of noncash write-offs on deferred financing costs)	15.5	2.5	0.6	18.6
Foreign exchange (gain) loss	(19.2)	—	11.4	(7.8)
Fair value adjustment of derivatives	28.9	—	3.3	32.2
Bad debt provision	—	(0.8)	(0.5)	(1.3)
Stock-based compensation	—	2.6	1.3	3.9
Deferred income taxes	20.7	(17.4)	25.7	29.0
Loss (gain) on sale of assets and other	0.1	(4.0)	(0.8)	(4.7)
Minority interest in continuing operations	—	—	7.9	7.9
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	14.6	(7.5)	7.1
Inventories	—	(9.5)	(25.0)	(34.5)
Prepaid expenses and other assets	0.1	(1.0)	(17.6)	(18.5)
Accounts payable	—	6.7	(5.1)	1.6
Income taxes payable	11.0	(19.4)	2.0	(6.4)
Accrued expenses and other liabilities	(5.0)	9.7	(3.9)	0.8
Intercompany operating activities, net	(23.1)	12.4	10.7	—
Net cash (used in) provided by operating activities of continuing operations	(0.1)	36.3	294.1	330.3
Net cash provided by operating activities of discontinued operations	3.4	18.9	16.0	38.3
Net cash provided by operating activities	3.3	55.2	310.1	368.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	(0.4)	(164.9)	(74.8)	(240.1)
Acquisitions, related intercompany	(235.1)	154.3	80.8	—
Capital expenditures, excluding capital leases	—	(25.1)	(168.1)	(193.2)
Proceeds from formation of Viance joint venture, net	—	51.5	21.5	73.0
Proceeds on sale of assets	(0.1)	6.8	7.5	14.2
Net cash (used in) provided by investing activities of continuing operations	(235.6)	22.6	(133.1)	(346.1)
Net cash provided by investing activities of discontinued operations, including sale proceeds of $731.7	165.1	65.5	493.1	723.7
Net cash (used in) provided by investing activities	(70.5)	88.1	360.0	377.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2011 Notes	(273.4)	—	—	(273.4)
Repayment of senior secured credit facilities	(23.0)	—	(34.1)	(57.1)
Repayment of senior secured credit facilities revolver	(37.0)	—	—	(37.0)
Payments on other long-term debt	—	—	(24.1)	(24.1)
Payments related to early extinguishment of debt	(14.5)	—	—	(14.5)
Distribution to minority shareholder	—	—	(7.2)	(7.2)
Intercompany financing related activity	269.8	(58.9)	(210.9)	—
Net cash used in financing activities of continuing operations	(78.1)	(58.9)	(276.3)	(413.3)
Net cash provided by (used in) financing activities of discontinued operations	49.7	—	(49.7)	—
Net cash used in financing activities	(28.4)	(58.9)	(326.0)	(413.3)
Effect of exchange rate changes on cash and cash equivalents	2.6	0.3	(13.2)	(10.3)
Net (decrease) increase in cash and cash equivalents	(93.0)	84.7	330.9	322.6
Less increase in cash and cash equivalents from discontinued operations, net (a)	—	—	(1.6)	(1.6)
(Decrease) increase in cash and cash equivalents from continuing operations	(93.0)	84.7	329.3	321.0
Cash and cash equivalents of continuing operations, beginning of period	463.7	(169.0)	(268.8)	25.9
Cash and cash equivalents of continuing operations, end of period	$370.7	$(84.3)	$60.5	$346.9

(a) Excludes net sale proceeds of $731.7 and intercompany transfers of $28.7.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2006

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9.2)	$(23.6)	$135.8	$103.0
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	—	(10.3)	(37.8)	(48.1)
Minority interest in discontinued operations	—	—	5.2	5.2
Depreciation and amortization	—	32.0	142.4	174.4
Deferred financing costs amortization	0.6	1.8	7.1	9.5
Foreign exchange gain	(1.9)	—	(6.7)	(8.6)
Fair value adjustment of derivatives	(6.1)	—	(1.1)	(7.2)
Bad debt provision	—	0.4	(0.5)	(0.1)
Deferred income taxes	12.2	(0.2)	24.4	36.4
Impairment charges	—	—	2.2	2.2
Gain on sale of assets and other	—	1.7	(1.9)	(0.2)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	4.7	(26.8)	(22.1)
Inventories	—	2.1	(28.4)	(26.3)
Prepaid expenses and other assets	(2.1)	4.7	20.5	23.1
Accounts payable	—	(8.2)	18.3	10.1
Income taxes payable	8.7	(13.6)	0.1	(4.8)
Accrued expenses and other liabilities	11.5	7.8	(17.2)	2.1
Intercompany operating activities, net	61.7	(61.0)	(0.7)	—
Net cash provided by (used in) operating activities of continuing operations	75.4	(61.7)	234.9	248.6
Net cash provided by operating activities of discontinued operations	4.9	9.6	41.9	56.4
Net cash provided by (used in) operating activities	80.3	(52.1)	276.8	305.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transfer fees paid, net of cash acquired	—	—	(45.7)	(45.7)
Acquisitions, related intercompany	12.6	(12.6)	—	—
Capital expenditures, excluding capital leases	—	(32.2)	(132.9)	(165.1)
Proceeds from sale of assets	—	0.2	4.1	4.3
Net cash provided by (used in) investing activities of continuing operations	12.6	(44.6)	(174.5)	(206.5)
Net cash used in investing activities of discontinued operations	—	(1.7)	(40.6)	(42.3)
Net cash provided by (used in) investing activities	12.6	(46.3)	(215.1)	(248.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	(31.6)	—	31.6	—
Proceeds from senior secured credit facilities	81.0	—	158.1	239.1
Repayment of senior secured credit facilities	(93.7)	—	(181.9)	(275.6)
Payments on other long-term debt	—	—	(20.1)	(20.1)
Intercompany dividends and other	12.4	(12.4)	—	—
Intercompany debt related	288.7	(28.7)	(260.0)	—
Net cash provided by (used in) financing activities of continuing operations	256.8	(41.1)	(272.3)	(56.6)
Net cash provided by (used in) financing activities of discontinued operations	3.0	(1.9)	(47.3)	(46.2)
Net cash provided by (used in) financing activities	259.8	(43.0)	(319.6)	(102.8)
Effect of exchange rate changes on cash and cash equivalents	1.6	—	(15.4)	(13.8)
Net increase (decrease) in cash and cash equivalents	354.3	(141.4)	(273.3)	(60.4)
Less increase in cash and cash equivalents from discontinued operations, net (a)	—	—	(10.1)	(10.1)
Increase (decrease) in cash and cash equivalents from continuing operations	354.3	(141.4)	(283.4)	(70.5)
Cash and cash equivalents of continuing operations, beginning of period	109.4	(27.6)	14.6	96.4
Cash and cash equivalents of continuing operations, end of period	$463.7	$(169.0)	$(268.8)	$25.9

(a) Excludes intercompany transfers of $(42.2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and concluded that our disclosure controls and procedures are effective. In connection with this evaluation, our management did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2008.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm, Deloitte & Touche LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

/s/ SEIFI GHASEMI
Seifi Ghasemi
Chairman and Chief Executive Officer
March 11, 2009

/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
March 11, 2009

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

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accounting Fees and Services.

The audit committee has adopted a formal policy concerning the pre-approval of audit and non-audit services to be provided by the independent registered public accounting firm to Rockwood. The policy requires that all services to be performed by Deloitte & Touche LLP and its affiliates, including audit services, audit-related services and permitted non-audit services, be pre-approved by the audit committee. Specific services being provided by the independent accountants are regularly reviewed in accordance with the pre-approval policy. At each subsequent audit committee meeting, the audit committee receives updates on the services actually provided by the independent accountants, and management may present additional services for approval. For 2008, the audit committee pre-approved all audit, audit-related and non-audit services performed by Deloitte & Touche LLP.

The following table summarizes aggregate fees billed to us by Deloitte & Touche LLP and its affiliates for the fiscal years below, calculated in part based on amounts billed through December 31, 2008, with the following notes explaining the services underlying the table captions:

($ in millions)	2008	2007
Audit fees (a)	$9.0	$10.8
Audit-related fees (b)	0.5	0.5
Tax fees (c)	1.2	0.5
All other fees (d)	—	0.2
Total	$10.7	$12.0

(a)

Includes fees for the integrated audit of our annual consolidated financial statements and internal control over financial reporting (Holdings), audits required by federal regulatory bodies, audits of joint ventures which Rockwood consolidates, review of the consolidated financial statements included in our Form 10-Qs, various services in connection with other SEC filings of Holdings, comfort letters and foreign subsidiary statutory audits.

(b)	Includes fees for services related to due diligence reviews of potential and consummated mergers, acquisitions and dispositions.

(c)

Includes fees for services related to tax compliance, including preparation of U.S. and foreign tax returns, responses to tax authorities and assistance on tax appeals and audits; tax planning and advice, including potential and completed restructuring of existing organizations and advice related to tax structuring for mergers, acquisitions and divestitures.

(d)	Includes fees related to services provided in connection with benefit plans of acquired companies.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

List of documents filed as part of this report:

3.     Exhibits:

Exhibit No.	Description of Exhibit
2.1 (A)	Business and Share Sale and Purchase Agreement, dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
2.2 (B)	Sale and Purchase Agreement, dated April 19, 2004 among mg technologies ag and MG North America Holdings Inc., as Sellers and other parties named as purchasers therein
2.3(L)	Share Purchase Agreement dated November 29, 2006 by and among Rockwood Specialties Group GmbH and Gilde Buyout Partners BV, Banexi Capital and Groupe Novasep management.
2.4 (M)	Stock Purchase Agreement dated as of October 7, 2007 by and between Rockwood Specialties Group, Inc. and OM Group, Inc.
3.1 (A)	Amended and Restated Certificate of Incorporation of Rockwood Specialties Group, Inc., as amended
3.2 (A)	By-Laws of Rockwood Specialties Group, Inc.
4.1 (C)	Indenture, dated as of November 10, 2004, among Rockwood Specialties Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee
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

10.11(A)	Deed of Tax Covenant dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.12(A)	Environmental Deed dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.13(A)	Form of Management Stockholder’s Agreement, dated as of February 2, 2001, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.14(I)	Form of Management Stockholder’s Agreement, dated as of November 30, 2004 between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.15(I)	Form of Amended and Restated Management Stockholder’s Agreement, dated as of October, 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
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

10.18(I)	Form of Amended and Restated Sale Participation Agreement, dated as of October, 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.19(A)	Form of Pledge Agreement in favor of Rockwood Specialties, Inc. made by an executive officer in connection with 2001 management equity program
10.20(A)	Form of Promissory Note made by an executive officer in connection with 2001 management equity program
10.21(G)	Amended and Restated Management Stockholder’s Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi
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

10.24(J)	Time/Performance Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi
10.25(H)	Amended and Restated Management Stockholder’s Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.26(H)	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.27(H)	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.28(H)	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.29(I)	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.30(H)	Amended and Restated Management Stockholder’s Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.31(H)	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.32(H)	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.33(H)	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.34(I)	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.35(A)	Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.36(G)	First Amendment, dated as of August 9, 2004, to the Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.37(G)	Second Amendment, dated as of September 24, 2004, to the Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi

10.38(R)	Amended and Restated Employment Agreement, dated November 13, 2008, by and between Rockwood Holdings, Inc. and Seifollah Ghasemi
10.39(A)	Employment Agreement dated as of March 21, 2001 between Rockwood Specialties, Inc. and Robert J. Zatta
10.40(H)	Amendment, dated as of October 15, 2004, to the Employment Agreement, dated as of March 21, 2001 between Rockwood Specialties, Inc. and Robert J. Zatta
10.41(R)	Employment Agreement, dated November 13, 2008, by and between Rockwood Holdings, Inc. and Robert J. Zatta
10.42(A)	Employment Agreement dated as of October 14, 1994 and amended as of August 26, 1999 between Laporte Inc. and Thomas J. Riordan
10.43(R)	Employment Agreement, dated November 13, 2008, by and between Rockwood Holdings, Inc. and Thomas Riordan
10.44*	Profit-Sharing/401(K) Plan for Employees of Rockwood Specialties, Inc. as amended and restated effective as of January 1, 2009
10.45*	The Rockwood Specialties, Inc. Money Purchase Pension Plan as amended and restated effective as of January 1, 2009
10.46*	Supplementary Savings Plan of Rockwood Specialties, Inc. as amended and restated effective as of January 1, 2009
10.47(A)	Rockwood Specialties, Inc. Deferred Compensation Plan
10.48(I)	Management Services Agreement dated as of July 29, 2004 between Kohlberg Kravis Roberts & Co. L.P., DLJ Merchant Banking Partners III, L.P. and Rockwood Holdings, Inc.
10.49(I)	Termination Agreement dated as of May 13, 2005 between Kohlberg Kravis Roberts & Co. L.P., DLJ Merchant Banking Partners III, L.P. and Rockwood Holdings, Inc.
10.50(I)	Restricted Stock Unit Award Agreement effective as of November 1, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.51(I)	Form of 2001 Stock Option Agreement, dated as of February 2, 2001, between K-L Holdings, Inc. and an employee of the Company or a Subsidiary or Affiliate of the Company.
10.52(I)	Form of 2004 Stock Option Agreement between Rockwood Holdings, Inc. and an employee of the Company or a Subsidiary or Affiliate of the Company.
10.53*	2008 Amended and Restated Stock Purchase and Option Plan for Rockwood Holdings, Inc. and Subsidiaries
10.54 (I)	Short-Term Incentive Plan for Rockwood Holdings, Inc. and Subsidiaries
10.55(I)	Form of Non-Employee Director Stock Option Agreement
10.56(O)	Form of Company’s Stock Option Agreement (May 2007)
10.57(O)	Form of Performance Restricted Stock Unit Award Agreement (May 2007)
10.58(P)	Form of Company’s Stock Option Agreement (December 2007)
10.59(P)	Form of Performance Restricted Stock Unit Award Agreement (December 2007)
10.60(Q)	Master Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates
10.61(Q)

Shareholders’ and Joint Venture Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates

10.62(Q)

Share and Asset Purchase and Transfer Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates

10.63(Q)

Facility Agreement, made between Deukalion Einhundertvierundzwanzigste Vermögensverwaltungs GmbH, Sachtleben Chemie GmbH, White Pigments Holding Oy, and Kemira Pigments Oy, Merchant Banking, Skandinaviska Enskilda Banken AB as Agent, Security Agent and Issuing Bank; and Nordea Bank Finland Plc as Arranger and Original Lender; and the lenders party thereto

10.64*

Facility Agreement, as amended and restated, made between Deukalion Einhundertvierundzwanzigste Vermögensverwaltungs GmbH, Sachtleben Chemie GmbH, White Pigments Holding Oy, and Kemira Pigments Oy, Merchant Banking, Skandinaviska Enskilda Banken AB as Agent, Security Agent and Issuing Bank; and Nordea Bank Finland Plc as Arranger and Original Lender; and the lenders party thereto

10.65(S)	Form of Stock Option Agreement (December 2008)
10.66(S)	Form of Restricted Stock Unit Award Agreement (December 2008)
10.67(S)	Form of Performance Restricted Stock Unit Award Agreement (December 2008)
12*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
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

*	Filed herewith.

(A)	Incorporated by reference to Rockwood Specialties Group, Inc.’s Registration Statement on Form S-4 (File No. 333-109686).

(B)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on May 4, 2004.

(C)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on November 12, 2004.

(D)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on August 4, 2004.

(E)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on October 12, 2004.

(F)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on December 14, 2004.

(G)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on September 30, 2004.

(H)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on October 19, 2004.

(I)	Incorporated by reference to Rockwood Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-122764).

(J)	Incorporated by reference to the Annual Report on Form 10-K of the Rockwood Specialties Group, Inc. filed on April 29, 2005.

(K)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2005.

(L)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2007.

(M)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.

(N)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 27, 2007.

(O)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2007.

(P)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2007.

(Q)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2008.

(R)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 13, 2008.

(S)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ SEIFI GHASEMI
Seifi Ghasemi
Chairman and Chief Executive Officer
Date: March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Name		Title	Date

/s/	SEIFI GHASEMI	Chairman and Chief Executive Officer and Director	March 11, 2009
By:	Seifi Ghasemi	(Principal Executive Officer)

/s/	ROBERT J. ZATTA	Senior Vice President and Chief Financial Officer	March 11, 2009
By:	Robert J. Zatta	(Principal Financial Officer)

/s/	THOMAS J. RIORDAN	Senior Vice President Law & Administration and Director	March 11, 2009
By:	Thomas J. Riordan

/s/	JAMES T. SULLIVAN	Corporate Controller and Treasurer	March 11, 2009
By:	James T. Sullivan	(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
2.1 (A)	Business and Share Sale and Purchase Agreement, dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
2.2 (B)	Sale and Purchase Agreement, dated April 19, 2004 among mg technologies ag and MG North America Holdings Inc., as Sellers and other parties named as purchasers therein
2.3(L)	Share Purchase Agreement dated November 29, 2006 by and among Rockwood Specialties Group GmbH and Gilde Buyout Partners BV, Banexi Capital and Groupe Novasep management.
2.4 (M)	Stock Purchase Agreement dated as of October 7, 2007 by and between Rockwood Specialties Group, Inc. and OM Group, Inc.
3.1 (A)	Amended and Restated Certificate of Incorporation of Rockwood Specialties Group, Inc., as amended
3.2 (A)	By-Laws of Rockwood Specialties Group, Inc.
4.1 (C)	Indenture, dated as of November 10, 2004, among Rockwood Specialties Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee
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

10.11(A)	Deed of Tax Covenant dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.12(A)	Environmental Deed dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.13(A)	Form of Management Stockholder’s Agreement, dated as of February 2, 2001, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.14(I)	Form of Management Stockholder’s Agreement, dated as of November 30, 2004 between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.15(I)	Form of Amended and Restated Management Stockholder’s Agreement, dated as of October, 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
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

10.18(I)	Form of Amended and Restated Sale Participation Agreement, dated as of October, 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.19(A)	Form of Pledge Agreement in favor of Rockwood Specialties, Inc. made by an executive officer in connection with 2001 management equity program
10.20(A)	Form of Promissory Note made by an executive officer in connection with 2001 management equity program
10.21(G)	Amended and Restated Management Stockholder’s Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi
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

10.24(J)	Time/Performance Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi
10.25(H)	Amended and Restated Management Stockholder’s Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.26(H)	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.27(H)	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.28(H)	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.29(I)	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.30(H)	Amended and Restated Management Stockholder’s Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.31(H)	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.32(H)	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.33(H)	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.34(I)	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.35(A)	Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.36(G)	First Amendment, dated as of August 9, 2004, to the Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.37(G)	Second Amendment, dated as of September 24, 2004, to the Employment Agreement dated as of September 28, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.38(R)	Amended and Restated Employment Agreement, dated November 13, 2008, by and between Rockwood Holdings, Inc. and Seifollah Ghasemi
10.39(A)	Employment Agreement dated as of March 21, 2001 between Rockwood Specialties, Inc. and Robert J. Zatta

10.40(H)	Amendment, dated as of October 15, 2004, to the Employment Agreement, dated as of March 21, 2001 between Rockwood Specialties, Inc. and Robert J. Zatta
10.41(R)	Employment Agreement, dated November 13, 2008, by and between Rockwood Holdings, Inc. and Robert J. Zatta
10.42(A)	Employment Agreement dated as of October 14, 1994 and amended as of August 26, 1999 between Laporte Inc. and Thomas J. Riordan
10.43(R)	Employment Agreement, dated November 13, 2008, by and between Rockwood Holdings, Inc. and Thomas Riordan
10.44*	Profit-Sharing/401(K) Plan for Employees of Rockwood Specialties, Inc. as amended and restated effective as of January 1, 2009
10.45*	The Rockwood Specialties, Inc. Money Purchase Pension Plan as amended and restated effective as of January 1, 2009
10.46*	Supplementary Savings Plan of Rockwood Specialties, Inc. as amended and restated effective as of January 1, 2009
10.47(A)	Rockwood Specialties, Inc. Deferred Compensation Plan
10.48(I)	Management Services Agreement dated as of July 29, 2004 between Kohlberg Kravis Roberts & Co. L.P., DLJ Merchant Banking Partners III, L.P. and Rockwood Holdings, Inc.
10.49(I)	Termination Agreement dated as of May 13, 2005 between Kohlberg Kravis Roberts & Co. L.P., DLJ Merchant Banking Partners III, L.P. and Rockwood Holdings, Inc.
10.50(I)	Restricted Stock Unit Award Agreement effective as of November 1, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.51(I)	Form of 2001 Stock Option Agreement, dated as of February 2, 2001, between K-L Holdings, Inc. and an employee of the Company or a Subsidiary or Affiliate of the Company.
10.52(I)	Form of 2004 Stock Option Agreement between Rockwood Holdings, Inc. and an employee of the Company or a Subsidiary or Affiliate of the Company.
10.53*	2008 Amended and Restated Stock Purchase and Option Plan for Rockwood Holdings, Inc. and Subsidiaries
10.54 (I)	Short-Term Incentive Plan for Rockwood Holdings, Inc. and Subsidiaries
10.55(I)	Form of Non-Employee Director Stock Option Agreement
10.56(O)	Form of Company’s Stock Option Agreement (May 2007)
10.57(O)	Form of Performance Restricted Stock Unit Award Agreement (May 2007)
10.58(P)	Form of Company’s Stock Option Agreement (December 2007)
10.59(P)	Form of Performance Restricted Stock Unit Award Agreement (December 2007)
10.60(Q)	Master Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates
10.61(Q)

Shareholders’ and Joint Venture Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates

10.62(Q)

Share and Asset Purchase and Transfer Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates

10.63(Q)

Facility Agreement, made between Deukalion Einhundertvierundzwanzigste Vermögensverwaltungs GmbH, Sachtleben Chemie GmbH, White Pigments Holding Oy, and Kemira Pigments Oy, Merchant Banking, Skandinaviska Enskilda Banken AB as Agent, Security Agent and Issuing Bank; and Nordea Bank Finland Plc as Arranger and Original Lender; and the lenders party thereto

10.64*

Facility Agreement, as amended and restated, made between Deukalion Einhundertvierundzwanzigste Vermögensverwaltungs GmbH, Sachtleben Chemie GmbH, White Pigments Holding Oy, and Kemira Pigments Oy, Merchant Banking, Skandinaviska Enskilda Banken AB as Agent, Security Agent and Issuing Bank; and Nordea Bank Finland Plc as Arranger and Original Lender; and the lenders party thereto

10.65(S)	Form of Stock Option Agreement (December 2008)
10.66(S)	Form of Restricted Stock Unit Award Agreement (December 2008)
10.67(S)	Form of Performance Restricted Stock Unit Award Agreement (December 2008)
12*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
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

*	Filed herewith.

(A)	Incorporated by reference to Rockwood Specialties Group, Inc.’s Registration Statement on Form S-4 (File No. 333-109686).

(B)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on May 4, 2004.

(C)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on November 12, 2004.

(D)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on August 4, 2004.

(E)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on October 12, 2004.

(F)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on December 14, 2004.

(G)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on September 30, 2004.

(H)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on October 19, 2004.

(I)	Incorporated by reference to Rockwood Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-122764).

(J)	Incorporated by reference to the Annual Report on Form 10-K of the Rockwood Specialties Group, Inc. filed on April 29, 2005.

(K)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2005.

(L)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2007.

(M)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.

(N)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 27, 2007.

(O)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2007.

(P)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2007.

(Q)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2008.

(R)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 13, 2008.

(S)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2008.