Form 10-Q
period 2009-06-30
ROCKWOOD SPECIALTIES GROUP INC
filed 2009-08-13
CIK 1261302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The Registrant’s common stock, par value $0.01 per share, is not publicly traded. As of August 10, 2009, there were 382,000 outstanding shares of common stock of the Registrant, all of which is held by its parent company Rockwood Specialties International, Inc.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$730.4	$923.2	$1,390.4	$1,767.0
Cost of products sold	527.2	639.9	1,005.1	1,211.2
Gross profit	203.2	283.3	385.3	555.8
Selling, general and administrative expenses	151.0	175.8	296.1	342.4
Restructuring and other severance costs	4.0	1.5	11.8	2.3
Loss on sale of assets and other	—	0.8	0.1	0.9
Operating income	48.2	105.2	77.3	210.2
Other expenses, net:
Interest expense (a)	(28.9)	(9.7)	(78.6)	(83.4)
Interest income	0.4	1.4	0.8	3.6
Loss on early extinguishment of debt, net	(27.9)	—	(25.7)	—
Foreign exchange gain (loss), net	16.5	(0.8)	10.9	14.3
Other, net	0.3	0.1	0.4	0.5
Other expenses, net	(39.6)	(9.0)	(92.2)	(65.0)
Income (loss) from continuing operations before taxes	8.6	96.2	(14.9)	145.2
Income tax provision (benefit)	10.6	20.6	(6.1)	40.3
(Loss) income from continuing operations	(2.0)	75.6	(8.8)	104.9
Income from discontinued operations, net of tax	1.1	2.4	3.4	1.4
Net (loss) income	(0.9)	78.0	(5.4)	106.3
Net loss (income) attributable to noncontrolling interest	2.6	—	5.6	(0.6)
Net income attributable to Rockwood Specialties Group, Inc.	$1.7	$78.0	$0.2	$105.7

Amounts attributable to Rockwood Specialities Group, Inc.
Income (loss) from continuing operations	$0.6	$75.6	$(3.2)	$104.3
Income from discontinued operations	1.1	2.4	3.4	1.4
Net income	$1.7	$78.0	$0.2	$105.7

(a) Interest expense includes:
Interest expense on debt	$(38.9)	$(41.3)	$(76.6)	$(81.9)
Mark-to-market gains on interest rate swaps	12.2	34.0	2.6	3.2
Deferred financing costs	(2.2)	(2.4)	(4.6)	(4.7)
Total	$(28.9)	$(9.7)	$(78.6)	$(83.4)

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$197.7	$468.7
Accounts receivable, net	476.0	464.6
Inventories	543.6	641.0
Deferred income taxes	26.8	22.2
Prepaid expenses and other current assets	70.9	65.9
Total current assets	1,315.0	1,662.4
Property, plant and equipment, net	1,715.7	1,752.2
Goodwill	919.5	917.8
Other intangible assets, net	720.2	754.8
Deferred debt issuance costs, net of accumulated amortization of $7.5 and $39.2, respectively	28.2	39.1
Deferred income taxes	22.6	11.6
Other assets	37.3	39.5
Total assets	$4,758.5	$5,177.4
LIABILITIES
Current liabilities:
Accounts payable	$211.5	$260.8
Income taxes payable	1.1	4.1
Accrued compensation	61.4	92.6
Restructuring liability	11.9	18.9
Accrued expenses and other current liabilities	212.5	215.5
Deferred income taxes	8.6	9.0
Long-term debt, current portion	58.9	90.9
Total current liabilities	565.9	691.8
Long-term debt	2,450.8	2,720.3
Pension and related liabilities	358.2	352.0
Deferred income taxes	84.9	97.7
Other liabilities	184.3	189.8
Total liabilities	3,644.1	4,051.6
EQUITY
Rockwood Specialties Group, Inc. stockholder’s equity:
Common stock ($0.01 par value, 1,000,000 shares authorized, 382,000 shares outstanding)	—	—
Paid-in capital	1,044.0	1,044.0
Accumulated other comprehensive income	222.4	207.0
Accumulated deficit	(440.4)	(440.6)
Total Rockwood Specialties Group, Inc. stockholder’s equity	826.0	810.4
Noncontrolling interest	288.4	315.4
Total equity	1,114.4	1,125.8
Total liabilities and equity	$4,758.5	$5,177.4

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5.4)	$106.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(3.4)	(1.4)
Depreciation and amortization	137.0	125.0
Deferred financing costs amortization	4.6	4.7
Loss on early extinguishment of debt, net (a)	25.7	—
Foreign exchange gain, net	(10.9)	(14.3)
Fair value adjustment of derivatives	(2.6)	(3.2)
Bad debt provision	0.4	1.0
Stock-based compensation	1.5	4.1
Deferred income taxes	(16.4)	16.7
Loss on sale of assets and other	0.1	0.4
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(6.5)	(90.0)
Inventories	100.4	(14.7)
Prepaid expenses and other assets	(3.2)	7.8
Accounts payable	(40.7)	(13.1)
Income taxes payable	(3.6)	(0.1)
Accrued expenses and other liabilities	(46.4)	(8.8)
Net cash provided by operating activities of continuing operations	130.6	120.4
Net cash provided by operating activities of discontinued operations	—	3.3
Net cash provided by operating activities	130.6	123.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	(0.3)	(11.4)
Post closing purchase price consideration	—	29.1
Capital expenditures, excluding capital leases	(81.2)	(104.2)
Proceeds on sale of assets	6.8	2.9
Net cash used in investing activities of continuing operations	(74.7)	(83.6)
Net cash used in investing activities of discontinued operations	(0.4)	(4.9)
Net cash used in investing activities	(75.1)	(88.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of 2014 Notes	(146.8)	—
Prepayment of senior secured debt	(102.3)	—
Repayment of senior secured debt	(36.8)	(33.5)
Payments on other long-term debt	(5.4)	(5.6)
Equity contribution	—	0.2
Deferred financing costs	(13.7)	(3.0)
Fees related to early extinguishment of debt	(8.3)	—
Loan from Viance noncontrolling shareholder	2.0	—
Contractual advance to Titanium Dioxide Pigments noncontrolling shareholder	(1.3)	—
Distribution to noncontrolling shareholder	—	(2.9)
Net cash used in financing activities of continuing operations	(312.6)	(44.8)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(312.6)	(44.8)
Effect of exchange rate changes on cash and cash equivalents	(13.9)	(0.2)
Net decrease in cash and cash equivalents	(271.0)	(9.8)
Cash and cash equivalents of continuing operations, beginning of period	468.7	346.9
Cash and cash equivalents of continuing operations, end of period	$197.7	$337.1

(a) Includes the write-off of deferred financing costs of $20.9 and lender fees related to the early extinguishment of debt of $11.1, partially offset by a discount on the prepayment of the 2014 Notes of $6.3.

Supplemental disclosures of cash flow information:
Interest paid	$78.5	$82.8
Income taxes paid, net of refunds	$14.8	$23.6
Non-cash investing activities:
Acquisition of capital equipment	$12.3	$8.4
Fees related to early extinguishment of debt	$3.7	$—

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in millions)

(Unaudited)

	2009			2008
	Rockwood			Rockwood
	Specialties			Specialties
	Group, Inc.			Group, Inc.
	Stockholder’s	Noncontrolling	Total	Stockholder’s	Noncontrolling	Total
	Equity	Interest	Equity	Equity	Interest	Equity
Balance at January 1	$810.4	$315.4	$1,125.8	$1,565.3	$175.3	$1,740.6

Net income (loss)	0.2	(5.6)	(5.4)	105.7	0.6	106.3
Other comprehensive income (loss)	15.4	(4.2)	11.2	87.6	—	87.6
Comprehensive income (loss)	15.6	(9.8)	5.8	193.3	0.6	193.9
Change in estimate of fair value of assets contributed to the Titanium Dioxide Pigments venture	—	(16.5)	(16.5)	—	—	—
Distribution to noncontrolling shareholder	—	—	—	—	(2.9)	(2.9)
Equity contribution	—	—	—	0.2	—	0.2
Foreign currency translation	—	(0.7)	(0.7)	—	—	—
Balance at June 30	$826.0	$288.4	$1,114.4	$1,758.8	$173.0	$1,931.8

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

Rockwood was formed in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000 (the “KKR Acquisition”) by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). The businesses acquired focus on specialty compounds, iron-oxide pigments, timber-treatment chemicals and clay-based additives. The Company is an indirect wholly-owned subsidiary of Rockwood Holdings, Inc. (“Holdings”). Effective November 2007, affiliates of KKR control less than a majority of the voting power of the Holdings’ outstanding common stock.

On July 31, 2004, the Company completed the acquisition of certain businesses of Dynamit Nobel from mg technologies ag, now known as GEA Group Aktiengesellschaft (“GEA Group”).  The remaining businesses acquired are focused on highly specialized markets and consist of: surface treatment and lithium chemicals; advanced ceramics and titanium dioxide pigments.

Basis of Presentation—The accompanying condensed financial statements of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior-period amounts related to reporting the sale of the pool and spa chemicals business in October 2008 as discontinued operations and the adoption of Statement of Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, have been reclassified to conform to the current-year classification.

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

The Company’s noncontrolling interest (formerly minority interest) represents the total of the noncontrolling party’s interest in certain investments (principally the Viance, LLC timber treatment joint venture and the Titanium Dioxide Pigments venture) that are consolidated but less than 100% owned.

Unless otherwise noted, all balance sheet related items which are denominated in euros are converted at the June 30, 2009 exchange rate of €1.00 = $1.4033.

Stock-Based Compensation— Holdings has previously granted awards under the 2008 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (the “Plan”). Under the Plan, Holdings granted stock options, restricted stock and other stock-based awards to the Company’s employees and directors and allowed employees and directors to purchase shares of its common stock. There were 10,000,000 authorized shares available for grant under the Plan. However, Holdings will no longer issue equity awards under this Plan.  In April 2009, Holdings adopted the 2009 Stock Incentive Plan (the “New Plan”), which has 11,000,000 authorized shares.  Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, and related interpretations and began expensing the grant-date fair value of stock options.

The aggregate compensation cost for stock options, restricted stock units and Holdings’ Board of Director stock grants recorded under the Plan caused income from continuing operations before taxes to decrease by $0.7 million and $2.2 million for the three months ended June 30, 2009 and 2008, respectively and $1.5 million and $4.1 million for the six months ended June 30, 2009 and 2008, respectively.  The total tax benefit recognized related to stock options was $0.1 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively and $0.1 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively.

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

Holdings granted additional stock options and restricted stock units to certain employees of Rockwood Corporate Headquarters and its business units. The restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment on the vesting date upon a change in control as defined in the equity agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of June 30, 2009 and December 31, 2008 have been recorded as mezzanine equity (outside of permanent equity) in the Condensed Consolidated Balance Sheets of Holdings.

Recent Accounting Pronouncements - The following represents the impact of recently issued accounting pronouncements:

In December 2007, SFAS No. 141 (revised 2007), Business Combinations (“FAS 141R”) was issued, which replaces Financial Accounting Standards Board (“FASB”) Statement No. 141, Business Combinations. FAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of the business combination. This statement was adopted as of January 1, 2009 and is effective for acquisitions completed on or after January 1, 2009.

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, was issued. Per this statement, the accounting and reporting for minority interests was recharacterized as noncontrolling interests and classified as a component of equity (but separate from parent’s equity). This statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement was adopted as of January 1, 2009 and primarily relates to the Company’s Viance, LLC joint venture and Titanium Dioxide Pigments venture.

In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) FSP FAS 157-2, Effective Date of FASB Statement No. 157.  FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company applied the provisions of FSP 157-2 on January 1, 2009 and this FSP did not have a material impact on its financial statements.

In March 2008, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133, was issued. This statement changes the disclosure requirements for derivative instruments and hedging activities, including enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company adopted SFAS No. 161 on January 1, 2009. This standard did not have a material impact on the Company’s financial statements.  See Note 5, “Derivatives,” for the disclosure requirements of this new standard.

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

In December 2008, the FASB issued FSP No. 132 (R) - 1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This includes disclosing objectives about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets, and significant concentrations of risk within plan assets.  The disclosures about plan assets required by this FSP are effective for the Company for the 2009 fiscal year end.

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

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods.  This FSP is effective for the Company beginning with its Form 10-Q for the period ended June 30, 2009 and relates to disclosures made about the fair value of its debt instruments and cash and cash equivalents.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP is effective for the Company beginning with its Form 10-Q for the period ended June 30, 2009 and did not have a material impact on its financial statements.

In May 2009, SFAS No. 165, Subsequent Events, was issued.  This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This Statement applies to both interim and annual financial statements and is effective for the Company beginning with its Form 10-Q for the period ended June 30, 2009.  The Company has performed an evaluation of subsequent events through August 13, 2009, which is the date these financial statements were filed with the Securities and Exchange Commission (“SEC”).

In June 2009, SFAS No. 166, Accounting for Transfers and Servicing of Financial Assets, was issued.  This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It also eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets and will require additional disclosures.  This Statement is effective for financial asset transfers occurring after January 1, 2010 for the Company.  The Company does not expect this statement to have a material impact on its financial statements.

In June 2009, SFAS No. 167, Amendments to FASB Interpretation No. 46 (R), was issued.  This Statement amends FASB Interpretation 46 (R), Consolidation of Variable Interest Entities, and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest entity or interests give it a controlling financial interest in a variable interest entity. It also will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  This Statement is effective for the Company as of January 1, 2010.  The Company is currently evaluating the impact this statement will have on its financial statements primarily relating to its Viance LLC joint venture and its Titanium Dioxide Pigments venture with Kemira.

In June 2009, SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, was issued.  This Statement establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”).  Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP.  The Codification does not change current GAAP.  Instead, it introduces a new structure that reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting Topics.  The Codification supersedes all accounting standards in existing FASB, Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”), and related standards.  This Codification is effective for the Company’s financial statements beginning with its Form 10-Q for the period ended September 30, 2009.

2.  COMPREHENSIVE INCOME

Comprehensive income includes net income and the other comprehensive income components which include unrealized gains and losses from foreign currency translation and from certain intercompany transactions that are of a long-term investment nature, pension-related adjustments that are recorded directly into a separate section of equity in the balance sheets and net investment and foreign exchange cash flow hedges. Foreign currency translation amounts are not adjusted for income taxes since they relate to indefinite length investments in non-U.S. subsidiaries and certain intercompany debt.

Comprehensive income (loss) is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008
Net (loss) income	$(0.9)	$78.0	$(5.4)	$106.3
Pension related adjustments, net of tax	(0.2)	(0.1)	(0.1)	0.4
Foreign currency translation	69.4	2.7	7.4	119.5
Intercompany foreign currency loans	41.0	(1.3)	3.4	61.5
Net investment hedges, net of tax	(48.7)	3.0	0.6	(93.8)
Foreign exchange contracts, net of tax	0.2	—	(0.1)	—
Comprehensive income	60.8	82.3	5.8	193.9
Comprehensive loss (income) attributable to noncontrolling interest	2.9	—	9.8	(0.6)
Comprehensive income attributable to Rockwood Specialties Group, Inc.	$63.7	$82.3	$15.6	$193.3

3.  DISCONTINUED OPERATIONS:

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

For the three months ended June 30, 2009, income from discontinued operations, net of tax, was $1.1 million and was related to the reversal of certain reserves in connection with the sale of the Electronics business in December 2007.  For the six months ended June 30, 2009, income from discontinued operations, net of tax, was $3.4 million and was comprised of income of $2.3 million due to the favorable resolution of a claim against the Company’s former Group Novasep business and the Electronics business reserve reversal of $1.1 million.   For the three and six months ended June 30, 2008, income from discontinued operations, net of tax, of $2.4 million and $1.4 million, respectively, related to operating the pool and spa chemicals business.

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

Items that cannot be readily attributed to individual segments have been classified as “Corporate and other.” Corporate and other operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, tax, legal, internal audit and consolidation accounting as well as the cost of operating the Company’s central offices (including some costs maintained based on legal or tax considerations). The primary components of Corporate and other loss, in addition to operating loss, are interest expense on external debt (including the amortization of deferred financing costs), foreign exchange losses or gains, and mark-to-market gains or losses on derivatives. Major components within the reconciliation of income before taxes (described more fully below) include systems/organization establishment expenses, interest expense on external debt, foreign exchange losses or gains, and refinancing expenses related to external debt. Corporate and other identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing, deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The Corporate and other classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel and the wafer reclaim business. The wafer reclaim business works with semiconductor manufacturers to refurbish used test wafers and return them to the manufacturer for reuse in test and process monitor applications.

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

Summarized financial information for each of the reportable segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated (a)
Three months ended June 30, 2009
Net sales	$236.2	$180.1	$164.3	$97.1	$51.6	$1.1	$730.4
Total Adjusted EBITDA	57.5	22.3	19.5	26.1	8.9	(9.0)	125.3
Three months ended June 30, 2008
Net sales	$335.5	$242.3	$124.3	$145.3	$73.2	$2.6	$923.2
Total Adjusted EBITDA	82.1	37.2	14.1	44.9	10.1	(13.3)	175.1
Six months ended June 30, 2009
Net sales	$461.5	$335.4	$303.3	$185.0	$102.7	$2.5	$1,390.4
Total Adjusted EBITDA	107.8	42.9	41.0	43.9	16.7	(17.8)	234.5
Six months ended June 30, 2008
Net sales	$647.2	$453.6	$240.2	$278.5	$142.2	$5.3	$1,767.0
Total Adjusted EBITDA	162.6	70.9	36.3	83.4	18.8	(27.7)	344.3

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
	Chemicals	Additives	Pigments	Ceramics	Compounds	and other (b)	Eliminations (c)	Consolidated
Identifiable assets as of:
June 30, 2009	$2,032.0	$817.5	$921.1	$872.5	$137.6	$259.0	$(281.2)	$4,758.5
December 31, 2008	2,030.9	829.8	990.0	879.9	130.2	541.5	(224.9)	5,177.4

(a)                This amount does not include $3.2 million and $2.4 million of Adjusted EBITDA for the three and six months ended June 30, 2008, respectively, from the pool and spa chemicals business sold in October 2008.

(b)               The decrease is primarily related to lower cash balances as a result of debt payments in the first half of 2009.  This amount includes $47.5 million and $50.7 million of assets from legacy businesses at June 30, 2009 and December 31, 2008, respectively. These businesses were formerly owned primarily by Dynamit Nobel.

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

On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges deemed by senior management to be non-recurring gains and charges and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement, which reflects management’s interpretations thereof. The indenture governing the senior subordinated notes, due in 2014 (“2014 Notes”) and the facility agreement related to the Titanium Dioxide Pigments venture excludes certain adjustments permitted under the senior credit agreement. Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company’s business segments and reporting units.  Because the Company views Adjusted EBITDA on a segment basis as an operating performance measure, the Company uses income (loss) from continuing operations before taxes as the most comparable GAAP measure.

The following table presents a reconciliation of income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment GAAP basis:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Three months ended June 30, 2009
Income (loss) from continuing operations before taxes	$13.1	$(5.2)	$(4.3)	$(2.7)	$3.2	$4.5	$8.6
Interest expense (a)	15.6	7.2	4.9	8.3	2.3	(9.4)	28.9
Interest income	(0.5)	0.1	(0.1)	(0.1)	—	0.2	(0.4)
Depreciation and amortization	17.8	15.4	18.8	12.8	2.6	1.5	68.9
Restructuring and other severance costs	0.5	1.7	(0.1)	1.7	0.1	0.1	4.0
Systems/organization establishment expenses	0.1	0.6	0.3	0.1	—	(0.1)	1.0
Loss on early extinguishment of debt, net	10.1	2.2	—	6.6	0.7	8.3	27.9
Foreign exchange (gain) loss, net	(1.3)	0.1	—	(0.6)	—	(14.7)	(16.5)
Other	2.1	0.2	—	—	—	0.6	2.9
Total Adjusted EBITDA	$57.5	$22.3	$19.5	$26.1	$8.9	$(9.0)	$125.3
Three months ended June 30, 2008
Income (loss) from continuing operations before taxes	$51.5	$10.0	$(8.4)	$24.1	$4.7	$14.3	$96.2
Interest expense (a)	13.6	7.5	8.9	9.2	2.3	(31.8)	9.7
Interest income	(1.2)	0.1	—	(0.1)	(0.1)	(0.1)	(1.4)
Depreciation and amortization	17.1	17.0	12.8	11.9	2.8	1.9	63.5
Restructuring and other severance costs	0.2	1.0	—	0.3	—	—	1.5
Systems/organization establishment expenses	0.5	1.5	—	0.1	0.1	—	2.2
Acquisition and disposals costs	—	—	—	—	0.3	0.4	0.7
Inventory write-up charges	0.1	—	—	—	—	—	0.1
Loss on sale of assets and other	—	—	0.8	—	—	—	0.8
Foreign exchange loss (gain), net	0.3	(0.2)	—	(0.6)	—	1.3	0.8
Other	—	0.3	—	—	—	0.7	1.0
Total Adjusted EBITDA (b)	$82.1	$37.2	$14.1	$44.9	$10.1	$(13.3)	$175.1
Six months ended June 30, 2009
Income (loss) from continuing operations before taxes	$26.3	$(10.6)	$(11.7)	$(9.5)	$6.0	$(15.4)	$(14.9)
Interest expense (a)	30.6	14.3	14.9	16.3	4.6	(2.1)	78.6
Interest income	(0.7)	0.2	(0.3)	(0.1)	—	0.1	(0.8)
Depreciation and amortization	36.6	30.5	36.7	24.7	5.3	3.2	137.0
Restructuring and other severance costs	2.1	4.6	—	4.8	0.1	0.2	11.8
Systems/organization establishment expenses	0.4	1.1	1.4	0.2	—	—	3.1
Loss on early extinguishment of debt, net	10.5	2.2	—	6.9	0.7	5.4	25.7
Loss on sale of assets and other	0.1	—	—	—	—	—	0.1
Foreign exchange (gain) loss, net	(0.6)	0.1	—	0.6	—	(11.0)	(10.9)
Other	2.5	0.5	—	—	—	1.8	4.8
Total Adjusted EBITDA	$107.8	$42.9	$41.0	$43.9	$16.7	$(17.8)	$234.5
Six months ended June 30, 2008
Income (loss) from continuing operations before taxes	$104.2	$18.0	$(7.4)	$42.2	$8.3	$(20.1)	$145.2
Interest expense (a)	26.4	14.9	17.9	17.9	4.6	1.7	83.4
Interest income	(1.9)	0.1	—	(0.2)	(0.3)	(1.3)	(3.6)
Depreciation and amortization	33.2	33.9	25.0	23.8	5.7	3.4	125.0
Restructuring and other severance costs	0.2	1.6	—	0.5	—	—	2.3
Systems/organization establishment expenses	0.8	2.2	—	0.2	0.2	—	3.4
Acquisition and disposals costs	—	—	—	—	0.3	0.4	0.7
Inventory write-up charges	0.5	—	—	—	—	—	0.5
Loss on sale of assets and other	—	—	0.8	0.1	—	—	0.9
Foreign exchange gain, net	(0.3)	(0.2)	—	(1.1)	—	(12.7)	(14.3)
Other	(0.5)	0.4	—	—	—	0.9	0.8
Total Adjusted EBITDA (b)	$162.6	$70.9	$36.3	$83.4	$18.8	$(27.7)	$344.3

(a)                Includes gains of $12.2 million and $34.0 million for the three months ended June 30, 2009 and 2008, respectively, and gains of $2.6 million and $3.2 million for the six months ended June 30, 2009 and 2008, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)               This amount does not include $3.2 million and $2.4 million of Adjusted EBITDA for the three and six months ended June 30, 2008, respectively, from the pool and spa chemicals business sold in October 2008.

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

Items excluded from Adjusted EBITDA

Certain items are added to or subtracted from income (loss) from continuing operations before taxes to derive Adjusted EBITDA, as defined below. These items include the following:

•                  Restructuring and other severance costs:  Restructuring and other severance costs of $4.0 million and $1.5 million were recorded in the three months ended June 30, 2009 and 2008, respectively, and $11.8 million and $2.3 million were recorded in the six months ended June 30, 2009 and 2008, respectively, for miscellaneous restructuring activities, including headcount reductions and facility closures (see Note 14, “Restructuring and Other Severance Costs,” for further details).

•                  Systems/organization establishment expenses:  For the three and six months ended June 30, 2009, expenses of $1.0 million and $3.1 million, respectively, were recorded related to the integration of businesses acquired, primarily related to the completion of the Titanium Dioxide Pigments venture on September 1, 2008 and the acquisition of the Elementis plc business in the Performance Additives segment in August 2007. For the three and six months ended June 30, 2008, expenses of $2.2 million and $3.4 million, respectively, were recorded related to the integration of businesses acquired, primarily related to the acquisition of the Elementis plc business in the Performance Additives segment.

•                  Inventory write-up charges:  Under SFAS No. 141, Business Combinations, all inventories acquired in an acquisition must be revalued to “fair value.” In connection with acquisitions, the Company allocates a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisitions. This resulted in a reduction of gross profit of $0.1 million and $0.5 million for the three and six months ended June 30, 2008, respectively, in the Specialty Chemicals segment as the inventory was sold in the normal course of business.

•                  Loss on early extinguishment of debt, net:  In the second quarter of 2009, the Company recorded a loss on early extinguishment of debt, net of $27.9 million primarily in connection with the amendment of the Company’s senior secured credit facility. This included the write-off of deferred financing costs of $19.5 million and lender fees of $11.1 million.  This was partially offset by a discount of $2.7 million related to the repurchase at a discount of $137.7 million in aggregate principal amount of the 2014 Notes.  For the six months ended June 30, 2009, the Company recorded a loss on early extinguishment of debt, net of $25.7 million related to write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $11.1 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes.

•                  Foreign exchange (gain) loss, net:  For the three and six months ended June 30, 2009, the Company recorded foreign exchange gains of $16.5 million and $10.9 million, respectively, primarily due to the impact of the stronger pound sterling as of June 30, 2009 versus March 31, 2009 and December 31, 2008, respectively, in connection with non-operating Euro-denominated transactions.  For the six months ended June 30, 2008, gains of $14.3 million were recorded due to the impact of the stronger euro as of June 30, 2008 versus December 31, 2007, related to non-operating Euro-denominated transactions.

•                  Loss on sale of assets and other.  The Company recorded a charge of $0.8 million in the second quarter of 2008 related to the liquidation of a joint venture in the Titanium Dioxide Pigments segment.

•                  Other:  For the three and six months ended June 30, 2009, the Company recorded expenses of $2.9 million and $4.8 million, respectively, primarily related to an increase in reserves covering legacy obligations assumed in connection with the KKR acquisition in 2000 and the acquisition of the Dynamit Nobel businesses in 2004.

5.  DERIVATIVES:

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. The Company manages its exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes.

Interest Rate Risk

The Company had $1,866.9 million ($1,510.7 million of which is subject to a Libor or Euribor floor of 2.00%) and $2,007.9 million of variable rate debt outstanding as of June 30, 2009 and December 31, 2008, respectively. Any borrowings under the senior secured revolving credit facility and the Titanium Dioxide Pigments venture revolving credit facility will also be at a variable rate (with the senior secured revolving credit facility subject to a Libor or Euribor floor of 2.00%). Historically, the Company has entered into interest rate swaps to manage its exposure to changes in interest rates related to variable-rate debt. As of June 30, 2009, these contracts cover notional amounts of $610.0 million (at interest rates ranging from 4.864% to 5.038%) and €493.0 million (at interest rates ranging from 2.995% to 4.416%). These derivative contracts effectively convert a majority of the senior secured credit obligations and the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. These swaps will mature between November 2009 and July 2012. The Company has elected not to apply hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in the Condensed Consolidated Statements of Operations.

During 2003, the Company entered into a cross-currency interest rate swap with a notional amount of $20.3 million that effectively converted $20.3 million U.S. dollar borrowings into euro-based obligations at an effective interest rate of Euribor plus 4.00%. As of June 30, 2009, the notional amounts of this cross-currency interest rate hedge were $19.2 million and €16.9 million. This contract has a final maturity date of July 2010. The Company has elected not to apply hedge accounting for this cross-currency interest rate swap and has recorded the mark-to-market of this derivative as a component of interest expense in the Condensed Consolidated Statements of Operations.

Foreign Currency Risk

In December 2008, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on certain forecasted sales denominated in a currency other than the functional currency of the legal entity. The instruments were designated as foreign exchange cash flow hedges and are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. As of June 30, 2009, the Company had notional amounts outstanding for these foreign currency forward contracts of $6.0 million. It is expected that cumulative losses of $0.2 million as of June 30, 2009 will be reclassified into earnings within the next six months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transaction not occurring. As of June 30, 2009, the maximum length of time over which the Company has hedged its exposure to movements in foreign exchange rates for forecasted transactions is six months.

In March 2009, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on forecasted sales denominated in a currency other than the functional currency of the legal entity. As of June 30, 2009, the Company had notional amounts outstanding for these foreign currency forward contracts of $2.5 million. The Company has elected not to apply hedge accounting for these foreign currency forward contracts.

In connection with the offering of the 2014 Notes, the Company entered into a cross-currency interest rate swap with a five-year term expiring in November 2009 and a notional amount of €155.6 million that effectively converts the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt.  The Company designated this contract as a hedge of the foreign currency exposure of its net investment in its Euro-denominated operations. There was no ineffective portion of the net investment hedge as of June 30, 2009. In addition, the Company has designated the remaining portion of its Euro-denominated debt that is recorded on its U.S. books as a net investment hedge of its Euro-denominated investments (euro debt of €515.8 million at June 30, 2009; $723.8 million). As a result, any foreign currency gains and losses resulting from the Euro-denominated debt discussed above is accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective. There was no ineffective portion of the net investment hedge as of June 30, 2009.

The following table provides the fair value and balance sheet location of the Company’s derivative instruments as of June 30, 2009 and December 31, 2008:

		Asset Derivatives		Liability Derivatives
		Fair Value as of		Fair Value as of
(in millions)	Balance Sheet Location	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.6	$1.1	$—	$—
Cross-currency interest rate swaps - net investment hedge	Accrued expenses and other current liabilities	—	—	18.4	16.4
Total derivatives designated as hedging instruments under SFAS No.133		$0.6	$1.1	$18.4	$16.4

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.1	$—	$—	$—
Interest rate swaps	Accrued expenses and other current liabilities	—	—	9.3	6.5
	Other liabilities	—	—	59.7	58.9
Cross-currency interest rate swaps	Accrued expenses and other current liabilities	—	—	0.1	0.1
	Other liabilities	—	—	4.6	4.7
Total derivatives not designated as hedging instruments under SFAS No. 133		$0.1	$—	$73.7	$70.2
Total derivatives		$0.7	$1.1	$92.1	$86.6

The following table provides the gains and losses reported in “Other Comprehensive Income” (“OCI”) within Equity for the three and six months ended June 30, 2009 and 2008:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives
	and Other Financial Instruments (Effective Portion)
	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008
Derivatives in SFAS No. 133
Cash Flow Hedging Relationships:
Foreign exchange contracts	$0.3	$—	$(0.2)	$—

Derivatives and Other Financial Instruments in SFAS No. 133
Net Investment Hedging Relationships:
Cross-currency interest rate swaps - net investment hedge	$(12.2)	$0.8	$(2.1)	$(15.9)
Euro-denominated debt	(43.3)	2.2	4.1	(77.9)
	$(55.5)	$3.0	$2.0	$(93.8)

In the six months ended June 30, 2009 and 2008, no gains or losses were reclassified from accumulated other comprehensive income into income.

The following table provides the gains and losses reported in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008:

	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Three months ended		Six months ended		Location of Gain or (Loss)
	June 30,		June 30,		Recognized in Income on
(in millions)	2009	2008	2009	2008	Derivatives
Derivatives Not Designated as Hedging Instruments under SFAS No. 133
Interest rate contracts	$12.8	$33.8	$2.0	$5.0	Interest expense
Cross-currency interest rate swaps	(0.6)	0.2	0.6	(1.8)	Interest expense
	$12.2	$34.0	$2.6	$3.2

6.  FAIR VALUE MEASUREMENTS:

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

As of June 30, 2009, the only assets and liabilities that the Company currently measures at fair value on a recurring basis are derivatives and marketable securities. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Level 3 —

Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any financial assets or liabilities that are classified as Level 3 inputs as of June 30, 2009 or December 31, 2008.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of June 30, 2009 and December 31, 2008:

	As of	Fair Value Measurements
(in millions)	June 30, 2009	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$105.4	$105.4	$—	$—
Foreign exchange contracts (b)	0.7	—	0.7	—
Total assets at fair value	$106.1	$105.4	$0.7	$—

Liabilities
Interest rate swaps (b)	$69.0	$—	$69.0	$—
Cross-currency interest rate swaps (b)	4.7	—	4.7	—
Cross-currency interest rate swaps - net investment hedge (b)	18.4	—	18.4	—
Total liabilities at fair value	$92.1	$—	$92.1	$—

	As of	Fair Value Measurements
(in millions)	December 31, 2008	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$395.8	$395.8	$—	$—
Foreign exchange contracts (b)	1.1	—	1.1	—
Total assets at fair value	$396.9	$395.8	$1.1	$—

Liabilities
Interest rate swaps (b)	$65.4	$—	$65.4	$—
Cross-currency interest rate swaps (b)	4.8	—	4.8	—
Cross-currency interest rate swaps - net investment hedge (b)	16.4	—	16.4	—
Total liabilities at fair value	$86.6	$—	$86.6	$—

(a)                These primarily represent money market funds with an original maturity of three months or less.

(b)               See Note 5, “Derivatives,” for further details of the Company’s derivative instruments.

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

Counter-party risk - The Company manages counter-party risk by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of June 30, 2009 and December 31, 2008 based on market participant assumptions. In addition, based on the credit evaluation of each institution comprising its derivative assets as of June 30, 2009 and December 31, 2008, the Company believes the carrying values of these assets as of June 30, 2009 and December 31, 2008 to be fully realizable.

Debt - The Company estimates that its debt under the senior secured credit facility and Titanium Dioxide Pigments venture facility agreement, based on current interest rates and terms, approximates fair value.  Based on quoted market prices at June 30, 2009, the Company estimates the fair value of its 2014 Notes approximated $511.7 million.  As of June 30, 2009, the aggregate principal carrying amount of the 2014 Notes was $551.0 million.

Cash and Cash Equivalents - All highly liquid instruments and money market funds with an original maturity of three months or less are considered to be cash equivalents.  The carrying amount approximates fair value because of the short maturities of these instruments.

7.  ACQUISITIONS:

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

On September 1, 2008, the Company completed the formation of a venture with Kemira that focuses on specialty titanium dioxide pigments. The venture combines the Company’s titanium dioxide pigments and functional additives businesses, which are part of the Titanium Dioxide Pigments segment, including its production facility in Duisburg, Germany, and Kemira’s titanium dioxide business, including Kemira’s titanium dioxide plant in Pori, Finland.  The Company has consolidated this venture and has reported Kemira’s interest as noncontrolling interest in the condensed consolidated financial statements. The Company owns 61% of the venture with Kemira owning the remaining portion.  The venture’s acquisition of the shares of the Rockwood and Kemira entities was facilitated by the borrowings under a term loan of €250.0 million on September 3, 2008 ($362.5 million using a September 3, 2008 exchange rate of 1.4498). The venture made a payment of €97.5 million ($141.4 million using a September 3, 2008 exchange rate) to the venture’s noncontrolling shareholder. In addition, the venture obtained a €30.0 million ($42.1 million) revolving credit facility to finance its operations and the venture has assumed debt of €24.0 million ($33.7 million) from Kemira, primarily due to a defined benefit pension plan. The Company estimates that the potential exposure range for assumed environmental liabilities is from $13.6 million to $25.3 million. At June 30, 2009, $13.6 million of related reserves were recorded. The allocation of purchase price to the identifiable assets acquired is preliminary and is subject to change, with expected completion during 2009.

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

In addition to the acquisitions described above, the Company had completed other smaller acquisitions in 2008. Depending on the timing and complexity involved, the purchase price allocation to the net assets acquired for certain acquisitions completed within the last year was preliminary as of June 30, 2009.

The above acquisitions were not material on an individual basis, or in the aggregate.

8.  INVENTORIES:

Inventories are comprised of the following:

	June 30,	December 31,
($ in millions)	2009	2008
Raw materials	$162.7	$203.8
Work-in-process	69.7	74.2
Finished goods	303.9	355.3
Packaging materials	7.3	7.7
Total	$543.6	$641.0

9.  GOODWILL:

Below are goodwill balances and activity by segment:

	Specialty	Advanced
($ in millions)	Chemicals	Ceramics	Total
Balance, December 31, 2008	$648.0	$269.8	$917.8
Acquisitions	(1.5)	0.5	(1.0)
Foreign exchange	2.1	0.6	2.7
Balance, June 30, 2009	$648.6	$270.9	$919.5

10.  OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of June 30, 2009			As of December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$415.9	$(156.8)	$259.1	$411.9	$(142.0)	$269.9
Trade names and trademarks	143.1	(30.7)	112.4	141.5	(27.1)	114.4
Customer relationships	373.7	(96.4)	277.3	372.2	(79.1)	293.1
Supply agreements	58.2	(9.3)	48.9	57.3	(6.3)	51.0
Other	61.6	(39.1)	22.5	61.7	(35.3)	26.4
Total	$1,052.5	$(332.3)	$720.2	$1,044.6	$(289.8)	$754.8

Amortization of other intangible assets was $20.0 million and $19.8 million for the three months ended June 30, 2009 and 2008, respectively, and $39.5 million and $38.5 million for the six months ended June 30, 2009 and 2008, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ended	Expense
2009	$79.9
2010	78.3
2011	75.2
2012	71.3
2013	68.4

11.  LONG-TERM DEBT

Long-term debt and loans payable are summarized as follows:

	June 30,	December 31,
($ and € in millions)	2009	2008
Senior secured credit facilities:
Tranche A-1 term loans (€4.6 and €22.8, respectively)	$6.4	$31.9
Tranche A-2 term loans (€39.8 and €99.4, respectively)	55.9	138.9
Tranche E term loans	140.1	1,104.9
Tranche G term loans (€65.4 and €265.2, respectively)	91.8	370.5
Tranche H term loans	942.0	—
Tranche I term loans (€195.6 as of June 30, 2009)	274.5	—
2014 Notes (€250.1 and $200.0 and €364.0 and $200.0, respectively)	551.0	708.5
Titanium Dioxide Pigments venture term loans (€245.0 and €250.0, respectively)	343.8	349.3
Capitalized lease obligations (€33.0 and €34.3, respectively)	46.3	47.9
Other loans	57.9	59.3
	2,509.7	2,811.2
Less current maturities	(58.9)	(90.9)
	$2,450.8	$2,720.3

In the first half of 2009, the Company voluntarily repurchased at a discount €113.9 million in aggregate principal amount ($153.2 million based on the exchange rates in effect on the dates of repurchase) of its Euro-denominated senior subordinated notes due in 2014, and voluntarily prepaid €63.2 million ($85.1 million based on the exchange rate in effect on the date of payment) and $17.2 million of its senior secured term loans.

On June 15, 2009, the Company entered into the amended and restated credit agreement (“Restated Credit Agreement”), which amends and restates in its entirety the Company’s senior secured credit agreement.  The Restated Credit Agreement extends the maturity of certain term loans by providing for (i) approximately $942.0 million of new tranche H term loans with a maturity date of May 15, 2014, the aggregate amount of which is deemed to convert a like amount of outstanding principal of existing tranche E term loans (that had a maturity date of July 30, 2012) under the existing credit agreement and (ii) approximately €195.6 million ($274.5 million) of new tranche I term loans with a maturity date of May 15, 2014, the aggregate amount of which is deemed to convert a like amount of outstanding principal of existing tranche G term loans (that had a maturity date of July 30, 2012) under the existing credit agreement. In the third quarter of 2009, the Company extended the maturity of $180 million of availability under the revolving credit facility from 2010 to 2012 bearing interest at the Company’s option of either (i) Libor (subject to Libor floor of 2.00%) plus 4.50% or (ii) ABR plus 3.25%.  There were no outstanding borrowings under this revolving credit facility as of June 30, 2009.

The Restated Credit Agreement also provides for a Libor (Euribor for Euro-denominated tranches) floor of 2.00% applicable to all senior secured credit facilities subject to pricing based on Libor or Euribor with the following applicable margins above Libor or Euribor: applicable margins for Tranches A-1 and A-2 of 3.00%; Tranche E of 2.75%; Tranche G of 3.00%; Tranche H of 4.25%; and Tranche I of 4.50%, in each case per annum, each with a 0.25% reduction for achieving a designated credit rating, with the exception of Tranches A-1 and A-2. As of June 30, 2009, the interest rates for Tranches E, G, H and I were reduced by 0.25% as the designated credit ratings were achieved.

In addition, the Restated Credit Agreement replaces the consolidated total debt to consolidated Adjusted EBITDA ratio covenant with a senior secured debt to consolidated Adjusted EBITDA ratio covenant such that the Company may not permit its senior secured debt ratio to exceed 4.40 to 1.00 on the last day of any fiscal quarter through and including March 31, 2010, 4.25 to 1.00 on the last day of any fiscal quarter thereafter through and including September 30, 2010, and 4.00 to 1.00 on the last day of any fiscal quarter thereafter.  The Restated Credit Agreement also resets the asset sales basket, increases the available amount basket that applies to certain investment, debt and capital expenditure negative covenants and certain other baskets.

12.  INCOME TAXES:

The effective tax rate for the six months ended June 30, 2009 and 2008 was 40.9% and 27.8%, respectively. The difference between the effective rate and the U.S. statutory rate of 35.0% in the six months ended June 30, 2009 primarily relates to a nonrecurring tax benefit related to foreign currency changes, partially offset by the domestic valuation allowance. The difference between the effective tax rate and the U.S. statutory rate of 35.0% for the six months ended June 30, 2008 is primarily a function of favorable foreign rate differentials and the impact of the valuation allowance on domestic earnings.

In the six months ended June 30, 2009, the Company increased its worldwide valuation allowances by $16.0 million. The increase in the valuation allowance was due to domestic and foreign losses, reduced by a decrease in other comprehensive income. The change in the valuation allowance for the six months ended June 30, 2009 increased the tax provision by $17.3 million. The following table reflects the activity in the valuation allowance for worldwide net operating losses and other deferred income tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2008	$84.9
Increase as reflected in income tax expense	17.3
Decrease as reflected in other comprehensive income (a)	(0.9)
Decrease in other	(0.4)
Balance as of June 30, 2009	$100.9

(a)                Primarily related to temporary differences of hedges, as well as mark-to-market of the Company’s Euro-denominated debt.

In the six months ended June 30, 2009, based on the Company’s policy and review of available information, including the Company’s steady-state analysis, it was determined that there was not sufficient positive evidence of future taxable income to release the U.S. Federal valuation allowance that has been recorded. During the six months ended June 30, 2009, the Company’s net U.S. Federal deferred tax assets and liabilities were maintained at a zero level, other than a noncurrent deferred tax liability relating to goodwill with an indefinite reversal period and a noncurrent deferred tax asset relating to a Federal AMT Credit. It is the Company’s policy that the valuation allowance is reversed in the year management determines it is more likely than not that the deferred tax assets will be realized.

In the second quarter of 2008, the Company determined that it was necessary to establish a valuation allowance for certain state deferred tax assets. This resulted in a $0.4 million increase in the tax provision related to the beginning of period deferred tax balance.

Unrecognized tax benefits at June 30, 2009 were $27.4 million. This includes $27.0 million of tax benefits that, if recognized, would affect the effective tax rate, and $0.4 million of tax benefits that, if recognized, would result in an adjustment to other tax accounts.

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company had accrued $7.1 million for interest and penalties at December 31, 2008. During the six months ended June 30, 2009, the accrual for interest and penalties was increased by $0.8 million to $7.9 million.

During the next twelve months, it is reasonably possible that resolution of uncertain tax liabilities could result in a benefit of up to $8.6 million or a cost of up to $15.2 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company’s tax filings in major jurisdictions are open to investigation by tax authorities; in the U.S. from 2000, in the U.K. from 2006, and in Germany from 2000.

13.  EMPLOYEE BENEFIT PLANS:

The following table represents the net periodic benefit costs and related components in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R):

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008
Service cost	$2.2	$1.9	$4.2	$3.7
Interest cost	8.8	7.3	17.2	14.3
Expected return on assets	(3.8)	(2.8)	(7.4)	(5.5)
Net amortization of actuarial losses	0.2	(0.1)	0.4	(0.1)
Net periodic pension cost	7.4	6.3	14.4	12.4
Settlement/curtailment	(0.2)	—	(0.2)	—
Total pension cost	$7.2	$6.3	$14.2	$12.4

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

During the three and six months ended June 30, 2009, the Company expensed $1.2 million and $2.6 million, respectively, of restructuring charges.  In addition, “restructuring and other severance costs” in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 included other severance-related costs of $2.8 million and $9.2 million, respectively, related to headcount reductions undertaken throughout the Company.

For the six months ended June 30, 2009, the Company expensed $2.6 million of restructuring charges.  In the Color Pigments and Services business within the Performance Additives segment, $0.2 million of asset write-offs were recorded in the six months ended June 30, 2009 related to a 2009 restructuring plan.  In the Performance Additives segment, the Company recorded $1.2 million primarily related to a restructuring plan implemented in March 2008 in the Color Pigments and Services business in connection with the integration of the businesses acquired from Elementis plc, which included the reorganization and relocation of the North American Finance and IT services, and the closure of three manufacturing facilities in 2008. This included $0.6 million of severance costs and $0.6 million of facility closure costs. In the Specialty Chemicals segment, $1.0 million was recorded in the six months ended June 30, 2009 primarily for headcount reduction and facility closure costs as part of restructuring plans in 2008 and 2007.  Headcount reduction and facility closure costs of $0.2 million were recorded in the six months ended June 30, 2009 at Corporate related to a 2007 restructuring plan.

During the three and six months ended June 30, 2008, the Company expensed $1.5 million and $2.3 million, respectively, of restructuring charges. In the Performance Additives segment, the Company implemented a restructuring plan in its Color Pigments and Services business in connection with the integration of the business acquired from Elementis plc. For the six months ended June 30, 2008, the Company recorded $1.6 million of severance costs related to this restructuring plan. In the Advanced Ceramics and Specialty Chemicals segments, $0.5 million and $0.2 million, respectively, were recorded in the six months ended June 30, 2008 for miscellaneous headcount reductions.

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

Selected information for the 2008 restructuring actions follows:

($ in millions)		Facility
2008	Severance	Closure	Relocation	Total
Liability balance, December 31, 2008	$13.2	$0.1	$0.2	$13.5
Restructuring charge in 2009	0.9	0.4	—	1.3
Utilized	(7.4)	(0.4)	(0.1)	(7.9)
Foreign exchange and other	0.2	—	0.1	0.3
Liability balance, June 30, 2009	$6.9	$0.1	$0.2	$7.2

These actions are expected to be completed during 2009.

Selected information for the 2007 restructuring actions follows:

($ in millions)		Facility
2007	Severance	Closure	Relocation	Total
Liability balance, December 31, 2008	$1.3	$1.5	$0.2	$3.0
Restructuring charge in 2009	0.7	0.3	—	1.0
Utilized	(0.9)	(0.8)	(0.1)	(1.8)
Foreign exchange and other	—	(0.1)	0.2	0.1
Liability balance, June 30, 2009	$1.1	$0.9	$0.3	$2.3

These actions are expected to be completed during 2009.

Selected information for the 2006 restructuring actions follows:

($ in millions)		Facility
2006	Severance	Closure	Total
Liability balance, December 31, 2008	$0.1	$2.3	$2.4
Restructuring charge in 2009	—	0.1	0.1
Utilized	(0.1)	(0.3)	(0.4)
Foreign exchange and other	—	0.3	0.3
Liability balance, June 30, 2009	$—	$2.4	$2.4

The facility closure costs from the 2006 restructuring actions primarily relate to the restructuring of the wafer reclaim business and the closure of two wafer reclaim facilities. The facility closure costs are expected to be completed when the lease expires in 2018.

Restructuring reserves by segment are as follows:

	June 30,	December 31,
($ in millions)	2009	2008
Specialty Chemicals	$5.8	$8.1
Performance Additives	1.5	2.3
Titanium Dioxide Pigments	1.1	1.4
Advanced Ceramics	0.8	4.5
Specialty Compounds	0.3	0.5
Corporate and other	2.4	2.1
	$11.9	$18.9

15.  COMMITMENTS AND CONTINGENCIES:

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

Advertising Matter

On March 3, 2009, Osmose, Inc. (“OI”) filed an action against Viance LLC (“Viance”), the joint venture in the Timber Treatment Chemicals business, Rockwood Holdings, Inc., and certain individuals, in the U.S. District Court, Northern District of Georgia, claiming that recent advertisements by Viance comparing its ACQ product and OI’s MCQ product were false and misleading in violation of the Lanham Act, constituted unfair competition, violated the Georgia Deceptive Trade Practices Act, were defamatory and that Viance tortiously interfered with OI’s business relationships. OI is seeking damages related to their attorney’s fees and costs and punitive damages. OI also sought a temporary restraining order (“TRO”) and a preliminary injunction prohibiting Viance from continuing to make certain claims in advertisements related to their MCQ product.  On March 20, 2009, the district court granted Osmose’s motion for a TRO and set a preliminary injunction hearing for May 19, 2009. Viance raised certain counterclaims related to OI’s advertisements and both parties’ claims were heard at a recent hearing. The parties are awaiting the court’s ruling. The Company will continue to vigorously defend this matter.  While the Company believes the defendants have meritorious defenses against OI’s claims and does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation, and the resolution of this matter may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

Ceramic Hips

In the first quarter of 2009, a customer of the Company’s Advanced Ceramics segment initiated a global voluntary recall of a specific model of ceramic ballheads manufactured by Advanced Ceramics, and in July 2009, another customer initiated a recall of certain ceramic components.  The first recall was initiated after receiving reports of ceramic fractures and it relates only to the specific customers’ designs and no other product of this segment.  The subsidiary is cooperating with its customers in investigating these matters.  Although the Company does not believe these recalls will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of these matters, and the resolution of these matters may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

EC Heat Stabilizers Investigation

The European Commission (“EC”) is investigating possible infringement of certain antitrust regulations in the market for heat stabilizers from 1986 until at least 2000 by certain industry participants, which included a business sold by a subsidiary in the Specialty Chemicals segment in 2000.  On March 23, 2009, the EC confirmed that it commenced a proceeding against certain participants in the heat stabilizers market, including the business formerly owned by this subsidiary and the Company’s subsidiary. Neither the Company nor any of its subsidiaries are active in the market for heat stabilizers; however, the business sold in 2000 was active in this market.  In June 2009, the EC held a hearing on this matter.  The Company expects a decision by the EC in late 2009.  The Company will vigorously defend this matter.  While the Company believes its subsidiary has meritorious defenses against these claims and does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this proceeding and resolution of this matter may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

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

Other Matters

Although the Company expects to continue to pay legal fees in connection with the above matters and other legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that these actions will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Reserves in connection with product liability matters do not individually exceed $3.0 million and in the aggregate $8.2 million as of June 30, 2009. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination for which the Company has reserved for at June 30, 2009:

Country	Location	(a)	(b)	(c)	(d)	(e)
Brazil	Diadema			X
China	Shenzhen			X
Finland	Kipsikorpi				X
	Pori				X
France	Sens			X
Germany	Duisburg	X			X
	Hainhausen	X
	Ibbenbueren				X
	Marktredwitz		X
	Plochingen		X
	Stadeln	X	X
	Troisdorf	X	X	X
Italy	Turin			X
The Netherlands	Oss	X
United Kingdom	Barrow-in Furness	X
	Birtley			X
	Kidsgrove			X
United States	Beltsville, MD	X		X
	East St. Louis, IL			X
	Easton, PA	X
	Gonzales, TX				X
	Harrisburg, NC	X		X
	La Mirada, CA			X
	Laurens, SC		X
	Middletown, NY (formerly owned)			X		X
	New Johnsonville, TN		X	X
	Romulus, MI			X
	Silver Peak, NV	X			X
	Sunbright, VA (facility closed)	X				X
	Valdosta, GA	X

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

The Company is also responsible for environmental matters at some of its former off-site disposal locations owned by third parties. These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at the following Superfund locations: Casmalia, CA; Laurel, MD; Niagara Falls, NY; South Gate, CA; and Whittier, CA and has reserves for these matters totaling $6.2 million at June 30, 2009. In addition, in late 2008, the German authorities have ordered the Company to investigate and, depending on the results, potentially remediate a portion of a former site in Liebenau, Germany. The Company is currently in the process of gathering additional information regarding the site and cannot predict the potential scope of any such remediation.

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

Government Enforcement Proceedings and Civil Litigation

During the course of the Company’s business, the Company may receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable SHE laws. During 2008, the Company’s Timber Treatment Chemicals subsidiary was cited by the U.S. EPA for failure to report hazardous material production quantities under the Toxic Substances Control Act - 2005 Inventory Update Rule.  The business has subsequently provided the required information; however, the business received a fine for $0.1 million as a result of this violation. The Company does not believe, based upon currently available information, that this issue will have a material adverse impact on its results of operations, financial position or liquidity.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $61.0 million and $55.1 million for known environmental liabilities as of June 30, 2009 and December 31, 2008, respectively.  As of June 30, 2009 and December 31, 2008, $54.7 million and $55.1 million, respectively, were classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.  The increase in the reserve was primarily due to unanticipated cost increases at a State Superfund remediation project in Laurel, MD related to legacy obligations assumed in connection with the acquisition of Laporte, plc in 2000.  For this Superfund project, the Company expects to be indemnified by Evonik Degussa, as successor to Laporte, for a portion of this reserve and has recorded a receivable of $5.0 million as June 30, 2009.  Included in the $61.0 million as of June 30, 2009 is $21.7 million that is discounted using discount rates ranging from 5.0% to 7.5%, with the undiscounted amount of these reserves equaling $31.3 million. Included in the $55.1 million as of December 31, 2008 is $21.4 million that is discounted using discount rates ranging from 5.0% to 7.5%, with the undiscounted amount of these reserves equaling $30.9 million. In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. The Company estimates that the potential range for such environmental matters as of June 30, 2009 is from $61.0 million to $104.6 million. For the six months ended June 30, 2009, the Company recorded charges of $1.5 million ($6.5 million increase to the environmental reserve less the $5.0 million receivable recorded as noted above) to increase its environmental liabilities and made payments of $1.2 million for clean-up and remediation costs, which reduced its environmental liabilities. For the six months ended June 30, 2009, the recurring cost of managing hazardous substances for ongoing operations is $21.0 million.

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

16.  CONSOLIDATING FINANCIAL INFORMATION:

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$155.5	$574.9	$730.4
Cost of products sold	—	120.6	406.6	527.2
Gross profit	—	34.9	168.3	203.2
Selling, general and administrative expenses	0.1	33.6	117.3	151.0
Restructuring and other severance costs	—	1.3	2.7	4.0
Operating (loss) income	(0.1)	—	48.3	48.2
Other income (expenses), net:
Intergroup interest, net	28.1	(13.3)	(14.8)	—
Interest expense	(20.0)	(0.3)	(8.6)	(28.9)
Interest income	0.2	—	0.2	0.4
Intergroup other, net	0.1	1.4	(1.5)	—
Gain (loss) on early extinguishment of debt, net	1.0	(6.1)	(22.8)	(27.9)
Foreign exchange gain, net	4.3	—	12.2	16.5
Other, net	(0.1)	0.1	0.3	0.3
Other income (expenses), net	13.6	(18.2)	(35.0)	(39.6)
Income (loss) from continuing operations before taxes	13.5	(18.2)	13.3	8.6
Income tax provision	7.1	2.5	1.0	10.6
Income (loss) from continuing operations	6.4	(20.7)	12.3	(2.0)
Income from discontinued operations, net of tax	1.1	—	—	1.1
Net income (loss)	7.5	(20.7)	12.3	(0.9)
Net loss attributable to the noncontrolling interest	—	—	2.6	2.6
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$7.5	$(20.7)	$14.9	$1.7

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$204.7	$718.5	$923.2
Cost of products sold	—	151.3	488.6	639.9
Gross profit	—	53.4	229.9	283.3
Selling, general and administrative expenses	0.1	39.3	136.4	175.8
Restructuring and other severance costs	—	0.1	1.4	1.5
Loss on sale of assets	—	—	0.8	0.8
Operating (loss) income	(0.1)	14.0	91.3	105.2
Other income (expenses), net:
Intergroup interest, net	28.3	(9.4)	(18.9)	—
Interest expense	(2.2)	(0.4)	(7.1)	(9.7)
Interest income	1.3	—	0.1	1.4
Intergroup other, net	—	2.7	(2.7)	—
Foreign exchange (loss) gain, net	(1.8)	(0.1)	1.1	(0.8)
Other, net	—	—	0.1	0.1
Other income (expenses), net	25.6	(7.2)	(27.4)	(9.0)
Income from continuing operations before taxes	25.5	6.8	63.9	96.2
Income tax provision	0.6	3.0	17.0	20.6
Income from continuing operations	24.9	3.8	46.9	75.6
Income from discontinued operations, net of tax	—	2.4	—	2.4
Net income attributable to Rockwood Specialties Group, Inc.	$24.9	$6.2	$46.9	$78.0

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$312.0	$1,078.4	$1,390.4
Cost of products sold	—	239.0	766.1	1,005.1
Gross profit	—	73.0	312.3	385.3
Selling, general and administrative expenses	0.1	67.3	228.7	296.1
Restructuring and other severance costs	—	3.1	8.7	11.8
Loss on sale of assets	—	0.1	—	0.1
Operating (loss) income	(0.1)	2.5	74.9	77.3
Other income (expenses), net:
Intergroup interest, net	53.7	(24.7)	(29.0)	—
Interest expense	(56.5)	(0.7)	(21.4)	(78.6)
Interest income	0.7	(0.2)	0.3	0.8
Intergroup other, net	155.3	(149.5)	(5.8)	—
Gain (loss) on early extinguishment of debt, net	4.5	(6.2)	(24.0)	(25.7)
Foreign exchange (loss) gain, net	(3.3)	(0.1)	14.3	10.9
Other, net	(0.4)	0.4	0.4	0.4
Other income (expenses), net	154.0	(181.0)	(65.2)	(92.2)
Income (loss) from continuing operations before taxes	153.9	(178.5)	9.7	(14.9)
Income tax (benefit) provision	(0.8)	4.6	(9.9)	(6.1)
Income (loss) from continuing operations	154.7	(183.1)	19.6	(8.8)
Income from discontinued operations, net of tax	1.2	0.1	2.1	3.4
Net income (loss)	155.9	(183.0)	21.7	(5.4)
Net loss attributable to the noncontrolling interest	—	—	5.6	5.6
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$155.9	$(183.0)	$27.3	$0.2

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$390.2	$1,376.8	$1,767.0
Cost of products sold	—	286.4	924.8	1,211.2
Gross profit	—	103.8	452.0	555.8
Selling, general and administrative expenses	0.1	80.2	262.1	342.4
Restructuring and other severance costs	—	0.5	1.8	2.3
Loss on sale of assets	—	—	0.9	0.9
Operating (loss) income	(0.1)	23.1	187.2	210.2
Other income (expenses), net:
Intergroup interest, net	56.0	(18.9)	(37.1)	—
Interest expense	(66.7)	(0.9)	(15.8)	(83.4)
Interest income	4.0	(0.1)	(0.3)	3.6
Intergroup other, net	—	4.1	(4.1)	—
Foreign exchange gain (loss), net	19.4	(0.3)	(4.8)	14.3
Other, net	(0.4)	0.4	0.5	0.5
Other income (expenses), net	12.3	(15.7)	(61.6)	(65.0)
Income from continuing operations before taxes	12.2	7.4	125.6	145.2
Income tax provision	0.9	4.6	34.8	40.3
Income from continuing operations	11.3	2.8	90.8	104.9
Income from discontinued operations, net of tax	—	1.4	—	1.4
Net income	11.3	4.2	90.8	106.3
Net income attributable to the noncontrolling interest	—	—	(0.6)	(0.6)
Net income attributable to Rockwood Specialties Group, Inc.	$11.3	$4.2	$90.2	$105.7

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

JUNE 30, 2009

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10.5	$24.3	$162.9	$—	$197.7
Accounts receivable, net	—	91.8	384.2	—	476.0
Inventories	—	124.8	418.8	—	543.6
Deferred income taxes	3.2	12.3	11.3	—	26.8
Prepaid expenses and other current assets	0.7	13.9	56.3	—	70.9
Total current assets	14.4	267.1	1,033.5	—	1,315.0
Property, plant and equipment, net	—	286.4	1,429.3	—	1,715.7
Investment in subsidiary	1,423.2	90.7	—	(1,513.9)	—
Goodwill	—	16.8	902.7	—	919.5
Intergroup receivable	2,094.0	220.2	3,542.6	(5,856.8)	—
Other intangible assets, net	—	104.9	615.3	—	720.2
Deferred debt issuance costs, net	0.8	6.7	20.7	—	28.2
Deferred income taxes	—	—	22.6	—	22.6
Other assets	—	0.9	36.4	—	37.3
Total assets	$3,532.4	$993.7	$7,603.1	$(7,370.7)	$4,758.5
LIABILITIES
Current liabilities:
Accounts payable	$—	$45.9	$165.6	$—	$211.5
Income taxes payable	—	(2.0)	3.1	—	1.1
Accrued compensation	—	6.7	54.7	—	61.4
Restructuring liability	—	1.6	10.3	—	11.9
Accrued expenses and other current liabilities	40.1	47.1	125.3	—	212.5
Deferred income taxes	—	—	8.6	—	8.6
Long-term debt, current portion	15.6	—	43.3	—	58.9
Total current liabilities	55.7	99.3	410.9	—	565.9
Long-term debt	1,990.2	—	460.6	—	2,450.8
Pension and related liabilities	—	15.7	342.5	—	358.2
Intergroup payable	83.8	1,311.2	4,461.8	(5,856.8)	—
Deferred income taxes	3.1	5.2	76.6	—	84.9
Other liabilities	65.1	27.9	91.3	—	184.3
Total liabilities	2,197.9	1,459.3	5,843.7	(5,856.8)	3,644.1
EQUITY
Rockwood Specialties Group, Inc. stockholder’s equity:
Common stock	—	190.6	164.7	(355.3)	—
Paid-in capital	1,044.0	104.9	1,053.7	(1,158.6)	1,044.0
Accumulated other comprehensive income	23.4	(6.6)	205.6	—	222.4
Retained earnings (deficit)	267.1	(754.5)	47.0	—	(440.4)
Total Rockwood Specialties Group, Inc.
stockholder’s equity	1,334.5	(465.6)	1,471.0	(1,513.9)	826.0
Noncontrolling interest	—	—	288.4	—	288.4
Total equity	1,334.5	(465.6)	1,759.4	(1,513.9)	1,114.4
Total liabilities and equity	$3,532.4	$993.7	$7,603.1	$(7,370.7)	$4,758.5

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$155.9	$(183.0)	$21.7	$(5.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(1.2)	(0.1)	(2.1)	(3.4)
Depreciation and amortization	—	27.5	109.5	137.0
Deferred financing costs amortization	0.2	0.5	3.9	4.6
Loss on early extinguishment of debt, net (a)	5.7	2.0	18.0	25.7
Foreign exchange loss (gain), net	3.3	0.1	(14.3)	(10.9)
Fair value adjustment of derivatives	(5.0)	—	2.4	(2.6)
Bad debt provision	—	0.5	(0.1)	0.4
Stock-based compensation	—	1.1	0.4	1.5
Deferred income taxes	(1.6)	4.1	(18.9)	(16.4)
Loss on sale of assets and other	—	0.1	—	0.1
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(0.6)	(5.9)	(6.5)
Inventories	—	29.2	71.2	100.4
Prepaid expenses and other assets	0.3	0.2	(3.7)	(3.2)
Accounts payable	—	(1.7)	(39.0)	(40.7)
Income taxes payable	2.4	(0.3)	(5.7)	(3.6)
Accrued expenses and other liabilities	23.7	(46.5)	(23.6)	(46.4)
Intercompany operating activities, net	231.5	(178.0)	(53.5)	—
Net cash provided by (used in) operating activities of continuing operations	415.2	(344.9)	60.3	130.6
Net cash provided by operating activities of discontinued operations	—	—	—	—
Net cash provided by (used in) operating activities	415.2	(344.9)	60.3	130.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	—	—	(0.3)	(0.3)
Capital expenditures, excluding capital leases	—	(16.7)	(64.5)	(81.2)
Proceeds on sale of assets	—	2.0	4.8	6.8
Net cash used in investing activities of continuing operations	—	(14.7)	(60.0)	(74.7)
Net cash used in investing activities of discontinued operations	—	(0.4)	—	(0.4)
Net cash used in investing activities	—	(15.1)	(60.0)	(75.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of 2014 Notes	(146.8)	—	—	(146.8)
Prepayment of senior secured debt	(40.8)	—	(61.5)	(102.3)
Repayment of senior secured debt	(11.9)	—	(24.9)	(36.8)
Payments on other long-term debt	—	—	(5.4)	(5.4)
Deferred financing costs	(13.7)	—	—	(13.7)
Fees related to early extinguishment of debt	(8.3)	—	—	(8.3)
Loan from Viance noncontrolling shareholder	—	—	2.0	2.0
Contractual advance to Titanium Dioxide Pigments noncontrolling shareholder	—	—	(1.3)	(1.3)
Intercompany financing related activity	(455.9)	373.0	82.9	—
Net cash (used in) provided by financing activities of continuing operations	(677.4)	373.0	(8.2)	(312.6)
Net cash used in financing activities of discontinued operations	—	—	—	—
Net cash (used in) provided by financing activities	(677.4)	373.0	(8.2)	(312.6)
Effect of exchange rate changes on cash and cash equivalents	—	(0.2)	(13.7)	(13.9)
Net (decrease) increase in cash and cash equivalents	(262.2)	12.8	(21.6)	(271.0)
Cash and cash equivalents of continuing operations, beginning of period	272.7	11.5	184.5	468.7
Cash and cash equivalents of continuing operations, end of period	$10.5	$24.3	$162.9	$197.7

(a) Includes the write-off of deferred financing costs of $20.9 and lender fees related to the early extinguishment of debt of $11.1, partially offset by a discount on the prepayment of the 2014 Notes of $6.3.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11.3	$4.2	$90.8	$106.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations, net of tax	—	(1.4)	—	(1.4)
Depreciation and amortization	—	22.3	102.7	125.0
Deferred financing costs amortization	0.2	0.5	4.0	4.7
Foreign exchange (gain) loss, net	(19.4)	0.3	4.8	(14.3)
Fair value adjustment of derivatives	(6.4)	—	3.2	(3.2)
Bad debt provision	—	(0.3)	1.3	1.0
Stock-based compensation	—	2.6	1.5	4.1
Deferred income taxes	(0.9)	3.7	13.9	16.7
Gain on sale of assets and other	—	—	0.4	0.4
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(27.5)	(62.5)	(90.0)
Inventories	—	(13.1)	(1.6)	(14.7)
Prepaid expenses and other assets	2.8	0.4	4.6	7.8
Accounts payable	—	0.7	(13.8)	(13.1)
Income taxes payable	0.9	(2.6)	1.6	(0.1)
Accrued expenses and other liabilities	(3.0)	(9.0)	3.2	(8.8)
Intercompany operating activities, net	2.5	13.6	(16.1)	—
Net cash (used in) provided by operating activities of continuing operations	(12.0)	(5.6)	138.0	120.4
Net cash provided by operating activities of discontinued operations	—	3.3	—	3.3
Net cash (used in) provided by operating activities	(12.0)	(2.3)	138.0	123.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	—	(1.6)	(9.8)	(11.4)
Post closing purchase price consideration	—	—	29.1	29.1
Post closing purchase price consideration, related intercompany	10.0	—	(10.0)	—
Capital expenditures, excluding capital leases	—	(14.4)	(89.8)	(104.2)
Proceeds on sale of assets	—	2.2	0.7	2.9
Net cash provided by (used in) investing activities of continuing operations	10.0	(13.8)	(79.8)	(83.6)
Net cash used in investing activities of discontinued operations	—	(4.9)	—	(4.9)
Net cash provided by (used in) investing activities	10.0	(18.7)	(79.8)	(88.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured credit facilities	(12.6)	—	(20.9)	(33.5)
Payments on other long-term debt	—	—	(5.6)	(5.6)
Equity contributions	0.2	—	—	0.2
Deferred financing costs	—	—	(3.0)	(3.0)
Distribution to noncontrolling shareholder	—	—	(2.9)	(2.9)
Intercompany financing related activity	59.3	(67.0)	7.7	—
Net cash provided by (used in) financing activities of continuing operations	46.9	(67.0)	(24.7)	(44.8)
Net cash used in financing activities of discontinued operations	—	—	—	—
Net cash provided by (used in) financing activities	46.9	(67.0)	(24.7)	(44.8)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(0.3)	1.2	(0.2)
Net increase (decrease) in cash and cash equivalents	43.8	(88.3)	34.7	(9.8)
Cash and cash equivalents of continuing operations, beginning of period	370.7	(84.3)	60.5	346.9
Cash and cash equivalents of continuing operations, end of period	$414.5	$(172.6)	$95.2	$337.1

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In 2008, we completed the sale of our pool and spa chemicals business and in 2007, we completed the sale of our Groupe Novasep and Electronics segments. As a result, our condensed consolidated financial statements have been reclassified to reflect these segments as discontinued operations for all periods presented. See Note 3, “Discontinued Operations,” for further details.

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

Unless otherwise noted, all balance sheet related items which are denominated in euros are converted at the June 30, 2009 exchange rate of €1.00 = $1.4033.

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

We are focused on growth, productivity, cost reduction, margin expansion, bolt-on acquisitions, divestment of non-core businesses and debt reduction. In connection with this focus, among other things:

•                  We have cut costs, reduced overhead and eliminated duplicative positions in both acquired and existing businesses. In the fourth quarter of 2008, a restructuring plan was implemented in our Surface Treatment business within our Specialty Chemicals segment which included headcount reductions and the closure of two manufacturing facilities in 2009;

•                  In the fourth quarter of 2008, we reduced overhead and eliminated duplicative positions throughout the Company as part of our global cost control initiatives.  To cope with the downturn in the economy, we have continued this activity in the first half of 2009, and we remain focused on reducing costs, improving productivity, and conserving cash by controlling working capital and capital spending;

•                  We acquired Holliday Pigments in August 2008, which is included in our Color Pigments and Service business, and in September 2008, we acquired Nalco’s Finishing Technologies business which is included in our Specialty Chemicals segment;

•                  We completed the Titanium Dioxide Pigments venture with Kemira in September 2008. See Note 7, “Acquisitions,” for further details;

•                  In October 2008, we completed the sale of our pool and spa chemicals business; and

•                  In the first half of 2009, we repurchased a portion of our Euro-denominated senior subordinated notes due in 2014, voluntarily prepaid a portion of our senior secured term loans and amended our senior secured credit agreement.  See discussion below in “Liquidity and Capital Resources” for further details.

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

Specialty Chemicals

•                  Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. Sales growth in the Surface Treatment business occurred in 2008 in most markets and regions served, primarily aerospace, general industrial and European automotive industries. This growth was driven by price increases and the impact of bolt-on acquisitions that offset raw material cost increases and lower volumes from a slowdown in the automotive markets.  In the first six months of 2009, results declined on lower volumes in most businesses.  Results for the remainder of 2009 could be negatively impacted by continued economic downturns in all business sectors and regions.

•                  Demand for our lithium products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand for lithium carbonate in industrial applications, the aluminum business, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Growth in the Fine Chemicals business occurred in 2008 in most market segments, driven by price increases and higher volumes of lithium applications.  In the first six months of 2009, lower volumes in most applications, particularly in lithium and metal sulfide applications, had a negative impact on results.  A continued economic downturn could have a negative impact on the results of this business for the remainder of 2009.

Performance Additives

•                  Generally, a trend towards the increased use of colored concrete products in the construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market negatively impacted construction sales.  North American and European volumes were lower in 2008 and continued to decline in the first six months of 2009.  A continued slowdown in the construction industry could have a negative impact on our results for the remainder of 2009.

•                  Demand for our wood protection products, in particular alkaline copper quaternary, or ACQ, is generally driven by new construction, as well as remodeling and renovations.  The market position of ACQ was negatively impacted in 2008 and the first half of 2009 by customer shifts to substitute products, a general slowdown in the construction market and the use of wood substitutes. These trends are expected to continue for the remainder of 2009.  In 2008, we introduced our newest Ecolife system which utilizes Ecovance, a high-performance non-metallic preservative with enhanced environmental benefits. Commercialization began in 2008, but did not have a significant impact in 2008 or the first half of 2009.  We do not expect these products to have a significant impact for the remainder of the year.

•                  In the Clay-based Additives business, net sales increased in 2008 as increased selling prices and volumes for oilfield applications and increased selling prices of coatings and inks were partially offset by lower volumes of coatings and carbonless applications.  As a result of the economic slowdown, volumes were lower in most applications in the first six months of 2009.   A continued economic slowdown could have a negative impact on the results of this business for the remainder of 2009.

•                  Raw material costs have increased in the first six months of 2009 in the Performance Additives segment. Our ability to pass on additional selling price increases for raw material increases in 2009 is uncertain in these businesses.

Titanium Dioxide Pigments

•                  Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, construction, cosmetics, pharmaceutical, food, paper and plastics industries. Market conditions, including pricing pressure and current industry overcapacity, have continued to negatively impact this segment. Volumes and selling prices in fiber anatase applications decreased in 2008.  In the first six months of 2009, lower volumes of fiber anatase applications were partially offset by increased selling prices.  Sales of titanium dioxide products in rutile grade were down in 2008 due to lower selling prices, partially offset by slightly higher volumes.  In the first six months of 2009, sales of rutile applications were up due to higher volumes as a result of the venture with Kemira that was completed on September 1, 2008, partially offset by lower selling prices.  Our functional additives sales were down in 2008 and in the first six months of 2009 on lower volumes, partially offset by increased selling prices in both years.  A continued economic downturn could have a negative impact on the results of these applications for the remainder of 2009.

Advanced Ceramics

•                  Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. Although the volume of our products used in medical device applications sold experienced double-digit growth each year from 2001 through 2005, in 2006 some customers in the U.S. reduced their demand due to high inventory levels and delayed approvals resulting in lower volumes. However, sales of our medical device applications increased in 2008 on higher volumes and continued to increase in the first six months of 2009.  We expect this trend to continue throughout the remainder of 2009.

•                  Despite the negative impact of pricing pressure from Asian competitors, sales of ceramic products for use in cutting tool products were up slightly in 2008 on higher volumes.  However, sales of these applications were lower in the first half of 2009.  Sales of mechanical systems and applications, electronic applications and multi-functional applications were down in 2008 and in the first half of 2009 from lower volumes. Volumes for these applications, particularly cutting tools, electronics and multi-functional, as well as other industrial driven applications, could be negatively impacted by a continued economic downturn, particularly in the automotive industry.

Specialty Compounds

•                  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Newly developed non-halogen products for wire and cable data communication, military and other applications have expanded business in North America for those applications and created opportunities in Europe.  However, as a result of a general downturn in the wire and cable market, volumes of wire and cable products were down in 2008 and in the first six months of 2009.  A continued economic downturn could have a negative impact on our wire and cable applications for the remainder of 2009.

•                  Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product, but many are also application specific, such as automotive. We are focusing more of our efforts towards increasing high margin specialty products, in particular, thermoplastic elastomers, and less of our efforts in automotive and footwear. Our net sales in consumer/industrial thermoplastic elastomers were flat in 2008, but were lower in the first six months of 2009.  Net sales of regulated packaging were lower in 2008 and in the first six months of 2009.  Results for the remainder of 2009 could be negatively impacted by continued economic downturns in these applications.

•                  Raw material prices for polyvinyl chloride (“PVC”) resin and plasticizers, key raw materials used in the production of wire and cable products, were down in the first half of 2009 and are expected to be lower for the remainder of 2009 compared to prior year.

Global Exposure

We operate a geographically diverse business. Of our 2008 net sales, 54% were shipments to Europe, 29% to North America (predominantly the United States) and 17% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 3, “Segment Information” in our 2008 Form 10-K.

We estimate that we sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 94 manufacturing facilities in 26 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the three and six months ended June 30, 2009, the average exchange rate of the euro against the U.S. dollar was lower compared to the same period in 2008. As a result, our net sales, gross profit and operating income were negatively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

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

Energy Costs

In 2008, energy purchases represented approximately 7% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Natural gas prices in North America were higher during 2008, but were down in the first six months of 2009.  Natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, have historically been relatively stable, although prices were higher in 2008 and the first six months of 2009.

Income Taxes

We recorded an income tax provision of $10.6 million in the second quarter of 2009 on income from continuing operations before taxes of $8.6 million. The income tax provision in the second quarter of 2009 was positively impacted by $2.0 million of nonrecurring items primarily related to foreign taxes and negatively impacted by $6.6 million of domestic tax costs allocated from other comprehensive income and the domestic valuation allowance.

In the second quarter of 2009, the worldwide valuation allowance increased by $26.0 million. This was primarily due to an increase of $4.1 million related to net operating losses and a $22.4 million increase due to domestic losses in other comprehensive income. Of the $26.0 million increase in the valuation allowance for the second quarter of 2009, $4.1 million impacted the tax provision.

Acquisitions

In 2008, we made acquisitions pursuant to our business strategy of achieving profitable growth. See Note 7, “Acquisitions,” for further details.

Special Charges and Credits

During the periods presented, we incurred certain special charges that included systems/organization establishment expenses, restructuring and other severance costs, foreign exchange gains and losses and a loss on the early extinguishment of debt, net. See “Items excluded from Adjusted EBITDA” section in Note 4, “Segment Information,” for a discussion of special charges and credits recorded in the three and six months ended June 30, 2009 and 2008.

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

For presentation purposes within this report, we use the computation set forth in our senior secured credit agreement as a basis which reflects management’s interpretations thereof. Management has determined that stock-based compensation costs, which are non-cash charges, will not be an adjustment in calculating Adjusted EBITDA as these costs will be an ongoing recurring cost to the Company. These costs are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Specifically, the calculation of Adjusted EBITDA according to the indenture underlying our senior subordinated notes, due in 2014 (“2014 Notes”) and the facility agreement governing our Titanium Dioxide Pigments venture excludes certain adjustments prescribed within the senior secured credit agreement. Given that borrowings under the senior secured credit agreement are secured by most of our assets and given that the calculation does not materially differ from the calculation of Adjusted EBITDA for performance measurement purposes, we believe this is the most appropriate computation of Adjusted EBITDA to present.

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

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income Attributable to Rockwood Specialties Group, Inc. to Adjusted EBITDA for the three and six months ended June 30, 2009 and 2008), including as a percentage of net sales, for the periods presented.  See Note 4, “Segment Information,” for segment information and a reconciliation to income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2009	2008	2009	2008
Statement of operations data:
Net sales:
Specialty Chemicals	$236.2	$335.5	$461.5	$647.2
Performance Additives	180.1	242.3	335.4	453.6
Titanium Dioxide Pigments	164.3	124.3	303.3	240.2
Advanced Ceramics	97.1	145.3	185.0	278.5
Specialty Compounds	51.6	73.2	102.7	142.2
Corporate and other	1.1	2.6	2.5	5.3
Total net sales	730.4	923.2	1,390.4	1,767.0

Gross profit	203.2	283.3	385.3	555.8
	27.8%	30.7%	27.7%	31.5%
Selling, general and administrative expenses	151.0	175.8	296.1	342.4
	20.7%	19.0%	21.3%	19.4%
Restructuring and other severance costs	4.0	1.5	11.8	2.3
Loss on sale of assets and other	—	0.8	0.1	0.9
Operating income (loss):
Specialty Chemicals	37.0	64.3	66.2	127.9
	15.7%	19.2%	14.3%	19.8%
Performance Additives	4.4	17.4	6.2	32.9
	2.4%	7.2%	1.8%	7.3%
Titanium Dioxide Pigments	0.4	0.5	2.8	10.4
	0.2%	0.4%	0.9%	4.3%
Advanced Ceramics	11.6	32.6	14.2	58.9
	11.9%	22.4%	7.7%	21.1%
Specialty Compounds	6.2	6.9	11.3	12.6
	12.0%	9.4%	11.0%	8.9%
Corporate and other	(11.4)	(16.5)	(23.4)	(32.5)
Total operating income	48.2	105.2	77.3	210.2
Other expenses, net:
Interest expense	(28.9)	(9.7)	(78.6)	(83.4)
Interest income	0.4	1.4	0.8	3.6
Loss on early extinguishment of debt, net	(27.9)	—	(25.7)	—
Foreign exchange gain (loss), net	16.5	(0.8)	10.9	14.3
Other, net	0.3	0.1	0.4	0.5
Other expenses, net	(39.6)	(9.0)	(92.2)	(65.0)
Income (loss) from continuing operations before taxes	8.6	96.2	(14.9)	145.2
Income tax provision (benefit)	10.6	20.6	(6.1)	40.3
(Loss) income from continuing operations	(2.0)	75.6	(8.8)	104.9
Income from discontinued operations, net of tax	1.1	2.4	3.4	1.4
Net (loss) income	(0.9)	78.0	(5.4)	106.3
Net loss (income) attributable to the noncontrolling interest	2.6	—	5.6	(0.6)
Net income attributable to Rockwood Specialties Group, Inc.	$1.7	$78.0	$0.2	$105.7

Adjusted EBITDA:
Specialty Chemicals	$57.5	$82.1	$107.8	$162.6
	24.3%	24.5%	23.4%	25.1%
Performance Additives	22.3	37.2	42.9	70.9
	12.4%	15.4%	12.8%	15.6%
Titanium Dioxide Pigments	19.5	14.1	41.0	36.3
	11.9%	11.3%	13.5%	15.1%
Advanced Ceramics	26.1	44.9	43.9	83.4
	26.9%	30.9%	23.7%	29.9%
Specialty Compounds	8.9	10.1	16.7	18.8
	17.2%	13.8%	16.3%	13.2%
Corporate and other	(9.0)	(13.3)	(17.8)	(27.7)
Total Adjusted EBITDA (a)	$125.3	$175.1	$234.5	$344.3

(a)                This amount does not include $3.2 million and $2.4 million of Adjusted EBITDA for the three and six months ended June 30, 2008 from the pool and spa chemicals business sold in October 2008.

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three months ended June 30, 2009 versus 2008				Change: Six months ended June 30, 2009 versus 2008
			Constant	Constant			Constant	Constant
		%	Currency	Currency		%	Currency	Currency
($ in millions)	Total	Change	Effect (a)	Basis	Total	Change	Effect (a)	Basis
Statement of operations data:
Net sales:
Specialty Chemicals	$(99.3)	(29.6)%	$(26.3)	$(73.0)	$(185.7)	(28.7)%	$(54.4)	$(131.3)
Performance Additives	(62.2)	(25.7)	(15.1)	(47.1)	(118.2)	(26.1)	(30.0)	(88.2)
Titanium Dioxide Pigments	40.0	32.2	(13.4)	53.4	63.1	26.3	(24.3)	87.4
Advanced Ceramics	(48.2)	(33.2)	(12.1)	(36.1)	(93.5)	(33.6)	(23.4)	(70.1)
Specialty Compounds	(21.6)	(29.5)	(4.7)	(16.9)	(39.5)	(27.8)	(11.0)	(28.5)
Corporate and other	(1.5)	(57.7)	(0.2)	(1.3)	(2.8)	(52.8)	(0.4)	(2.4)
Total net sales	(192.8)	(20.9)	(71.8)	(121.0)	(376.6)	(21.3)	(143.5)	(233.1)

Gross profit	(80.1)	(28.3)	(20.2)	(59.9)	(170.5)	(30.7)	(39.8)	(130.7)
Selling, general and administrative expenses	(24.8)	(14.1)	(15.7)	(9.1)	(46.3)	(13.5)	(31.7)	(14.6)
Restructuring and other severance costs	2.5			2.5	9.5			9.5
Loss on sale of assets and other	(0.8)			(0.8)	(0.8)			(0.8)
Total operating expenses	(23.1)	(13.0)	(15.7)	(7.4)	(37.6)	(10.9)	(31.7)	(5.9)
Operating income (loss):
Specialty Chemicals	(27.3)	(42.5)	(2.5)	(24.8)	(61.7)	(48.2)	(4.3)	(57.4)
Performance Additives	(13.0)	(74.7)	(0.8)	(12.2)	(26.7)	(81.2)	(1.2)	(25.5)
Titanium Dioxide Pigments	(0.1)	(20.0)	0.4	(0.5)	(7.6)	(73.1)	(0.3)	(7.3)
Advanced Ceramics	(21.0)	(64.4)	(2.0)	(19.0)	(44.7)	(75.9)	(3.0)	(41.7)
Specialty Compounds	(0.7)	(10.1)	(0.1)	(0.6)	(1.3)	(10.3)	(0.3)	(1.0)
Corporate and other	5.1	30.9	0.5	4.6	9.1	28.0	1.0	8.1
Total	(57.0)	(54.2)	(4.5)	(52.5)	(132.9)	(63.2)	(8.1)	(124.8)
Other expenses, net:
Interest expense	(19.2)	197.9	1.0	(20.2)	4.8	(5.8)	2.3	2.5
Interest income	(1.0)	(71.4)	—	(1.0)	(2.8)	(77.8)	(0.1)	(2.7)
Loss on early extinguishment of debt, net	(27.9)				(25.7)
Foreign exchange gain (loss), net	17.3				(3.4)
Other, net	0.2				(0.1)
Other expenses, net	(30.6)				(27.2)
Income (loss) from continuing operations before taxes
Specialty Chemicals	(38.4)				(77.9)
Performance Additives	(15.2)				(28.6)
Titanium Dioxide Pigments	4.1				(4.3)
Advanced Ceramics	(26.8)				(51.7)
Specialty Compounds	(1.5)				(2.3)
Corporate and other	(9.8)				4.7
Total	(87.6)				(160.1)
Income tax provision (benefit)	(10.0)				(46.4)
(Loss) income from continuing operations	(77.6)				(113.7)
Income from discontinued operations, net of tax	(1.3)				2.0
Net (loss) income	(78.9)				(111.7)
Net loss (income) attributable to the noncontrolling interest	2.6				6.2
Net income attributable to Rockwood Specialties Group, Inc.	$(76.3)				$(105.5)
Adjusted EBITDA:
Specialty Chemicals	$(24.6)	(30.0)%	$(4.3)	$(20.3)	$(54.8)	(33.7)%	$(8.2)	$(46.6)
Performance Additives	(14.9)	(40.1)	(2.0)	(12.9)	(28.0)	(39.5)	(3.7)	(24.3)
Titanium Dioxide Pigments	5.4	38.3	(1.4)	6.8	4.7	12.9	(3.7)	8.4
Advanced Ceramics	(18.8)	(41.9)	(3.6)	(15.2)	(39.5)	(47.4)	(6.2)	(33.3)
Specialty Compounds	(1.2)	(11.9)	(0.5)	(0.7)	(2.1)	(11.2)	(1.2)	(0.9)
Corporate and other	4.3	32.3	0.4	3.9	9.9	35.7	0.8	9.1
Total Adjusted EBITDA	$(49.8)	(28.4)%	$(11.4)	$(38.4)	$(109.8)	(31.9)%	$(22.2)	$(87.6)

(a)                The constant currency effect is the translation impact calculated based on the change in the applicable rate, primarily the euro, to the U.S. dollar exchange rate for the applicable period.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Overview

Net sales decreased $192.8 million in the second quarter of 2009 compared with the same period in the prior year primarily due to lower volumes and the negative impact of currency changes of $71.8 million, partially offset by increased selling prices of $24.0 million and bolt-on acquisitions, particularly the Titanium Dioxide Pigments venture with Kemira. See further discussion by segment below.

Operating income and Adjusted EBITDA decreased in the second quarter of 2009 compared with the same period in the prior year primarily due to lower sales volumes and the negative impact of currency changes. This was partially offset by higher selling prices and lower corporate costs due to decreased incentive compensation-related costs and lower professional fees, as well as other cost control measures throughout the Company.

Net income from continuing operations decreased $77.6 million compared with the same period in the prior year due to the reasons noted above, a loss on the early extinguishment of debt, net of $27.9 million primarily related to the amendment of our senior secured credit facility in June 2009 and higher interest expense due to a decrease in mark-to-market gains on our interest rate hedging instruments.  This was partially offset by increased foreign exchange gains on financing activities recorded in the second quarter of 2009.

Income from discontinued operations, net of tax decreased $1.3 million in the second quarter of 2009 and was primarily due to the absence of income from the sale of the pool and spa chemicals business in October 2008.

Net loss attributable to noncontrolling interest of $2.6 million was recorded in the second quarter of 2009 and relates to losses recorded in our Viance LLC timber treatment and Titanium Dioxide Pigment’s ventures.

Net income attributable to Rockwood Specialties Group, Inc. decreased $76.3 million in the second quarter of 2009 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.   Net sales decreased $99.3 million over the prior year primarily due to lower volumes and the negative impact of currency changes of $26.3 million.  In the Fine Chemicals business, lower volumes driven by lower demand across most industries were partially offset by higher selling prices. Net sales in the Surface Treatment business were lower on decreased volumes, particularly in general industrial and automotive applications, partially offset by higher selling prices and the impact of a bolt-on acquisition in September 2008.

Performance Additives.   Net sales decreased $62.2 million over the prior year primarily due to lower volumes of construction-related products in our Color Pigments and Services and Timber Treatment Chemicals businesses, lower volumes in our Clay-based Additives business and the negative impact of currency changes of $15.1 million. This decrease was partially offset by increased selling prices, particularly in Color Pigments and Services, cost control measures and the impact of a bolt-on acquisition in August 2008.

Titanium Dioxide Pigments.   Net sales increased $40.0 million over the prior year due to the completion of the venture with Kemira on September 1, 2008, as well as increased selling prices.  This was partially offset by lower volumes of titanium dioxide products and functional additives, and the negative impact of currency changes of $13.4 million.

Advanced Ceramics.   Net sales decreased $48.2 million over the prior year primarily due to lower volumes in most applications and the negative impact of currency changes of $12.1 million, partially offset by the impact of a bolt-on acquisition in October 2008.

Specialty Compounds.   Net sales decreased $21.6 million over the prior year primarily due to lower volumes in most applications, particularly in wire and cable, and the negative impact of currency changes of $4.7 million.

Corporate and other.   Net sales decreased $1.5 million over the prior year primarily due to lower volumes in the European wafer reclaim business.

Gross profit

Gross profit decreased $80.1 million over the prior year primarily due to the sales volume decreases noted above and the negative impact of currency changes of $20.2 million.  In addition, depreciation and amortization costs were higher in most businesses primarily from the impact of acquisitions. The decrease in gross profit was partially offset by cost control measures undertaken throughout the Company.  Gross profit as a percentage of net sales decreased to 27.8% in the second quarter of 2009 from 30.7% in the second quarter of 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, decreased $24.8 million over the prior year primarily due to the impact of currency changes of $15.7 million, lower compensation-related costs and professional fees, as well as other cost control measures undertaken throughout the Company.  Lower compensation-related costs include the reversal of certain long-term incentive compensation program accruals of $1.4 million for which related targets are no longer expected to be achieved.  SG&A expenses as a percentage of net sales were 20.7% and 19.0% in the second quarter of 2009 and 2008, respectively.

Restructuring and other severance costs

We recorded $4.0 million of restructuring and other severance costs in the second quarter of 2009 throughout the Company.  These charges primarily relate to headcount reductions as part of our global cost control initiatives.  We recorded $1.5 million of restructuring charges in the second quarter of 2008 for restructuring actions in the Performance Additives, Advanced Ceramics and Specialty Chemicals segments for miscellaneous headcount reductions. See Note 14, “Restructuring and Other Severance Costs,” for further details.

Operating income

Specialty Chemicals.   Operating income decreased $27.3 million over the prior year primarily due to the lower volumes discussed above, the negative impact of currency changes of $2.5 million, increased reserves of $1.9 million covering a legacy obligation assumed in connection with the acquisition of Dynamit Nobel in 2004 and increased depreciation and amortization costs of $0.7 million.  This decrease was partially offset by higher selling prices, cost control measures and the impact of a bolt-on acquisition.

Performance Additives.   Operating income decreased $13.0 million over the prior year due to the lower volumes discussed above and increased restructuring and other severance costs of $0.7 million.  This decrease was partially offset by higher selling prices, cost control measures and the impact of a bolt-on acquisition.

Titanium Dioxide Pigments.   Operating income decreased $0.1 million over the prior year primarily due to the lower volumes noted above and increased depreciation and amortization costs of $6.0 million primarily related to the Kemira venture completed in September 2008. This was partially offset by increased sales related to the Kemira venture, cost control measures, as well as lower raw material and energy costs of $6.9 million.

Advanced Ceramics.   Operating income decreased $21.0 million over the prior year primarily due to the lower volumes noted above and increased restructuring and other severance costs of $1.4 million. This decrease was partially offset by cost control measures and the impact of a bolt-on acquisition in October 2008.

Specialty Compounds.   Operating income decreased $0.7 million over the prior year primarily due to the lower volumes noted above, partially offset by lower raw material costs of $3.0 million, particularly PVC resin and plasticizer costs, and cost control measures.

Corporate and other. Operating loss decreased $5.1 million primarily due to lower compensation-related costs and professional fees, as well as other cost control measures undertaken throughout the Company, partially offset by the lower sales volumes noted above.  Lower compensation-related costs include the reversal of certain long-term incentive compensation accruals of $1.4 million related to performance targets that are no longer expected to be achieved.

Other income (expenses)

Interest expense.  Interest expense increased $19.2 million in the second quarter of 2009 compared to the same period in the prior year. The second quarter of 2009 and 2008 included non-cash gains of $12.2 million and $34.0 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these gains, interest expense decreased $2.6 million primarily due to lower interest rates and debt repayments, partially offset by debt incurred during the third quarter of 2008 related to the Titanium Dioxide Pigments venture with Kemira.

Interest income.  Interest income decreased $1.0 million in the second quarter of 2009 compared to the same period in the prior year due to lower average cash balances in the second quarter of 2009 compared to the same period in the prior year and lower short-term average interest rates.

Loss on early extinguishment of debt, net.  In the second quarter of 2009, we recorded a loss on early extinguishment of debt, net of $27.9 million primarily related to the amendment of our senior secured credit facility on June 15, 2009.  This included the write-off of $19.5 million of deferred financing costs and $11.1 million of lender fees that were expensed.  This was partially offset by a discount of $2.7 million related to the repurchase of $137.7 million in aggregate principal amount of our Euro-denominated 2014 Notes.

Foreign exchange, net.   In the second quarter of 2009, we had foreign exchange gains of $16.5 million primarily due to the impact of the stronger pound sterling as of June 30, 2009 versus March 31, 2009 in connection with non-operating Euro-denominated transactions.  In the second quarter of 2008, foreign exchange losses of $0.8 million were reported due to the impact of the weaker euro as of June 30, 2008 versus March 31, 2008 related to non-operating Euro-denominated transactions.

Provision for income taxes

We recorded an income tax provision of $10.6 million in the second quarter of 2009 on income from continuing operations before taxes of $8.6 million. The income tax provision in the second quarter of 2009 was positively impacted by $2.0 million of nonrecurring items primarily related to foreign taxes and negatively impacted by $6.6 million of domestic tax costs allocated from other comprehensive income and the domestic valuation allowance. The effective income tax rate was 21.4% for the second quarter of 2008 and was positively impacted by domestic income which was not tax effected due to the Company’s valuation allowance position.

(Loss) income from continuing operations

Loss from continuing operations for the second quarter of 2009 was $2.0 million as compared to income from continuing operations of $75.6 million for the second quarter of 2008 for the reasons described above.

Income (loss) from discontinued operations, net of tax

Income from discontinued operations, net of tax was $1.1 million in the second quarter of 2009 and was related to the reversal of certain reserves in connection with the sale of the Electronics business in December 2007.  Income from discontinued operations, net of tax was $2.4 million in the second quarter of 2008 from operating the pool and spa chemicals business that was sold in October 2008.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest for the second quarter of 2009 was $2.6 million.  Noncontrolling interest represents the noncontrolling interest portion of the Viance, LLC joint venture and the noncontrolling interest portion of the Titanium Dioxide Pigments venture.  The loss attributable to noncontrolling interest in the second quarter of 2009 is due to losses recorded in these ventures.

Net income attributable to Rockwood Specialties Group, Inc.

Net income attributable to Rockwood Specialties Group, Inc. for the second quarter of 2009 was $1.7 million (income of $0.6 million from continuing operations and income from discontinued operations of $1.1 million) as compared to net income attributable to Rockwood Specialties Group, Inc. of $78.0 million (income of $75.6 million from continuing operations and income from discontinued operations of $2.4 million) for the same period in the prior year for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA decreased $24.6 million over the prior year primarily due to the lower volumes as discussed above, as well as the negative impact of currency changes of $4.3 million.  This decrease was partially offset by higher selling prices, cost control measures and the impact of a bolt-on acquisition.

Performance Additives.   Adjusted EBITDA decreased $14.9 million over the prior year due to the lower volumes as discussed above, as well as the negative impact of currency changes of $2.0 million.  This decrease was partially offset by higher selling prices, cost control measures and the impact of a bolt-on acquisition.

Titanium Dioxide Pigments.   Adjusted EBITDA increased $5.4 million over the prior year due to increased sales related to the completion of the venture with Kemira, cost control measures and lower raw material and energy costs of $6.9 million. This was partially offset by the negative impact of currency changes of $1.4 million and lower sales volumes.

Advanced Ceramics.   Adjusted EBITDA decreased $18.8 million over the prior year primarily due to the lower volumes noted above and the negative impact of currency changes of $3.6 million. This decrease was partially offset by cost control measures and the impact of a bolt-on acquisition.

Specialty Compounds.   Adjusted EBITDA decreased $1.2 million over the prior year due to the lower volumes noted above and the negative impact of currency changes of $0.5 million, partially offset by lower raw material costs of $3.0 million and cost control measures.

Corporate and other. Adjusted EBITDA increased $4.3 million primarily due to the reasons described above.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Overview

Net sales decreased $376.6 million in the six months ended June 30, 2009 compared with the same period in the prior year primarily due to lower volumes and the negative impact of currency changes of $143.5 million, partially offset by increased selling prices of $61.9 million and bolt-on acquisitions, particularly the Titanium Dioxide Pigments venture with Kemira. See further discussion by segment below.

Operating income and Adjusted EBITDA decreased in the six months ended June 30, 2009 compared with the same period in the prior year primarily due to lower sales volumes, higher raw material costs and the negative impact of currency changes. This was partially offset by higher selling prices and lower corporate costs due to decreased incentive compensation-related costs and lower professional fees, as well as other cost control measures throughout the Company.

Net income from continuing operations decreased $113.7 million in the six months ended June 30, 2009 compared with the same period in the prior year due to the reasons noted above, a loss on the early extinguishment of debt, net of $25.7 million primarily related to the amendment of our senior secured credit facility in June 2009 and lower foreign exchange gains on financing activities recorded in the six months ended June 30, 2009.

Income from discontinued operations, net of tax increased $2.0 million in the six months ended June 30, 2009 and was primarily due to the favorable resolution of a claim against the Company’s former Groupe Novasep business and the reversal of certain reserves in connection with the sale of the Electronics business in December 2007.

Net loss attributable to noncontrolling interest increased $6.2 million in the six months ended June 30, 2009 and was due to losses recorded in our Viance LLC and Titanium Dioxide Pigment’s ventures in the first half of 2009.

Net income attributable to Rockwood Specialties Group, Inc. decreased $105.5 million in the six months ended June 30, 2009 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.   Net sales decreased $185.7 million over the prior year primarily due to lower volumes and the negative impact of currency changes of $54.4 million.  In the Fine Chemicals business, lower volumes in most products, particularly in lithium and metal sulfide applications, were partially offset by higher selling prices. Net sales in the Surface Treatment business were lower on decreased volumes, particularly in general industrial and automotive applications, partially offset by higher selling prices and the impact of a bolt-on acquisition in September 2008.

Performance Additives.   Net sales decreased $118.2 million over the prior year primarily due to lower volumes of construction-related products in our Color Pigments and Services and Timber Treatment Chemicals businesses, lower volumes in our Clay-based Additives business and the negative impact of currency changes of $30.0 million. This decrease was partially offset by increased selling prices, cost control measures and the impact of a bolt-on acquisition in August 2008.

Titanium Dioxide Pigments.   Net sales increased $63.1 million over the prior year due to the completion of the venture with Kemira on September 1, 2008, as well as increased selling prices.  This was partially offset by lower volumes of titanium dioxide products and functional additives, and the negative impact of currency changes of $24.3 million.

Advanced Ceramics.   Net sales decreased $93.5 million over the prior year primarily due to lower volumes in most applications and the negative impact of currency changes of $23.4 million, partially offset by the impact of a bolt-on acquisition in October 2008 and higher volumes of medical applications.

Specialty Compounds.   Net sales decreased $39.5 million over the prior year primarily due to lower volumes in most applications, particularly in wire and cable, and the negative impact of currency changes of $11.0 million.

Corporate and other.   Net sales decreased $2.8 million over the prior year primarily due to lower volumes in the European wafer reclaim business.

Gross profit

Gross profit decreased $170.5 million over the prior year primarily due to the sales volume decreases noted above, raw material cost increases and the negative impact of currency changes of $39.8 million.  Raw material costs increased, particularly from the impact of higher phosphoric acid costs in our Specialty Chemicals segment and higher iron-oxide costs in our Color Pigments and Services business.  In addition, depreciation and amortization costs were higher in most businesses primarily from the impact of acquisitions.  The decrease in gross profit was partially offset by cost control measures undertaken throughout the Company.  Gross profit as a percentage of net sales decreased to 27.7% in the six months ended June 30, 2009 from 31.5% in the six months ended June 30, 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, decreased $46.3 million over the prior year primarily due to the impact of currency changes of $31.7 million, lower compensation-related costs and professional fees, as well as other cost control measures undertaken throughout the Company.  Lower compensation-related costs include the reversal of discretionary profit-sharing accruals of $2.6 million and the reversal of certain long-term incentive compensation program accruals of $2.7 million for which related targets are no longer expected to be achieved.  SG&A expenses as a percentage of net sales were 21.3% and 19.4% in the six months ended June 30, 2009 and 2008, respectively.

Restructuring and other severance costs

We recorded $11.8 million of restructuring and other severance costs in the six months ended June 30, 2009 throughout the Company.  These charges primarily relate to headcount reductions as part of our global cost control initiatives.  We recorded $2.3 million of restructuring charges in the six months ended June 30, 2008 for restructuring actions in the Performance Additives, Advanced Ceramics and Specialty Chemicals segments for miscellaneous headcount reductions. See Note 14, “Restructuring and Other Severance Costs,” for further details.

Operating income

Specialty Chemicals.   Operating income decreased $61.7 million over the prior year primarily due to the lower volumes discussed above, higher raw material costs of $9.1 million primarily for phosphoric acid, the negative impact of currency changes of $4.3 million and increased depreciation and amortization costs of $3.4 million.  This decrease was partially offset by higher selling prices, cost control measures and the impact of a bolt-on acquisition.

Performance Additives.   Operating income decreased $26.7 million over the prior year due to the lower volumes discussed above, higher raw material costs of $3.9 million, particularly iron-oxide costs in the Color Pigments and Services business, and increased restructuring and other severance costs of $3.0 million.  This decrease was partially offset by higher selling prices, cost control measures and the impact of a bolt-on acquisition.

Titanium Dioxide Pigments.   Operating income decreased $7.6 million over the prior year primarily due to the lower volumes noted above and increased depreciation and amortization costs of $11.7 million primarily related to the Kemira venture completed in September 2008. This was partially offset by increased sales related to the Kemira venture, cost control measures, as well as lower raw material and energy costs of $4.1 million.

Advanced Ceramics.   Operating income decreased $44.7 million over the prior year primarily due to the lower volumes noted above, increased restructuring and other severance costs of $4.3 million and the negative impact of currency changes of $3.0 million. This decrease was partially offset by cost control measures, the impact of a bolt-on acquisition in October 2008 and higher volumes of medical applications.

Specialty Compounds.   Operating income decreased $1.3 million over the prior year primarily due to the lower volumes noted above, partially offset by lower raw material costs of $4.2 million, particularly PVC resin and plasticizer costs, and cost control measures.

Corporate and other. Operating loss decreased $9.1 million primarily due to lower compensation-related costs and professional fees, as well as other cost control measures undertaken throughout the Company, partially offset by the lower sales volumes noted above.  Lower compensation-related costs include the reversal of certain long-term incentive compensation accruals of $2.7 million related to performance targets that are no longer expected to be achieved.

Other income (expenses)

Interest expense.  Interest expense decreased $4.8 million in the six months ended June 30, 2009 compared to the same period in the prior year. The six months ended June 30, 2009 and 2008 included non-cash gains of $2.6 million and $3.2 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these gains, interest expense decreased $5.4 million primarily due to lower interest rates and debt repayments, partially offset by debt incurred during the third quarter of 2008 related to the Titanium Dioxide Pigments venture with Kemira.

Interest income.  Interest income decreased $2.8 million in the six months ended June 30, 2009 compared to the same period in the prior year due to lower short-term average interest rates.

Loss on early extinguishment of debt, net.  For the six months ended June 30, 2009, we recorded a loss on early extinguishment of debt, net of $25.7 million primarily related to the write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $11.1 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes.

Foreign exchange, net.   For the six months ended June 30, 2009, foreign exchange gains of $10.9 million were reported primarily due to the impact of the stronger pound sterling as of June 30, 2009 versus December 31, 2008, in connection with non-operating Euro-denominated transactions. For the six months ended June 30, 2008, foreign exchange gains of $14.3 million were reported primarily due to the impact of the stronger euro as of June 30, 2008 versus December 31, 2007 related to intercompany financing arrangements.

Provision for income taxes

The effective income tax rate for the six months ended June 30, 2009 was 40.9% and an income tax benefit of $6.1 million was recorded for the six months ended June 30, 2009. The difference between the effective rate and the U.S. statutory rate of 35.0% in the six months ended June 30, 2009 primarily relates to a nonrecurring tax benefit related to foreign currency changes offset by a domestic valuation allowance. For the six months ended June 30, 2008, the difference between the effective tax rate of 27.8% and the U.S. statutory rate of 35.0% is primarily a function of  domestic income which is not tax effected as a result of a full valuation allowance and favorable European rate changes and geographic earnings mix.

(Loss) income from continuing operations

Loss from continuing operations for the six months ended June 30, 2009 was $(8.8) million as compared to income from continuing operations of $104.9 million for the six months ended June 30, 2008 for the reasons described above.

Income (loss) from discontinued operations, net of tax

Income from discontinued operations, net of tax was $3.4 million in the six months ended June 30, 2009 and was due to the favorable resolution of a claim against the Company’s former Groupe Novasep business and the reversal of certain reserves in connection with the sale of the Electronics business in December 2007.  Income from discontinued operations, net of tax was $1.4 million in the six months ended June 30, 2008 from operating the pool and spa chemicals business that was sold in October 2008.

Net loss (income) attributable to noncontrolling interest

Net loss (income) attributable to noncontrolling interest of $5.6 million and $(0.6) million for the six months ended June 30, 2009 and 2008, respectively, was recorded. Noncontrolling interest represents the noncontrolling interest portion of the Viance, LLC joint venture that was completed in January 2007 and the noncontrolling interest portion of the Titanium Dioxide Pigments venture completed in September 2008. The change from the prior year primarily relates to losses recorded in these ventures.

Net income attributable to Rockwood Specialties Group, Inc.

Net income attributable to Rockwood Specialties Group, Inc. for the six months ended June 30, 2009 was $0.2 million (loss of $3.2 million from continuing operations and income from discontinued operations of $3.4 million) as compared to net income attributable to Rockwood Specialties Group, Inc. of $105.7 million (income of $104.3 million from continuing operations and income from discontinued operations of $1.4 million) for the same period in the prior year for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.   Adjusted EBITDA decreased $54.8 million over the prior year primarily due to the lower sales volumes and higher raw material costs of $9.1 million as discussed above, as well as the negative impact of currency changes of $8.2 million.  This decrease was partially offset by higher selling prices, cost control measures and the impact of a bolt-on acquisition.

Performance Additives.   Adjusted EBITDA decreased $28.0 million over the prior year due to the lower sales volumes and higher raw material costs of $3.9 million as discussed above, as well as the negative impact of currency changes of $3.7 million.  This decrease was partially offset by higher selling prices, cost control measures and the impact of a bolt-on acquisition.

Titanium Dioxide Pigments.   Adjusted EBITDA increased $4.7 million over the prior year due to increased sales related to the completion of the venture with Kemira, cost control measures and lower raw material and energy costs of $4.1 million. This was partially offset by the negative impact of currency changes of $3.7 million and lower sales volumes.

Advanced Ceramics.   Adjusted EBITDA decreased $39.5 million over the prior year primarily due to the lower sales volumes noted above and the negative impact of currency changes of $6.2 million. This decrease was partially offset by cost control measures, the impact of a bolt-on acquisition in October 2008 and higher volumes of medical applications.

Specialty Compounds.   Adjusted EBITDA decreased $2.1 million over the prior year due to the lower sales volumes noted above and the negative impact of currency changes of $1.2 million, partially offset by lower raw material costs of $4.2 million and cost control measures.

Corporate and other. Adjusted EBITDA increased $9.9 million primarily due to lower compensation-related costs and professional fees, as well as other cost control measures undertaken throughout the Company. Lower compensation-related costs include the reversal of certain long-term incentive compensation accruals of $2.7 million related to performance targets that are no longer expected to be achieved.

Reconciliation of Net Income Attributable to Rockwood Specialties Group, Inc. to Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income attributable to Rockwood Specialties Group, Inc. to Adjusted EBITDA on a consolidated basis:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2009	2008	2009	2008
Net income attributable to Rockwood Specialties Group, Inc.	$1.7	$78.0	$0.2	$105.7
Net (loss) income attributable to noncontrolling interest	(2.6)	—	(5.6)	0.6
Net (loss) income	(0.9)	78.0	(5.4)	106.3
Income tax provision (benefit)	10.6	20.6	(6.1)	40.3
Income from discontinued operations, net of tax	(1.1)	(2.4)	(3.4)	(1.4)
Income (loss) from continuing operations before taxes	8.6	96.2	(14.9)	145.2
Interest expense (a)	28.9	9.7	78.6	83.4
Interest income	(0.4)	(1.4)	(0.8)	(3.6)
Depreciation and amortization	68.9	63.5	137.0	125.0
Restructuring and other severance costs	4.0	1.5	11.8	2.3
Systems/organization establishment expenses	1.0	2.2	3.1	3.4
Acquisition and disposal costs	—	0.7	—	0.7
Inventory write-up charges	—	0.1	—	0.5
Loss on early extinguishment of debt, net	27.9	—	25.7	—
Loss on sale of assets and other	—	0.8	0.1	0.9
Foreign exchange (gain) loss, net	(16.5)	0.8	(10.9)	(14.3)
Other	2.9	1.0	4.8	0.8
Total Adjusted EBITDA (b)	$125.3	$175.1	$234.5	$344.3

(a)                Includes gains of $12.2 million and $34.0 million for the three months ended June 30, 2009 and 2008, respectively, and gains of $2.6 million and $3.2 million for the six months ended June 30, 2009 and 2008, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)               This amount does not include $3.2 million and $2.4 million of Adjusted EBITDA for the three and six months ended June 30, 2008, respectively, from the pool and spa chemicals business sold in October 2008.

Liquidity and Capital Resources

Cash Flows

Operating Activities.   Net cash provided by operating activities was $130.6 million and $123.7 million for the six months ended June 30, 2009 and 2008, respectively. Net cash from operating activities increased primarily from an outflow of operating cash from working capital changes in the six months ended June 30, 2008 and lower cash interest expense, partially offset by lower net income and operating cash inflows in the prior year related to operating the pool and spa business that was sold in October 2008.

Investing Activities.  Net cash used in investing activities was $75.1 million for the six months ended June 30, 2009 and was primarily comprised of capital expenditures. Net cash used in investing activities was $88.5 million for the six months ended June 30, 2008 and was primarily comprised of capital expenditures and funds used for bolt-on acquisitions, partially offset by funds received related to the claim settlement between the Company and GEA Group and GEA North America in the first quarter of 2008.

Financing Activities.   Net cash used in financing activities was $312.6 million and $44.8 million for the six months ended June 30, 2009 and 2008, respectively, and included scheduled payments for long-term debt.  Net cash used in financing activities increased due to certain debt prepayments.  We used $146.8 million of cash to prepay, at a discount, $153.2 million in aggregate principal amount of our Euro-denominated senior subordinated notes due in 2014, $102.3 million to prepay our senior secured term loans in the first half of 2009, and $22.0 million related to the amendment of the senior secured credit facility in June 2009.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. Events that occurred in 2009 that had or may have an impact on our liquidity include:

•                  In the first half of 2009, we used $146.8 million of cash to repurchase, at a discount, $153.2 million in aggregate principal amount of our Euro-denominated 2014 Notes and $102.3 million to prepay our senior secured term loans.

•                  On June 15, 2009, we amended our senior secured credit agreement, which amends and restates in its entirety our senior secured credit agreement.  See further details in Note 11, “Long-Term Debt,” and below within this Liquidity and Capital Resources section.

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

In addition, our liquidity may be negatively impacted due to funding obligations related to certain pension plans. We have several pension plans located in Germany, Finland, the United Kingdom and the United States, which have been adversely impacted by market conditions. Based upon recent investment performance of assets in pension plans covering our employees in these countries, we may have to increase funding and/or make a significant payment to the plan via a one-time payment and/or long-term funding arrangement to one or more of these plans. However, this could change significantly based on the investment performance of the pension plan and the future performance of the pension plan assets. Any further deterioration of the capital markets or returns available in such markets may materially and adversely impact our pension plan assets and increase our funding obligations for one or more of these plans and adversely impact our liquidity. We cannot predict the impact of this or any further market disruption on our pension funding obligations.

As of June 30, 2009, we had actual total indebtedness of $2,509.7 million. The revolving credit facility under the senior secured credit facility provided for additional borrowings of up to $224.3 million as of June 30, 2009. There were no outstanding borrowings under this revolving credit facility as of June 30, 2009 (as of June 30, 2009, we had outstanding letters of credit of $25.7 million that reduced our availability under the senior secured credit facility). The revolving credit facility under the Titanium Dioxide Pigments venture facility provided for additional borrowings of up to €30.0 million ($42.1 million). As of June 30, 2009, there were no outstanding borrowings under this revolving credit facility.  As of August 10, 2009, the Titanium Dioxide Pigments venture had €10.0 million ($14.1 million using the August 10, 2009 exchange rate of €1.00 = $1.4140) outstanding under this facility, as well as an outstanding bank guarantee of €10.0 million ($14.1 million using the August 10, 2009 exchange rate of €1.00 = $1.4140) that reduced its availability under this facility.

As of June 30, 2009, we had cash and cash equivalents of $197.7 million from several sources, including cash from operations and the net cash proceeds received from the sale of the pool and spa chemicals business in October 2008, less cash used for certain selective acquisitions and debt repayments.

Senior secured credit facilities.  On June 15, 2009, we amended and restated our senior secured credit agreement (“Restated Credit Agreement”), which amends and restates in its entirety our senior secured credit agreement.  The Restated Credit Agreement extends the maturity of certain term loans by providing for (i) approximately $942.0 million of new tranche H term loans with a maturity date of May 15, 2014, the aggregate amount of which is deemed to convert a like amount of outstanding principal of existing tranche E term loans (that had a maturity date of July 30, 2012) under the existing credit agreement and (ii) approximately €195.6 million ($274.5 million) of new tranche I term loans with a maturity date of May 15, 2014, the aggregate amount of which is deemed to convert a like amount of outstanding principal of existing tranche G term loans (that had a maturity date of July 30, 2012) under the existing credit agreement. In the third quarter of 2009, we extended the maturity of $180 million of availability under our revolving credit facility from 2010 to 2012 bearing interest at our option of either (i) Libor (subject to Libor floor of 2.00%) plus 4.50% or (ii) ABR plus 3.25%.

The Restated Credit Agreement also provides for a Libor (Euribor for Euro-denominated tranches) floor of 2.00% applicable to all senior secured credit facilities subject to pricing based on Libor or Euribor with the following applicable margins above Libor or Euribor: applicable margins for Tranches A-1 and A-2 of 3.00%; Tranche E of 2.75%; Tranche G of 3.00%; Tranche H of 4.25%; and Tranche I of 4.50%, in each case per annum, each with a 0.25% reduction for achieving a designated credit rating, with the exception of Tranches A-1 and A-2. As a result, interest expense related to these term loans will be higher in future periods.  As of June 30, 2009, the interest rates for Tranches E, G, H and I were reduced by 0.25% as the designated credit ratings were achieved.

In addition, the Restated Credit Agreement replaces the consolidated total debt to consolidated Adjusted EBITDA ratio covenant with a senior secured debt to consolidated Adjusted EBITDA covenant ratio such that the Company may not permit its senior secured debt ratio to exceed 4.40 to 1.00 on the last day of any fiscal quarter through and including March 31, 2010, 4.25 to 1.00 on the last day of any fiscal quarter thereafter through and including September 30, 2010, and 4.00 to 1.00 on the last day of any fiscal quarter thereafter.  The Restated Credit Agreement also resets the asset sales basket and increases the available amount basket that applies to certain investment, debt and capital expenditure negative covenants and certain other baskets.

As of June 30, 2009, the senior secured credit facilities, as amended, consisted of:

•                  tranche A-1 term loans in an aggregate principal amount of €4.6 million ($6.4 million) and tranche A-2 term loans in an aggregate principal amount of €39.8 million ($55.9 million), each maturing on July 30, 2011 and bearing interest at a Euribor floor of 2.00% plus 3.00%;

•                  tranche E term loans in an aggregate principal amount of $140.1 million, maturing on July 30, 2012 and bearing interest at a Libor floor of 2.00% plus 2.50%;

•                  tranche G term loans in an aggregate principal amount of €65.4 million ($91.8 million) maturing on July 30, 2012 and bearing interest at a Euribor floor of 2.00% plus 2.75%;

•                  tranche H term loan in an aggregate principal amount of $942.0 million maturing on May 15, 2014 and bearing interest at a Libor floor of 2.00% plus 4.00%;

•                  tranche I term loan in an aggregate principal amount of €195.6 million ($274.5 million) maturing on May 15, 2014 and bearing interest at a Euribor floor of 2.00% Euribor plus 4.25%; and

•                  a revolving credit facility in an aggregate principal amount of $250.0 million maturing on July 30, 2010  bearing interest at the Company’s option of either (i) Libor  (subject to Libor floor of 2.00%) plus 3.00% or (ii) ABR plus 1.75%. As of June 30, 2009, we had no borrowings outstanding under this facility and had outstanding letters of credit of $25.7 million that reduced our availability under the credit facility

Libor is the London inter-bank offered rate. ABR is the alternate base rate, which is the greater of (a) Credit Suisse’s Prime Rate, (b) the Federal Funds Effective Rate plus 0.50% or (c) the Eurodollar Rate for a one month interest period plus 1.00%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the amended principal amount. Tranches E, G, H and I are payable in January and July of each year at amounts equal to 0.50% of the amended principal amount as of June 30, 2009, with the remainder due at the final maturity date.

The Company’s borrowings and the borrowings of our wholly-owned subsidiary Rockwood Specialties Limited under the senior secured credit facilities are guaranteed and secured by assets and pledges of capital stock.

In addition to the financial covenants described below under “Covenant Compliance,” the Company’s senior secured credit facilities contain various affirmative and restrictive covenants. The restrictive covenants limit our ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness or to amend documents related to certain indebtedness and to enter into sale leaseback transactions. In connection with the restated credit agreement in June 2009, some of the baskets relating to the above restrictions were reset.

Covenant compliance.   In addition to the affirmative and restrictive covenants, the senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA (including certain adjustments for acquisitions and related synergies), which reflects management’s interpretations thereof:

•                  a leverage ratio: for the twelve-month period ended June 30, 2009, net senior secured debt (senior secured debt plus capital lease obligations, minus cash up to a maximum of $100.0 million) to Adjusted EBITDA must be less than 4.40 to 1; for such period, our ratio equaled 3.27 to 1; and

•                  an interest coverage ratio: for the twelve-month period ended June 30, 2009, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate and cross-currency interest rate derivatives) must be at least 2.00 to 1; for such period, our ratio equaled 3.47 to 1.

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

We were in compliance with the above covenants as of June 30, 2009.

2014 Notes.   As of June 30, 2009, the 2014 Notes have an aggregate principal amount of €250.1 million ($351.0 million) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. Interest on the 2014 Notes is payable semi-annually on May 15 and November 15 and accrues at the rate of 7.625% in the case of the Euro notes and 7.500% in the case of the U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2014 Notes on a senior subordinated unsecured basis (see Note 16, “Consolidating Financial Information,” for further details).  In the first half of 2009, we repurchased at a discount €113.9 million ($153.2 million) in aggregate principal amount of our 2014 Notes. We may use available cash to repurchase additional 2014 Notes at any time.

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

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended June 30, 2009, the fixed charge coverage ratio equaled 3.47 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

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

Titanium Dioxide Pigments venture term loans, revolving credit facility and assumed debt.   As of June 30, 2009, the Titanium Dioxide Pigments venture had €245.0 million ($343.8 million) outstanding under the term loan facility of its facility agreement entered into in June 2008, as amended in August 2008. The term loan facility matures on June 17, 2013. The facility also provides for a revolving credit facility in an aggregate amount of €30.0 million ($42.1 million), maturing on June 17, 2013. As of June 30, 2009, there were no outstanding borrowings under the revolving credit facility.  As of August 10, 2009, the Titanium Dioxide Pigments venture had €10.0 million ($14.1 million using the August 10, 2009 exchange rate of €1.00 = $1.4140) outstanding under this facility, as well as an outstanding bank guarantee of €10.0 million ($14.1 million using the August 10, 2009 exchange rate of €1.00 = $1.4140) that reduced its availability under this facility.

In addition, the Titanium Dioxide Pigments venture has assumed debt of €24.0 million ($33.7 million) at June 30, 2009 from Kemira, primarily due to a defined benefit plan, at interest rates ranging from 3.70% to 5.00%.

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

As of June 30, 2009, the interest rate on the term loan and revolving credit facility is Euribor (or Libor if the currency is in USD) plus 3.00%, subject to a step down determined by reference to a leverage ratio test. The term loan is payable in installments over a five-year period from the date of the facility agreement, with payments commencing twelve months from such date and the remainder due at the final maturity date. The term loan and revolving credit facility may be repaid in advance without penalty.

The facility agreement contains affirmative and restrictive covenants, subject to certain thresholds and exceptions. The restrictive covenants limit the venture’s ability to undertake certain actions, including but not limited to acquiring or disposing of assets, creating liens on assets, entering into a merger or corporate restructuring, and incurring additional indebtedness. These covenants are calculated in accordance with International Financial Reporting Standards and are based solely on the results of the venture. In addition, the facility agreement requires the venture to meet certain financial covenants, including:

•                  A leverage coverage ratio: for the twelve-month period ended June 30, 2009, net debt to EBITDA, subject to certain adjustments (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement) must be less than 4.00 to 1: for such period, our ratio equaled 3.38to 1;

•                  An interest coverage ratio: EBITDA, subject to certain adjustments, (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement) to cash interest expense (net of interest income), must be greater than 3.00 to 1: for such period, our ratio equaled 3.84 to 1; and

•                  Cash flow coverage ratio: cash generated for financing activities (EBITDA, subject to certain adjustments, less working capital changes, capital expenditures and interest) to debt service (interest expense and amortization of debt) must be greater than 1.00: for such period, our ratio equaled 1.70 to 1.

We were in compliance with the above covenants as of June 30, 2009 and December 31, 2008.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA:

	Six months ended June 30,
($ in millions)	2009	2008
Net cash provided by operating activities from continuing operations	$130.6	$120.4
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	(1.6)	114.4
Current portion of income tax provision	10.3	23.6
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	75.8	78.3
Restructuring and other severance costs	11.8	2.3
Systems/organization establishment expenses	3.1	3.4
Acquisition and disposal costs	—	0.7
Inventory write-up charges	—	0.5
Bad debt provision	(0.4)	(1.0)
Loss on sale of assets and other	0.1	0.9
Other	4.8	0.8
Total Adjusted EBITDA	$234.5	$344.3

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations.  In addition, liabilities for unrecognized tax benefits in the amount of $28.0 million as of December 31, 2008 related to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, were excluded from the Contractual Obligations table as we were unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Liabilities for these unrecognized tax benefits are classified as non-current income tax liabilities (other liabilities) unless expected to be paid in one year. A discussion of these contractual obligations is included in the Company’s 2008 Form 10-K.  As noted above, we repurchased $153.2 million of our Euro-denominated 2014 Notes and voluntarily prepaid $102.3 million of our senior secured term loans in the first half of 2009. We also amended our senior secured credit agreement in June 2009.  Except for the debt repayments made in the first six months of 2009, the extension of the maturity of $1.2 billion of our senior secured debt from 2012 to 2014, and the higher interest costs associated with the amendment to our senior secured credit agreement, there have not been significant changes to these contractual obligations as of June 30, 2009.

Capital Expenditures

Rockwood’s capital expenditures for the six months ended June 30, 2009 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment.

For the six months ended June 30, 2009 and 2008, our capital expenditures, excluding capital leases, were $81.2 million and $104.2 million, respectively. Capital expenditures for each of our reporting segments are provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate and
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	other	Consolidated
Six months ended June 30, 2009	$26.3	$12.2	$20.8	$17.4	$3.8	$0.7	$81.2
Six months ended June 30, 2008	33.7	20.4	19.8	20.6	6.4	3.3	104.2

We may incur future costs for capital improvements and general compliance under Safety, Health and Environmental (“SHE”) laws. For the year ended December 31, 2008, our capital expenditures for SHE matters totaled $28.1 million, excluding costs to maintain and repair pollution control equipment. For 2009, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with these laws, including the EU’s Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation. See Note 15, “Commitments and Contingencies,” “Regulatory Developments” for a discussion of REACH.

Foreign currency related transactions

As of June 30, 2009, $1,213.2 million of the debt outstanding is denominated in euros.

Recent Accounting Pronouncements

See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of June 30, 2009, the Company had approximately $29.7 million of letters of credit and other bank guarantees, of which $27.4 million will expire in 2009 through 2014. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $25.7 million that reduced our availability under the senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

Commitments and Contingencies

See Note 15, “Commitments and Contingencies,” for a discussion of the Company’s Commitments and Contingencies.

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

The significant accounting policies of the Company are described in Note 1,”Description of Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2008 Form 10-K. There have been no significant changes to these critical accounting policies and estimates as of June 30, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in the Company’s 2008 Form 10-K. There have been no significant changes to these market risks as of June 30, 2009.

Item 4T.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 and concluded that our disclosure controls and procedures are effective. In connection with this evaluation, our management did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the second quarter of 2009.

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

The European Commission (“EC”) is investigating possible infringement of certain antitrust regulations in the market for heat stabilizers from 1986 to 2000 by certain industry participants, which included a business sold by a subsidiary in our Specialty Chemicals segment in 2000.  On March 23, 2009, the EC confirmed that it commenced a proceeding against certain participants in the heat stabilizers market, including the business formerly owned by this subsidiary and the Company’s subsidiary.  Neither the Company nor any of its subsidiaries are active in this market for heat stabilizers; however, the business sold in 2000 was active in this market. In June 2009, the EC held a hearing on this matter.  The Company expects a decision by the EC in late 2009. The Company will vigorously defend this matter. While the Company believes its subsidiary has meritorious defenses against these claims and does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this proceeding and resolution of this matter may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

We do not believe that there is any other individual, governmental, legal proceeding or arbitration that is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition. We cannot predict the outcome of any legal proceeding or the potential for future legal proceedings. See Note 15, “Commitments and Contingencies,” and Item 3, Legal Proceedings in our 2008 Form 10-K for descriptions of other legal matters.

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
Date: August 13, 2009

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: August 13, 2009

Exhibit Index

Exhibit No.	Description of Exhibit

10.1

Amended and restated credit agreement dated as of June 15, 2009, among Rockwood Specialties Group, Inc., Rockwood Specialties Limited, Rockwood Specialties International, Inc., Credit Suisse and USB Securities LLC and Goldman Sachs Credit Partners L.P. (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 17, 2009)

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