Form 10-Q
period 2009-09-30
ROCKWOOD SPECIALTIES GROUP INC
filed 2009-11-05
CIK 1261302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The Registrant’s common stock, par value $0.01 per share, is not publicly traded. As of November 3, 2009, there were 382,000 outstanding shares of common stock of the Registrant, all of which is held by its parent company Rockwood Specialties International, Inc.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$786.2	$880.8	$2,176.6	$2,647.8
Cost of products sold	555.0	623.3	1,560.1	1,834.5
Gross profit	231.2	257.5	616.5	813.3
Selling, general and administrative expenses	154.8	170.3	450.9	512.7
Restructuring and other severance costs	4.2	3.4	16.0	5.7
Gain on sale of assets and other	(0.4)	(2.7)	(0.3)	(1.8)
Operating income	72.6	86.5	149.9	296.7
Other expenses, net:
Interest expense (a)	(54.0)	(56.3)	(132.6)	(139.7)
Interest income	0.4	0.6	1.2	4.2
Loss on early extinguishment of debt, net	(0.9)	—	(26.6)	—
Foreign exchange gain (loss), net	4.5	(26.5)	15.4	(12.2)
Other, net	—	0.2	0.4	0.7
Other expenses, net	(50.0)	(82.0)	(142.2)	(147.0)
Income from continuing operations before taxes	22.6	4.5	7.7	149.7
Income tax provision	13.0	10.3	6.9	50.6
Income (loss) from continuing operations	9.6	(5.8)	0.8	99.1
(Loss) income from discontinued operations, net of tax	(0.1)	1.5	3.3	2.9
Net income (loss)	9.5	(4.3)	4.1	102.0
Net loss attributable to noncontrolling interest	0.6	1.0	6.2	0.4
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$10.1	$(3.3)	$10.3	$102.4

Amounts attributable to Rockwood Specialties Group, Inc.:
Income (loss) from continuing operations	$10.2	$(4.8)	$7.0	$99.5
(Loss) income from discontinued operations	(0.1)	1.5	3.3	2.9
Net income (loss)	$10.1	$(3.3)	$10.3	$102.4

(a) Interest expense includes:
Interest expense on debt	$(51.1)	$(43.9)	$(127.7)	$(125.8)
Mark-to-market (losses) gains on interest rate swaps	(1.3)	(10.0)	1.3	(6.8)
Deferred financing costs	(1.6)	(2.4)	(6.2)	(7.1)
Total	$(54.0)	$(56.3)	$(132.6)	$(139.7)

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$282.1	$468.7
Accounts receivable, net	486.3	464.6
Inventories	535.9	641.0
Deferred income taxes	27.0	22.2
Prepaid expenses and other current assets	68.1	65.9
Total current assets	1,399.4	1,662.4
Property, plant and equipment, net	1,742.5	1,752.2
Goodwill	959.9	917.8
Other intangible assets, net	730.4	754.8
Deferred debt issuance costs, net of accumulated amortization of $9.4 and $39.2, respectively	28.2	39.1
Deferred income taxes	26.1	11.6
Other assets	38.5	39.5
Total assets	$4,925.0	$5,177.4
LIABILITIES
Current liabilities:
Accounts payable	$220.0	$260.8
Income taxes payable	4.5	4.1
Accrued compensation	61.5	92.6
Restructuring liability	9.3	18.9
Accrued expenses and other current liabilities	233.0	215.5
Deferred income taxes	8.4	9.0
Long-term debt, current portion	88.1	90.9
Total current liabilities	624.8	691.8
Long-term debt	2,474.6	2,720.3
Pension and related liabilities	373.2	352.0
Deferred income taxes	96.0	97.7
Other liabilities	182.2	189.8
Total liabilities	3,750.8	4,051.6
EQUITY
Rockwood Specialties Group, Inc. stockholder’s equity:
Common stock ($0.01 par value, 1,000,000 shares authorized, 382,000 shares outstanding)	—	—
Paid-in capital	1,044.0	1,044.0
Accumulated other comprehensive income	267.3	207.0
Accumulated deficit	(430.3)	(440.6)
Total Rockwood Specialties Group, Inc. stockholder’s equity	881.0	810.4
Noncontrolling interest	293.2	315.4
Total equity	1,174.2	1,125.8
Total liabilities and equity	$4,925.0	$5,177.4

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4.1	$102.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(3.3)	(2.9)
Depreciation and amortization	208.5	190.6
Deferred financing costs amortization	6.2	7.1
Loss on early extinguishment of debt, net (a)	26.6	—
Foreign exchange (gain) loss, net	(15.4)	12.2
Fair value adjustment of derivatives	(1.3)	6.8
Bad debt provision	0.7	0.9
Acquired in-process research and development	—	2.8
Stock-based compensation	3.1	6.3
Deferred income taxes	(11.5)	14.2
Gain (loss) on sale of assets and other	0.1	(1.8)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(4.6)	(60.5)
Inventories	121.4	(45.0)
Prepaid expenses and other assets	(0.3)	6.4
Accounts payable	(32.2)	(29.1)
Income taxes payable	(0.8)	3.4
Accrued expenses and other liabilities	(32.1)	26.1
Net cash provided by operating activities of continuing operations	269.2	239.5
Net cash provided by operating activities of discontinued operations	—	11.9
Net cash provided by operating activities	269.2	251.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees and payments for prior acquisitions, net of cash acquired	(6.4)	(181.7)
Post closing purchase price consideration	—	29.1
Capital expenditures, excluding capital leases	(116.5)	(157.1)
Contractual advance to Titanium Dioxide Pigments noncontrolling shareholder	(16.0)	—
Proceeds on sale of assets	7.9	4.3
Net cash used in investing activities of continuing operations	(131.0)	(305.4)
Net cash used in investing activities of discontinued operations	(0.5)	(5.1)
Net cash used in investing activities	(131.5)	(310.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of 2014 Notes	(146.8)	—
Proceeds from Titanium Dioxide Pigments revolving credit facility	14.1	—
Prepayment of senior secured debt	(102.3)	—
Repayment of senior secured debt	(49.2)	(68.7)
Payments on other long-term debt	(6.2)	(30.7)
Equity contribution	—	0.2
Deferred financing costs	(13.8)	(5.0)
Fees related to early extinguishment of debt	(12.0)	—
Loan from Viance noncontrolling shareholder	2.0	—
Titanium Dioxide Pigments venture financing	—	362.5
Payment of assumed debt to Titanium Dioxide Pigments noncontrolling shareholder	—	(141.4)
Distribution to noncontrolling shareholder	—	(3.9)
Net cash (used in) provided by financing activities of continuing operations	(314.2)	113.0
Net cash used in financing activities of discontinued operations	—	—
Net cash (used in) provided by financing activities	(314.2)	113.0
Effect of exchange rate changes on cash and cash equivalents	(10.1)	4.1
Net (decrease) increase in cash and cash equivalents	(186.6)	58.0
Cash and cash equivalents of continuing operations, beginning of period	468.7	346.9
Cash and cash equivalents of continuing operations, end of period	$282.1	$404.9

(a) Includes the write-off of deferred financing costs of $20.9 and lender fees related to the early extinguishment of debt of $12.0, partially offset by a discount on the prepayment of the 2014 Notes of $6.3.

Supplemental disclosures of cash flow information:
Interest paid	$118.1	$104.0
Income taxes paid, net of refunds	18.9	32.9
Non-cash investing activities:
Titanium Dioxide Pigments venture formation, net	—	214.7
Acquisition of capital equipment	8.1	8.0
Fees related to early extinguishment of debt	1.6	—

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in millions)

(Unaudited)

	2009			2008
	Rockwood			Rockwood
	Specialties			Specialties
	Group, Inc.			Group, Inc.
	Stockholder’s	Noncontrolling	Total	Stockholder’s	Noncontrolling	Total
	Equity	Interest	Equity	Equity	Interest	Equity
Balance at January 1	$810.4	$315.4	$1,125.8	$1,565.3	$175.3	$1,740.6

Net income (loss)	10.3	(6.2)	4.1	102.4	(0.4)	102.0
Other comprehensive income (loss), net of tax	60.3	(4.4)	55.9	(65.4)	—	(65.4)
Comprehensive income (loss)	70.6	(10.6)	60.0	37.0	(0.4)	36.6
Acquisition of noncontrolling interest in subsidiaries	—	—	—	—	210.2	210.2
Change in estimate of fair value of assets contributed to the Titanium Dioxide Pigments venture	—	(16.5)	(16.5)	—	—	—
Foreign currency translation	—	4.9	4.9	—	(4.0)	(4.0)
Distribution to noncontrolling shareholder	—	—	—	—	(3.9)	(3.9)
Equity contribution	—	—	—	0.2	—	0.2
Other	—	—	—	(0.3)	—	(0.3)
Balance at September 30	$881.0	$293.2	$1,174.2	$1,602.2	$377.2	$1,979.4

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

Rockwood was formed in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000 (the “KKR Acquisition”) by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). The businesses acquired focus on specialty compounds, iron-oxide pigments, timber treatment chemicals and clay-based additives. The Company is an indirect wholly-owned subsidiary of Rockwood Holdings, Inc. (“Holdings”). Effective November 2007, affiliates of KKR control less than a majority of the voting power of Holdings’ outstanding common stock.

On July 31, 2004, the Company completed the acquisition of certain businesses of Dynamit Nobel from mg technologies ag, now known as GEA Group Aktiengesellschaft (“GEA Group”). The remaining businesses acquired are focused on highly specialized markets and consist of: surface treatment and lithium chemicals; advanced ceramics and titanium dioxide pigments.

Basis of Presentation—The accompanying condensed financial statements of Rockwood are presented on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior-period amounts related to reporting the sale of the pool and spa chemicals business in October 2008 as discontinued operations and the adoption of a recent standard relating to the presentation of noncontrolling interests in the consolidated financial statements, have been reclassified to conform to the current-year classification.

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

The Company’s noncontrolling interest represents the total of the noncontrolling party’s interest in certain investments (principally the Viance, LLC timber treatment joint venture and the Titanium Dioxide Pigments venture) that are consolidated but less than 100% owned.

Unless otherwise noted, all balance sheet related items which are denominated in euros are converted at the September 30, 2009 exchange rate of €1.00 = $1.4640.

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

The aggregate compensation cost for stock options, restricted stock units and Holdings’ Board of Director stock grants recorded under the Plan caused income from continuing operations before taxes to decrease by $1.6 million and $2.2 million for the three months ended September 30, 2009 and 2008, respectively and $3.1 million and $6.3 million for the nine months ended September 30, 2009 and 2008, respectively. The total tax benefit recognized related to stock options was $0.2 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively and $0.3 million and $0.7 million for the nine months ended September 30, 2009 and 2008, respectively.

In December 2008, Holdings approved an award of 606,256 performance restricted stock units to management and key employees which will vest on December 31, 2011 as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets approved by Holdings’ Compensation Committee. The number of shares of the Holdings’ common stock ultimately awarded upon vesting is determined based on the achievement of specified performance criteria over the period January 1, 2009 through December 31, 2009. However, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation (formerly Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment), the Company did not recognize any compensation cost in 2008 for this issuance because the performance targets that form the basis for vesting of these restricted stock units were not known as of December 31, 2008. These performance targets were established on February 20, 2009, when such performance targets were approved by Holdings’ Compensation Committee, and as a result, the Company began recording compensation cost on a ratable basis over the vesting period. The grant date fair value of these restricted stock units was $7.59 per stock unit.

Holdings granted additional stock options and restricted stock units to certain employees of Rockwood Corporate Headquarters and its business units. The restricted stock units contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment on the vesting date upon a change in control as defined in the equity agreement. As the provisions for redemption are outside the control of the Company, the fair value of these units as of September 30, 2009 and December 31, 2008 have been recorded as mezzanine equity (outside of permanent equity) in the Condensed Consolidated Balance Sheets of Holdings.

Recent Accounting Standards—The following represents the impact of recently issued accounting standards:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, as codified in ASC 805, Business Combinations. This statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements to enable users of financial statements to evaluate the nature and financial effects of the business combination. This statement was adopted as of January 1, 2009 and is effective for acquisitions completed on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, as codified in ASC 810, Consolidation. This statement pertains to the accounting and reporting for minority interests. Minority Interests were recharacterized as noncontrolling interests and classified as a component of equity (but separate from parent’s equity). This statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement was adopted as of January 1, 2009 and primarily relates to the Company’s Viance, LLC joint venture and Titanium Dioxide Pigments venture.

In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) FSP FAS 157-2, Effective Date of FASB Statement No. 157, as codified in ASC 820, Fair Value Measurements and Disclosures. FSP FAS 157-2 delays the effective date of a previous standard on fair value measurements for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company applied the provisions of this FSP on January 1, 2009, and this FSP did not have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133, as codified in ASC 815, Derivatives and Hedging. This statement changes the disclosure requirements for derivative instruments and hedging activities, including enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted this statement on January 1, 2009. See Note 5, “Derivatives,” for the disclosure requirements of this new statement.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, as codified in ASC 350, Intangibles — Goodwill and Other, and ASC 275, Risks and Uncertainties. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This FSP is effective for recognized intangible assets acquired after January 1, 2009 and did not have a material impact on the Company’s financial statements.

In December 2008, the FASB issued FSP No. 132 (R) — 1, Employers’ Disclosures about Postretirement Benefit Plan Assets, as codified by ASC 715, Compensation — Retirement Benefits. This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This includes disclosing objectives about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets, and significant concentrations of risk within plan assets. The disclosures about plan assets required by this FSP are effective beginning with the Company’s 2009 Form 10-K.

In April 2009, the FASB issued FSP No. 141 (R) — 1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, as codified by ASC 805, Business Combinations. This FSP amends and clarifies SFAS No. 141R to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP was adopted as of January 1, 2009 and is effective for acquisitions completed on or after January 1, 2009.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements, as codified by ASC 825, Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. This FSP was effective for the Company beginning with its Form 10-Q for the period ended June 30, 2009 and relates to disclosures made about the fair value of its debt instruments and cash and cash equivalents.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as codified in ASC 820, Fair Value Measurements and Disclosures. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP was effective for the Company beginning with its Form 10-Q for the period ended June 30, 2009 and did not have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, as codified by ASC 855, Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement applies to both interim and annual financial statements and was effective for the Company beginning with its Form 10-Q for the period ended June 30, 2009. The Company has performed an evaluation of subsequent events through November 5, 2009, which is the date these financial statements were filed with the Securities and Exchange Commission (“SEC”).

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers and Servicing of Financial Assets. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets and will require additional disclosures. This Statement is effective for financial asset transfers occurring after January 1, 2010 for the Company. The Company does not expect this statement to have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R). This Statement amends FASB Interpretation 46 (R), Consolidation of Variable Interest Entities, and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest entity or interests give it a controlling financial interest in a variable interest entity. It also will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. This Statement is effective for the Company as of January 1, 2010. The Company is currently evaluating the impact this statement will have on its financial statements primarily relating to its Viance LLC joint venture and its Titanium Dioxide Pigments venture.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, as codified by ASC 105, Generally Accepted Accounting Principles. This Statement establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP.  The Codification does not change current GAAP. Instead, it introduces a new structure that reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting Topics. The Codification supersedes all accounting standards in existing FASB, Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”), and related standards. This Codification is effective for the Company’s financial statements beginning with its Form 10-Q for the period ended September 30, 2009.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value. This update provides amendments to ASC 820, Fair Value Measurements and Disclosure, for the fair value measurement of liabilities and provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available. This Update is effective for the Company in its fourth quarter beginning October 1, 2009. The adoption of this Update did not have a material impact on the consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This update provides amendments to ASC 740, Income Taxes, and addressed the need for additional implementation guidance on accounting for uncertainty in income taxes. This Update is effective for the

Company’s financial statements beginning with its Form 10-Q for the period ended September 30, 2009. The adoption of this Update did not have a material impact on the consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This Update provides amendments to ASC 605-25, Revenue Recognition - Multiple Element Arrangements, and addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather as a combined unit. In addition, the amendments in this Update significantly expand the disclosures related to a vendor’s multiple-deliverable arrangements. This Update is effective for the Company in its first quarter beginning January 1, 2011. The Company does not expect this Update to have a material impact on its financial statements.

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

Comprehensive income (loss) is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008
Net income (loss)	$9.5	$(4.3)	$4.1	$102.0
Pension related adjustments, net of tax	—	(1.3)	(0.1)	(0.9)
Foreign currency translation	49.6	(190.9)	57.0	(71.4)
Intercompany foreign currency loans	31.6	(86.6)	35.0	(25.1)
Net investment hedges, net of tax	(36.3)	125.8	(35.7)	32.0
Foreign exchange contracts, net of tax	(0.2)	—	(0.3)	—
Comprehensive income (loss)	54.2	(157.3)	60.0	36.6
Comprehensive loss attributable to noncontrolling interest	0.8	1.0	10.6	0.4
Comprehensive income (loss) attributable to Rockwood Specialties Group, Inc.	$55.0	$(156.3)	$70.6	$37.0

3.  DISCONTINUED OPERATIONS:

On October 10, 2008, the Company completed the sale of its pool and spa chemicals business and received net proceeds of $122.0 million in cash. The net gain on the pool and spa chemicals business sale recorded in the fourth quarter of 2008 was $40.5 million (net of $25.7 million of taxes). In connection with ASC 360 — Property, Plant and Equipment (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company’s financial statements have been reclassified to reflect this business as a discontinued operation for all periods presented.

For the three months ended September 30, 2009, loss from discontinued operations, net of tax, was $0.1 million. For the nine months ended September 30, 2009, income from discontinued operations, net of tax, was $3.3 million and was primarily comprised of income of $2.3 million due to the favorable resolution of a claim against the Company’s former Group Novasep business and the Electronics business reserve reversal of $1.1 million. For the three and nine months ended September 30, 2008, income from discontinued operations, net of tax, of $1.5 million and $2.9 million, respectively, related to operating the pool and spa chemicals business.

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

Summarized financial information for each of the reportable segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated (a)
Three months ended September 30, 2009
Net sales	$261.5	$182.2	$177.5	$108.6	$54.8	$1.6	$786.2
Total Adjusted EBITDA	68.1	28.3	24.6	31.4	8.8	(10.1)	151.1
Three months ended September 30, 2008
Net sales	$319.5	$223.2	$140.6	$126.4	$68.6	$2.5	$880.8
Total Adjusted EBITDA	78.8	28.6	23.9	38.1	7.9	(14.1)	163.2
Nine months ended September 30, 2009
Net sales	$723.0	$517.6	$480.8	$293.6	$157.5	$4.1	$2,176.6
Total Adjusted EBITDA	175.9	71.2	65.6	75.3	25.5	(27.9)	385.6
Nine months ended September 30, 2008
Net sales	$966.7	$676.8	$380.8	$404.9	$210.8	$7.8	$2,647.8
Total Adjusted EBITDA	241.4	99.5	60.2	121.5	26.7	(41.8)	507.5

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
	Chemicals	Additives	Pigments	Ceramics	Compounds	and other (b)	Eliminations (c)	Consolidated
Identifiable assets as of:
September 30, 2009	$2,087.4	$785.8	$1,007.3	$859.5	$139.2	$345.6	$(299.8)	$4,925.0
December 31, 2008	2,030.9	829.8	990.0	879.9	130.2	541.5	(224.9)	5,177.4

(a)                This amount does not include $2.7 million and $5.1 million of Adjusted EBITDA for the three and nine months ended September 30, 2008, respectively, from the pool and spa chemicals business sold in October 2008.

(b)               The decrease is primarily related to lower cash balances as a result of debt payments in 2009.

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

The following table presents a reconciliation of income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment GAAP basis:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Three months ended September 30, 2009
Income (loss) from continuing operations before taxes	$33.4	$2.0	$(2.5)	$8.0	$2.7	$(21.0)	$22.6
Interest expense (a)	18.9	8.4	6.5	10.0	2.8	7.4	54.0
Interest income	(0.2)	0.1	(0.1)	(0.3)	—	0.1	(0.4)
Depreciation and amortization	18.3	15.9	19.5	13.4	3.0	1.4	71.5
Restructuring and other severance costs	2.3	1.0	0.1	0.7	0.1	—	4.2
Systems/organization establishment expenses	0.2	0.6	1.1	0.1	—	0.4	2.4
Loss on early extinguishment of debt, net	1.1	0.2	—	0.3	0.1	(0.8)	0.9
Gain on sale of assets and other	(0.4)	—	—	—	—	—	(0.4)
Foreign exchange (gain) loss, net	(5.4)	(0.1)	—	(0.8)	—	1.8	(4.5)
Other	(0.1)	0.2	—	—	0.1	0.6	0.8
Total Adjusted EBITDA	$68.1	$28.3	$24.6	$31.4	$8.8	$(10.1)	$151.1
Three months ended September 30, 2008
Income (loss) from continuing operations before taxes	$44.5	$(5.2)	$(1.5)	$17.0	$2.5	$(52.8)	$4.5
Interest expense (a)	14.6	7.8	8.6	8.5	2.3	14.5	56.3
Interest income	1.0	1.0	(0.1)	0.1	(0.1)	(2.5)	(0.6)
Depreciation and amortization	17.8	17.2	14.3	11.8	2.6	1.9	65.6
Restructuring and other severance costs	0.6	1.6	—	0.4	0.4	0.4	3.4
Systems/organization establishment expenses	0.6	1.4	0.7	0.1	0.1	0.8	3.7
Inventory write-up charges	0.1	1.5	2.1	—	—	—	3.7
(Gain) loss on sale of assets and other	(0.5)	—	—	0.1	—	(2.3)	(2.7)
Acquired in-process research and development	—	2.8	—	—	—	—	2.8
Foreign exchange loss (gain), net	0.3	0.3	(0.1)	0.2	—	25.8	26.5
Other	(0.2)	0.2	(0.1)	(0.1)	0.1	0.1	—
Total Adjusted EBITDA (b)	$78.8	$28.6	$23.9	$38.1	$7.9	$(14.1)	$163.2
Nine months ended September 30, 2009
Income (loss) from continuing operations before taxes	$59.7	$(8.6)	$(14.2)	$(1.5)	$8.7	$(36.4)	$7.7
Interest expense (a)	49.5	22.7	21.4	26.3	7.4	5.3	132.6
Interest income	(0.9)	0.3	(0.4)	(0.4)	—	0.2	(1.2)
Depreciation and amortization	54.9	46.4	56.2	38.1	8.3	4.6	208.5
Restructuring and other severance costs	4.4	5.6	0.1	5.5	0.2	0.2	16.0
Systems/organization establishment expenses	0.6	1.7	2.5	0.3	—	0.4	5.5
Loss on early extinguishment of debt, net	11.6	2.4	—	7.2	0.8	4.6	26.6
Gain on sale of assets and other	(0.3)	—	—	—	—	—	(0.3)
Foreign exchange gain, net	(6.0)	—	—	(0.2)	—	(9.2)	(15.4)
Other	2.4	0.7	—	—	0.1	2.4	5.6
Total Adjusted EBITDA	$175.9	$71.2	$65.6	$75.3	$25.5	$(27.9)	$385.6
Nine months ended September 30, 2008
Income (loss) from continuing operations before taxes	$148.7	$13.1	$(9.0)	$59.2	$10.8	$(73.1)	$149.7
Interest expense (a)	41.0	22.6	26.6	26.4	6.9	16.2	139.7
Interest income	(0.9)	1.1	(0.1)	(0.1)	(0.4)	(3.8)	(4.2)
Depreciation and amortization	51.0	50.9	39.3	35.6	8.3	5.5	190.6
Restructuring and other severance costs	0.8	3.2	—	0.9	0.4	0.4	5.7
Systems/organization establishment expenses	1.4	3.6	0.7	0.3	0.3	0.8	7.1
Inventory write-up charges	0.6	1.5	2.1	—	—	—	4.2
(Gain) loss on sale of assets and other	(0.5)	—	0.8	0.2	—	(2.3)	(1.8)
Acquired in-process research and development	—	2.8	—	—	—	—	2.8
Foreign exchange loss (gain), net	—	0.1	(0.1)	(0.9)	—	13.1	12.2
Other	(0.7)	0.6	(0.1)	(0.1)	0.4	1.4	1.5
Total Adjusted EBITDA (b)	$241.4	$99.5	$60.2	$121.5	$26.7	$(41.8)	$507.5

(a)

Includes losses of $1.3 million and $10.0 million for the three months ended September 30, 2009 and 2008, respectively, and gains of $1.3 million and losses of $6.8 million for the nine months ended September 30, 2009 and 2008, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)	This amount does not include $2.7 million and $5.1 million of Adjusted EBITDA for the three and nine months ended September 30, 2008 from the pool and spa chemicals business sold in October 2008.

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

Items excluded from Adjusted EBITDA

Certain items are added to or subtracted from income (loss) from continuing operations before taxes to derive Adjusted EBITDA, as defined below. These items include the following:

•                  Restructuring and other severance costs:  Restructuring and other severance costs of $4.2 million and $3.4 million were recorded in the three months ended September 30, 2009 and 2008, respectively, and $16.0 million and $5.7 million were recorded in the nine months ended September 30, 2009 and 2008, respectively, for miscellaneous restructuring activities, including headcount reductions and facility closures (see Note 14, “Restructuring and Other Severance Costs,” for further details).

•                  Systems/organization establishment expenses:  For the three and nine months ended September 30, 2009, expenses of $2.4 million and $5.5 million, respectively, were recorded related to the integration of businesses acquired, primarily related to the completion of the Titanium Dioxide Pigments venture in September 2008 and the acquisition of the Elementis plc business in the Performance Additives segment in August 2007. For the three and nine months ended September 30, 2008, expenses of $3.7 million and $7.1 million, respectively, were recorded related to the integration of businesses acquired, primarily related to the acquisition of the Elementis plc business in the Performance Additives segment and the completion of the Titanium Dioxide Pigments venture.

•                  Inventory write-up charges: Under ASC 805, Business Combinations (formerly SFAS No. 141, Business Combinations), all inventories acquired in an acquisition must be revalued to “fair value.” In connection with acquisitions, the Company allocates a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisitions. This resulted in a reduction of gross profit of $3.7 million and $4.2 million for the three and nine months ended September 30, 2008, respectively, primarily related to the acquisition of Holliday Pigments in August 2008 in the Performance Additives segment and the completion of the Titanium Dioxide Pigments venture in September 2008.

•                  Loss on early extinguishment of debt, net:  For the three months ended September 30, 2009, the Company recorded a loss on early extinguishment of debt, net of $0.9 million primarily related to lender fees to extend the maturity of its revolving credit facility. For the nine months ended September 30, 2009, the Company recorded a loss on early extinguishment of debt, net of $26.6 million related to the write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $12.0 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes.

•                  (Gain) loss on sale of assets and other:  For the three and nine months ended September 30, 2009, the Company recorded gains on the sale of assets of $0.4 million and $0.3 million, respectively. The Company recorded a gain on the sale of assets and other of $2.7 million for the three months ended September 30, 2008 primarily related to the sale of land that was acquired as part of the acquisition of Dynamit Nobel in 2004. For the nine months ended September 30, 2008, a gain of $1.8 million was recorded related to the sale of land discussed above, partially offset by the liquidation of a joint venture in the Titanium Dioxide Pigments segment.

•                  Acquired in-process research and development:  For the three and nine months ended September 30, 2008, the Company expensed $2.8 million of in-process research and development related to the acquisition of Holliday Pigments in August 2008 in the Performance Additives segment.

•                  Foreign exchange (gain) loss, net:  For the three months ended September 30, 2009, the Company recorded foreign exchange gains of $4.5 million primarily due to the impact of the stronger euro as of September 30, 2009 versus June 30, 2009 in connection with non-operating Euro-denominated transactions. For the nine months ended September 30, 2009, the Company recorded foreign exchange gains of $15.4 million primarily due to the impact of the stronger pound sterling as of September 30, 2009 versus December 31, 2008 in connection with non-operating Euro-denominated transactions. For the three and nine months ended September 30, 2008, losses of $26.5 million and $12.2 million, respectively, were recorded due to the impact of the weaker euro related to non-operating Euro-denominated transactions and intercompany financing arrangements.

•                  Other:  For the nine months ended September 30, 2009, the Company recorded expenses of $5.6 million primarily related to an increase in reserves covering legacy obligations assumed in connection with the KKR acquisition in 2000 and the acquisition of the Dynamit Nobel businesses in 2004.

5.  DERIVATIVES:

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. The Company manages its exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes.

Interest Rate Risk

The Company had $1,902.2 million ($1,516.5 million of which is subject to a Libor or Euribor floor of 2.00%) and $2,007.9 million of variable rate debt outstanding as of September 30, 2009 and December 31, 2008, respectively. Any borrowings under the senior secured revolving credit facility and the Titanium Dioxide Pigments venture revolving credit facility are at a variable rate (with the senior secured revolving credit facility subject to a Libor or Euribor floor of 2.00%). As of September 30, 2009, the Company had €10.0 million ($14.6 million) outstanding under the Titanium Dioxide Pigments venture revolving credit facility. There were no outstanding borrowings under the senior secured revolving credit facility as of September 30, 2009. Historically, the Company has entered into interest rate swaps to manage its exposure to changes in interest rates related to variable rate debt. As of September 30, 2009, these contracts cover notional amounts of $610.0 million (at interest rates ranging from 4.864% to 5.038%) and €486.4 million (at interest rates ranging from 2.995% to 4.416%). These derivative contracts effectively convert a majority of the senior secured credit obligations and the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. These swaps will mature between November 2009 and July 2012. The Company may allow all or a portion of these swaps to lapse, enter into replacement swaps or settle these swaps prior to expiration. The Company has elected not to apply hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in the Condensed Consolidated Statements of Operations.

During 2003, the Company entered into a cross-currency interest rate swap with a notional amount of $20.3 million that effectively converted $20.3 million U.S. dollar borrowings into euro-based obligations at an effective interest rate of Euribor plus 4.00%. As of September 30, 2009, the notional amounts of this cross-currency interest rate hedge were $19.2 million and €16.9 million. This contract has a final maturity date of July 2010. The Company has elected not to apply hedge accounting for this cross-currency interest rate swap and has recorded the mark-to-market of this derivative as a component of interest expense in the Condensed Consolidated Statements of Operations.

Foreign Currency Risk

In December 2008, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on certain forecasted sales denominated in a currency other than the functional currency of the legal entity. The instruments were designated as foreign exchange cash flow hedges and are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. As of September 30, 2009, the Company had notional amounts outstanding for these foreign currency forward contracts of $3.0 million. It is expected that cumulative losses of $0.2 million as of September 30, 2009 will be reclassified into earnings within the next three months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transaction not occurring. As of September 30, 2009, the maximum length of time over which the Company has hedged its exposure to movements in foreign exchange rates for forecasted transactions is three months.

In March 2009, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on forecasted sales denominated in a currency other than the functional currency of the legal entity. As of September 30, 2009, the Company had notional amounts outstanding for these foreign currency forward contracts of $1.3 million. The Company has elected not to apply hedge accounting for these foreign currency forward contracts.

In connection with the offering of the 2014 Notes, the Company entered into a cross-currency interest rate swap with a five-year term expiring in November 2009 and a notional amount of €155.6 million that effectively converts the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt. The Company may either renew or settle this swap upon or prior to expiration. The Company designated this contract as a hedge of the foreign currency exposure of its net investment in its Euro-denominated operations. There was no ineffective portion of the net investment hedge as of September 30, 2009. In addition, the Company has designated a portion of its Euro-denominated debt that is recorded on its U.S. books as a net investment hedge of its Euro-denominated investments (Euro debt of €437.1 million at September 30, 2009; $639.9 million). In the third quarter of 2009, the Company dedesignated a portion of its euro-denominated debt (€77.0 million). Any foreign currency gains and losses resulting from the designated portion of Euro-denominated debt discussed above is accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective. There was no ineffective portion of the net investment hedge as of September 30, 2009.

The following table provides the fair value and balance sheet location of the Company’s derivative instruments as of September 30, 2009 and December 31, 2008:

		Asset Derivatives		Liability Derivatives
		Fair Value as of		Fair Value as of
(in millions)	Balance Sheet Location	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.4	$1.1	$—	$—
Cross-currency interest rate swaps - net investment hedge	Accrued expenses and other current liabilities	—	—	28.4	16.4
Total derivatives designated as hedging instruments under ASC 815		$0.4	$1.1	$28.4	$16.4

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swaps	Accrued expenses and other current liabilities	$—	$—	$8.3	$6.5
	Other liabilities	—	—	62.0	58.9
Cross-currency interest rate swaps	Accrued expenses and other current liabilities	—	—	5.7	0.1
	Other liabilities	—	—	—	4.7
Total derivatives not designated as hedging instruments under ASC 815		$—	$—	$76.0	$70.2
Total derivatives		$0.4	$1.1	$104.4	$86.6

The following table provides the gains and losses reported in “Other Comprehensive Income” (“OCI”) within Equity for the three and nine months ended September 30, 2009 and 2008:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives
	and Other Financial Instruments (Effective Portion)
	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008
Derivatives in ASC 815 Cash Flow Hedging Relationships:
Foreign exchange contracts	$—	$—	$(0.2)	$—

Derivatives and Other Financial Instruments in ASC 815 Net Investment Hedging Relationships:
Cross-currency interest rate swaps - net investment hedge	$(9.5)	$22.7	$(11.6)	$6.8
Euro-denominated debt	(28.2)	110.5	(24.1)	32.6
	$(37.7)	$133.2	$(35.7)	$39.4

In the nine months ended September 30, 2009 and 2008, no gains or losses were reclassified from accumulated other comprehensive income into income.

The following table provides the gains and losses reported in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008:

	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Three months ended		Nine months ended		Location of Gain or (Loss)
	September 30,		September 30,		Recognized in Income on
(in millions)	2009	2008	2009	2008	Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815

Interest rate contracts	$(0.1)	$(12.3)	$1.9	$(7.3)	Interest expense
Cross-currency interest rate swaps	(1.2)	2.3	(0.6)	0.5	Interest expense
	$(1.3)	$(10.0)	$1.3	$(6.8)

6.  FAIR VALUE MEASUREMENTS:

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (included in ASC 820 — Fair Value Measurements and Disclosures), for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. Under ASC 825, Financial Instruments (formerly SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115), entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company has elected not to measure any additional instruments at fair value under ASC 825, Financial Instruments.

As of September 30, 2009, the only assets and liabilities that the Company currently measures at fair value on a recurring basis are derivatives and marketable securities. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Level 3 — Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any financial assets or liabilities that are classified as Level 3 inputs as of September 30, 2009 or December 31, 2008.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of September 30, 2009 and December 31, 2008:

	As of	Fair Value Measurements
(in millions)	September 30, 2009	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$180.7	$180.7	$—	$—
Foreign exchange contracts (b)	0.4	—	0.4	—
Total assets at fair value	$181.1	$180.7	$0.4	$—

Liabilities
Interest rate swaps (b)	$70.3	$—	$70.3	$—
Cross-currency interest rate swaps (b)	5.7	—	5.7	—
Cross-currency interest rate swaps - net investment hedge (b)	28.4	—	28.4	—
Total liabilities at fair value	$104.4	$—	$104.4	$—

	As of	Fair Value Measurements
(in millions)	December 31, 2008	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$395.8	$395.8	$—	$—
Foreign exchange contracts (b)	1.1	—	1.1	—
Total assets at fair value	$396.9	$395.8	$1.1	$—

Liabilities
Interest rate swaps (b)	$65.4	$—	$65.4	$—
Cross-currency interest rate swaps (b)	4.8	—	4.8	—
Cross-currency interest rate swaps - net investment hedge (b)	16.4	—	16.4	—
Total liabilities at fair value	$86.6	$—	$86.6	$—

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

Counter-party risk - The Company manages counter-party risk by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of September 30, 2009 and December 31, 2008 based on market participant assumptions. In addition, based on the credit evaluation of each institution comprising its derivative assets as of September 30, 2009 and December 31, 2008, the Company believes the carrying values of these assets as of September 30, 2009 and December 31, 2008 to be fully realizable.

Debt - The Company estimates that its debt under the senior secured credit facility and Titanium Dioxide Pigments venture facility agreement, based on current interest rates and terms, approximates fair value. Based on quoted market prices at September 30, 2009, the Company estimates the fair value of its 2014 Notes approximated $562.2 million. As of September 30, 2009, the aggregate principal carrying amount of the 2014 Notes was $566.1 million.

Cash and Cash Equivalents - All highly liquid instruments and money market funds with an original maturity of three months or less are considered to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

7.  ACQUISITIONS:

Pursuant to the Company’s business strategy of achieving profitable growth through selective acquisitions, the Company has acquired several businesses in recent years. In accordance with ASC 350 — Intangibles—Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets), any goodwill resulting from acquisitions is tested for impairment at least annually.

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

On September 1, 2008, the Company completed the formation of a venture with Kemira that focuses on specialty titanium dioxide pigments. The venture combines the Company’s titanium dioxide pigments and functional additives businesses, which are part of the Titanium Dioxide Pigments segment, including its production facility in Duisburg, Germany, and Kemira’s titanium dioxide business, including Kemira’s titanium dioxide plant in Pori, Finland. The Company has consolidated this venture and has reported Kemira’s interest as noncontrolling interest in the condensed consolidated financial statements. The Company owns 61% of the venture with Kemira owning the remaining portion. The venture’s acquisition of the shares of the Rockwood and Kemira entities was facilitated by the borrowings under a term loan of €250.0 million on September 3, 2008 ($362.5 million using a September 3, 2008 exchange rate of $1.4498). The venture made a payment of €97.5 million ($141.4 million using a September 3, 2008 exchange rate) to the venture’s noncontrolling shareholder. In addition, the venture obtained a €30.0 million ($43.9 million) revolving credit facility to finance its operations and the venture has assumed debt of €23.8 million ($34.8 million) from Kemira, primarily due to a defined benefit pension plan. The Company estimates that the potential exposure range for assumed environmental liabilities is from $13.5 million to $25.3 million. At September 30, 2009, $13.5 million of related reserves were recorded. The allocation of the purchase price to the identifiable assets acquired is complete.

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

In addition to the acquisitions described above, the Company had completed other smaller acquisitions in 2008. Depending on the timing and complexity involved, the purchase price allocation to the net assets acquired for certain acquisitions completed within the last year was preliminary as of September 30, 2009.

The above acquisitions were not material on an individual basis, or in the aggregate.

8.  INVENTORIES:

Inventories are comprised of the following:

	September 30,	December 31,
($ in millions)	2009	2008
Raw materials	$170.5	$203.8
Work-in-process	72.3	74.2
Finished goods	286.0	355.3
Packaging materials	7.1	7.7
Total	$535.9	$641.0

9.  GOODWILL:

Below are goodwill balances and activity by segment:

	Specialty	Advanced
($ in millions)	Chemicals	Ceramics	Total
Balance, December 31, 2008	$648.0	$269.8	$917.8
Acquisitions	(1.1)	0.6	(0.5)
Foreign exchange	29.4	13.2	42.6
Balance, September 30, 2009	$676.3	$283.6	$959.9

10.  OTHER INTANGIBLE ASSETS:

Other intangible assets, net consist of:

	As of September 30, 2009			As of December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$431.7	$(169.9)	$261.8	$411.9	$(142.0)	$269.9
Trade names and trademarks	149.1	(33.3)	115.8	141.5	(27.1)	114.4
Customer relationships	387.0	(107.7)	279.3	372.2	(79.1)	293.1
Supply agreements	60.0	(10.9)	49.1	57.3	(6.3)	51.0
Other	66.4	(42.0)	24.4	61.7	(35.3)	26.4
Total	$1,094.2	$(363.8)	$730.4	$1,044.6	$(289.8)	$754.8

Amortization of other intangible assets was $20.6 million and $20.3 million for the three months ended September 30, 2009 and 2008, respectively, and $60.1 million and $58.8 million for the nine months ended September 30, 2009 and 2008, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ended	Expense
2009	$80.6
2010	81.3
2011	79.0
2012	75.8
2013	74.8

11.  LONG-TERM DEBT

Long-term debt and loans payable are summarized as follows:

	September 30,	December 31,
($ and € in millions)	2009	2008
Senior secured credit facilities:
Tranche A-1 term loans (€4.2 and €22.8, respectively)	$6.1	$31.9
Tranche A-2 term loans (€36.5 and €99.4, respectively)	53.4	138.9
Tranche E term loans	139.4	1,104.9
Tranche G term loans (€65.1 and €265.2, respectively)	95.3	370.5
Tranche H term loans	937.2	—
Tranche I term loans (€194.7 as of September 30, 2009)	285.0	—
2014 Notes (€250.1 and $200.0 and €364.0 and $200.0, respectively)	566.1	708.5
Titanium Dioxide Pigments venture term loans (€245.0 and €250.0, respectively)	358.7	349.3
Titanium Dioxide Pigments venture revolving credit facility (€10.0 as of September 30, 2009)	14.6	—
Capitalized lease obligations (€32.5 and €34.3, respectively)	47.6	47.9
Other loans	59.3	59.3
	2,562.7	2,811.2
Less current maturities	(88.1)	(90.9)
	$2,474.6	$2,720.3

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

On June 15, 2009, the Company entered into the amended and restated credit agreement (“Restated Credit Agreement”), which amended and restated in its entirety the Company’s senior secured credit agreement. The Restated Credit Agreement extended the maturity of certain term loans by providing for (i) approximately $942.0 million of new tranche H term loans with a maturity date of May 15, 2014, the aggregate amount of which is deemed to convert a like amount of outstanding principal of existing tranche E term loans (that had a maturity date of July 30, 2012) under the existing credit agreement and (ii) approximately €195.6 million ($270.0 million using the exchange rate on the date of amendment, June 15, 2009, of $1.3803) of new tranche I term loans with a maturity date of May 15, 2014, the aggregate amount of which is deemed to convert a like amount of outstanding principal of existing tranche G term loans (that had a maturity date of July 30, 2012) under the existing credit agreement. In the third quarter of 2009, the Company extended the maturity of $180 million of availability under the revolving credit facility from 2010 to 2012 bearing interest at its option of either (i) Libor (subject to Libor floor of 2.00%) plus 4.50% or (ii) ABR plus 3.25%. There were no outstanding borrowings under this revolving credit facility as of September 30, 2009.

The Restated Credit Agreement also provides for a Libor (Euribor for Euro-denominated tranches) floor of 2.00% applicable to all senior secured credit facilities subject to pricing based on Libor or Euribor with the following applicable margins above Libor or Euribor: applicable margins for Tranches A-1 and A-2 of 3.00%; Tranche E of 2.75%; Tranche G of 3.00%; Tranche H of 4.25%; and Tranche I of 4.50%, in each case per annum, each with a 0.25% reduction for achieving a designated credit rating, with the exception of Tranches A-1 and A-2. As of September 30, 2009, the Company continued to qualify for the 0.25% interest rate reduction as the designated credit ratings were achieved.

In addition, the Restated Credit Agreement replaced the consolidated total debt to consolidated Adjusted EBITDA ratio covenant with a senior secured debt to consolidated Adjusted EBITDA ratio covenant such that the Company may not permit its senior secured debt ratio to exceed 4.40 to 1.00 on the last day of any fiscal quarter through and including March 31, 2010, 4.25 to 1.00 on the last day of any fiscal quarter thereafter through and including September 30, 2010, and 4.00 to 1.00 on the last day of any fiscal quarter thereafter. The Restated Credit Agreement also reset the asset sales basket, increased the available amount basket that applies to certain investment, debt and capital expenditure negative covenants and certain other baskets.

12.  INCOME TAXES:

The effective tax rate for the nine months ended September 30, 2009 and 2008 was 89.6% and 33.8%, respectively. The increase in the effective tax rate from the prior year is primarily related to the mix of domestic losses and foreign income in 2009 compared to 2008. In both periods, there is an absence of a tax benefit for the Company’s domestic losses as a result of a full valuation allowance. The difference between the effective rate and the U.S. statutory rate of 35.0% in the nine months ended September 30, 2009 primarily relates to the domestic valuation allowance partially offset by a nonrecurring tax benefit related to foreign currency changes. The difference between the effective tax rate and the U.S. statutory rate of 35.0% for the nine months ended September 30, 2008 is primarily a function of favorable foreign rate differentials, the impact of the valuation allowance on domestic losses and the allocation of benefits to continuing operations primarily from other comprehensive income.

In the nine months ended September 30, 2009, the Company increased its worldwide valuation allowances by $40.4 million. The increase in the valuation allowance was due to domestic and foreign losses and losses recorded in other comprehensive income. The change in the valuation allowance for the nine months ended September 30, 2009 increased the tax provision by $25.8 million. The following table reflects the activity in the valuation allowance for worldwide net operating losses and other deferred income tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2008	$84.9
Increase as reflected in income tax expense	25.8
Other increase (a)	14.6
Balance as of September 30, 2009	$125.3

(a)                Primarily related to temporary differences of hedges, as well as mark-to-market of the Company’s Euro-denominated debt.

In the nine months ended September 30, 2009, based on the Company’s policy and review of available information, including the Company’s steady-state analysis, it was determined that there was not sufficient positive evidence of future taxable income to release the U.S. Federal valuation allowance that has been recorded. During the nine months ended September 30, 2009, the Company’s net U.S. Federal deferred tax assets and liabilities were maintained at a zero level, other than a noncurrent deferred tax liability relating to goodwill with an indefinite reversal period and a noncurrent deferred tax asset relating to a Federal AMT Credit. It is the Company’s policy that the valuation allowance is reversed in the year management determines it is more likely than not that the deferred tax assets will be realized.

Unrecognized tax benefits at September 30, 2009 were $27.7 million. This includes $27.3 million of tax benefits that, if recognized, would affect the effective tax rate, and $0.4 million of tax benefits that, if recognized, would result in an adjustment to other tax accounts.

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company had accrued $7.1 million for interest and penalties at December 31, 2008. During the nine months ended September 30, 2009, the accrual for interest and penalties was increased by $1.3 million to $8.4 million.

During the next twelve months, it is reasonably possible that resolution of uncertain tax liabilities could result in a benefit of up to $11.6 million or a cost of up to $18.6 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company’s tax filings in major jurisdictions are open to investigation by tax authorities; in the U.S. from 2005, in the U.K. from 2006, and in Germany from 2000.

13.  EMPLOYEE BENEFIT PLANS:

The following table represents the net periodic benefit costs and related components in accordance with ASC 715, Compensation — Retirement Benefits (formerly SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R)):

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008
Service cost	$2.3	$2.0	$6.5	$5.7
Interest cost	9.1	7.7	26.3	22.0
Expected return on assets	(4.0)	(3.4)	(11.4)	(8.9)
Net amortization of actuarial losses	0.1	—	0.5	(0.1)
Net periodic pension cost	7.5	6.3	21.9	18.7
Settlement/curtailment	(0.1)	—	(0.3)	—
Total pension cost	$7.4	$6.3	$21.6	$18.7

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

During the three and nine months ended September 30, 2009, the Company expensed $1.7 million and $4.4 million, respectively, of restructuring charges. In addition, “restructuring and other severance costs” in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 included other severance-related costs of $2.5 million and $11.6 million, respectively, related to headcount reductions undertaken throughout the Company.

For the nine months ended September 30, 2009, the Company expensed $4.4 million of restructuring charges. In the Specialty Chemicals segment, $0.4 million of asset write-offs were recorded in the nine months ended September 30, 2009 as part of restructuring plans in 2008 and 2007. In the Color Pigments and Services business within the Performance Additives segment, $0.2 million of asset write-offs were recorded in the nine months ended September 30, 2009 related to a 2009 restructuring plan. In the Performance Additives segment, the Company recorded $1.4 million primarily related to a restructuring plan implemented in 2008 in the Color Pigments and Services business in connection with the integration of the businesses acquired from Elementis plc, which included the reorganization and relocation of the North American Finance and IT services, and the closure of three manufacturing facilities in 2008. In the Specialty Chemicals segment, $2.0 million was recorded in the nine months ended September 30, 2009 primarily for headcount reduction and facility closure costs as part of restructuring plans in 2008 and 2007. In addition, $0.2 million was recorded in the Specialty Chemicals segment related to facility closures in connection with a 2009 restructuring plan. Headcount reduction and facility closure costs of $0.2 million were recorded in the nine months ended September 30, 2009 at Corporate related to a 2007 restructuring plan.

During the three and nine months ended September 30, 2008, the Company expensed $3.4 million and $5.7 million, respectively, of restructuring charges. In the Performance Additives segment, the Company implemented a restructuring plan in its Color Pigments and Services business in connection with the integration of the business acquired from Elementis plc. For the nine months ended September 30, 2008, the Company recorded $2.3 million of severance costs and $0.5 million of asset write-offs related to this restructuring plan. In the Timber Treatment Chemicals business, $0.4 million was recorded for miscellaneous headcount reductions. In the Advanced Ceramics, Specialty Chemicals and Specialty Compounds segments, $0.9 million, $0.8 million and $0.4 million, respectively, were recorded in the nine months ended September 30, 2008 for miscellaneous headcount reductions. In the Corporate and other segment, facility closure costs of $0.4 million were recorded related to the restructuring of the wafer reclaim business.

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

Selected information for the 2009 restructuring actions follows:

	Facility
($ in millions)	Closure	Total
Liability balance, December 31, 2008	$—	$—
Restructuring charge in 2009	0.2	0.2
Utilized	(0.1)	(0.1)
Foreign exchange and other	—	—
Liability balance, September 30, 2009	$0.1	$0.1

Selected information for the 2008 restructuring actions follows:

		Facility
($ in millions)	Severance	Closure	Relocation	Total
Liability balance, December 31, 2008	$13.2	$0.1	$0.2	$13.5
Restructuring charge in 2009	1.3	0.8	—	2.1
Utilized	(10.2)	(0.7)	(0.1)	(11.0)
Foreign exchange and other	0.5	—	—	0.5
Liability balance, September 30, 2009	$4.8	$0.2	$0.1	$5.1

These actions are expected to be completed during 2009.

Selected information for the 2007 restructuring actions follows:

		Facility
($ in millions)	Severance	Closure	Relocation	Total
Liability balance, December 31, 2008	$1.3	$1.5	$0.2	$3.0
Restructuring charge in 2009	1.0	0.4	—	1.4
Utilized	(1.3)	(0.8)	(0.2)	(2.3)
Foreign exchange and other	—	(0.2)	—	(0.2)
Liability balance, September 30, 2009	$1.0	$0.9	$—	$1.9

These actions are expected to be completed during 2009.

Selected information for the 2006 restructuring actions follows:

		Facility
($ in millions)	Severance	Closure	Total
Liability balance, December 31, 2008	$0.1	$2.3	$2.4
Restructuring charge in 2009	—	0.1	0.1
Utilized	(0.1)	(0.5)	(0.6)
Foreign exchange and other	—	0.3	0.3
Liability balance, September 30, 2009	$—	$2.2	$2.2

The facility closure costs from the 2006 restructuring actions primarily relate to the restructuring of the wafer reclaim business and the closure of two wafer reclaim facilities. The facility closure costs are expected to be completed when the lease expires in 2018.

Restructuring reserves by segment are as follows:

	September 30,	December 31,
($ in millions)	2009	2008
Specialty Chemicals	$4.1	$8.1
Performance Additives	1.2	2.3
Titanium Dioxide Pigments	0.8	1.4
Advanced Ceramics	0.8	4.5
Specialty Compounds	0.2	0.5
Corporate and other	2.2	2.1
	$9.3	$18.9

15.  COMMITMENTS AND CONTINGENCIES:

Legal Proceedings—The Company is involved in various legal proceedings, including commercial, intellectual property, product liability and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these matters in accordance with ASC 450 — Contingencies (formerly SFAS No. 5, Accounting for Contingencies), if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company’s policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred.

Hospira Matter

In April 2005, Hospira Incorporated filed suit in Mecklenburg County, North Carolina Superior Court against one of the Company’s wholly-owned subsidiaries in its Specialty Compounds segment alleging claims for negligence, negligent misrepresentation, estoppel, fraud, third party beneficiary breach of contract and unfair trade practices as a result of the subsidiary providing PVC compound to its customer. Hospira is seeking damages of approximately $16.0 million for costs allegedly related to its recall and destruction of intravenous administration kits that incorporated components made with this compound, and further seeks treble damages of approximately $48.0 million, plus attorneys’ fees and interest, under the North Carolina unfair trade practice statute. The Court dismissed Hospira’s negligence and estoppel claims, but initially denied the subsidiary’s motion to dismiss the other claims. Following discovery, the Company’s subsidiary filed a motion for summary judgment to dismiss the remaining claims and, on November 9, 2007, the trial court granted the Company’s motion for summary judgment and dismissed all of the plaintiff’s claims. The plaintiff appealed this decision and, in early 2009, the appellate court affirmed on all counts with the exception of the negligence claim, which it reversed and remanded to the trial court. The Company’s subsidiary filed a petition with the North Carolina Supreme Court for review of the appellate court’s ruling, which was denied. The parties recently reached a tentative settlement in this matter, which is subject to executing a mutually agreed settlement agreement. The Company had previously accrued for this matter and does not believe that resolution of this matter will have a material adverse effect on its business or financial condition.

Advertising Matter

On March 3, 2009, Osmose, Inc. (“OI”) filed an action against Viance LLC (“Viance”), the joint venture in the Timber Treatment Chemicals business, Rockwood Holdings, Inc., and certain individuals, in the U.S. District Court, Northern District of Georgia, claiming that recent advertisements by Viance comparing its ACQ product and OI’s MCQ product were false and misleading in violation of the Lanham Act, constituted unfair competition, violated the Georgia Deceptive Trade Practices Act, were defamatory and that Viance tortiously interfered with OI’s business relationships. OI is seeking damages related to their attorney’s fees and costs and punitive damages. OI also sought a temporary restraining order (“TRO”) and a preliminary injunction prohibiting Viance from continuing to make certain claims in advertisements related to their MCQ product.  On March 20, 2009, the district court granted Osmose’s motion for a TRO. Viance raised certain counterclaims related to OI’s advertisements and both parties’ claims were heard at a recent hearing. In September 2009, the district court issued a preliminary injunction prohibiting Viance from making certain claims related to MCQ in its advertisements and denied Viance’s request for a preliminary injunction related to certain claims in Osmose’s advertisements. The Company expects the matter to proceed to a full trial on the merits of the claims. The Company will continue to vigorously defend this matter. While the Company believes the defendants have meritorious defenses against OI’s claims and does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation, and the resolution of this matter may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

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

Other Matters

Although the Company expects to continue to pay legal fees in connection with the above matters and other legal actions related to chromated copper arsenate and other product liability matters, based on currently available facts, the Company does not believe that any individual action mentioned will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Reserves in connection with product liability matters do not individually exceed $1.5 million and in the aggregate $6.6 million as of September 30, 2009. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

Regulatory Developments

On June 1, 2007, the Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation became effective in the EU. REACH requires manufacturers and importers of certain chemicals to register those chemicals, perform health and environmental risk analyses of those chemicals, and in certain instances, obtain authorizations for the use of the chemicals. Covered substances were pre-registered by November 30, 2008. REACH is expected to be implemented in three phases over an eleven year period based on known product hazards and/or volume of product in commerce. Under REACH, where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. As a specialty chemicals company, it is possible that the Company is the only manufacturer of one or more substances to be regulated under REACH and thus could potentially bear the full cost of compliance with REACH for some or all of the Company’s products. The Company estimates it has approximately 350 products that are subject to REACH. The Company is taking steps to comply with REACH, which included the pre-registration of its products. The Company does not believe these costs will have a material impact on its results of operations, financial position or liquidity. In addition, it is possible that REACH may affect raw material supply, customer demand for certain products and the Company’s decision to continue to manufacture and sell certain products.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination for which the Company has reserved for at September 30, 2009:

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

The Company is also responsible for environmental matters at some of its former off-site disposal locations owned by third parties. These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at the following Superfund locations: Casmalia, CA; Laurel, MD; Niagara Falls, NY; South Gate, CA; and Whittier, CA and has reserves for these matters totaling $4.3 million at September 30, 2009. In addition, the German authorities have ordered the Company to investigate and, depending on the results, potentially remediate a portion of a former site in Liebenau, Germany. The Company is currently in the process of gathering additional information regarding the site and cannot predict the potential scope of any such remediation.

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

Government Enforcement Proceedings and Civil Litigation

During the course of the Company’s business, the Company may receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable SHE laws. During 2008, the Company’s Timber Treatment Chemicals subsidiary was cited by the U.S. EPA for failure to report hazardous material production quantities under the Toxic Substances Control Act - 2005 Inventory Update Rule. The business has subsequently provided the required information; however, the business paid a fine of $0.1 million as a result of this violation.

In September 2009, a subsidiary of the Company’s Specialty Chemicals segment was cited by the U.S. EPA for failure to report hazardous material production quantities under the Toxic Substances Control Act - 2005 Inventory Update Rule. The business has provided the required information; however, the business expects to pay a fine as a result of this violation. The Company does not believe, based upon currently available information, that this issue will have a material adverse impact on its results of operations, financial position or liquidity.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $61.9 million and $55.1 million for known environmental liabilities as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, $55.8 million and $55.1 million, respectively, were classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The increase in the reserve was primarily due to unanticipated cost increases at a State Superfund remediation project in Laurel, MD related to legacy obligations assumed in connection with the acquisition of Laporte, plc in 2000. For this Superfund project, the Company expects to be indemnified by Evonik Degussa, as successor to Laporte, for most of this reserve and has recorded a receivable of $5.0 million as of September 30, 2009. Included in the $61.9 million as of September 30, 2009 is $22.3 million that is discounted using discount rates ranging from 5.0% to 7.5%, with the undiscounted amount of these reserves equaling $32.1 million. Included in the $55.1 million as of December 31, 2008 is $21.4 million that is discounted using discount rates ranging from 5.0% to 7.5%, with the undiscounted amount of these reserves equaling $30.9 million. In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. The Company estimates that the potential range for such environmental matters as of September 30, 2009 is from $61.9 million to $107.1 million. For the nine months ended September 30, 2009, the Company recorded charges of $4.8 million ($9.8 million increase to the environmental reserve less the $5.0 million receivable recorded as noted above) to increase its environmental liabilities and made payments of $5.1 million for clean-up and remediation costs, which reduced its environmental liabilities. For the nine months ended September 30, 2009, the recurring cost of managing hazardous substances for ongoing operations is $33.6 million.

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

The Company is obligated to undertake soil remediation at two facilities in Europe in the event manufacturing operations are discontinued there at some future date. In addition, in the event that manufacturing operations are discontinued at any of the Company’s other facilities with known contamination, regulatory authorities may impose more stringent requirements on the Company including soil remediation. The Company does not contemplate any such action occurring in the foreseeable future, as these facilities’ remaining lives are indefinite. Given the indeterminate useful life of these facilities and the corresponding indeterminate settlement date of any soil remediation obligations, the Company does not have sufficient information to estimate a range of potential settlement dates for its obligations. Consequently, the Company cannot employ a present value technique to estimate fair value and, accordingly, has not accrued for any environmental-related costs to remediate soil at these facilities.

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$168.1	$618.1	$786.2
Cost of products sold	—	126.5	428.5	555.0
Gross profit	—	41.6	189.6	231.2
Selling, general and administrative expenses	—	32.6	122.2	154.8
Restructuring and other severance costs	—	0.7	3.5	4.2
Gain on sale of assets	—	(0.4)	—	(0.4)
Operating income	—	8.7	63.9	72.6
Other expenses, net:
Intergroup interest, net	33.9	(15.7)	(18.2)	—
Interest expense	(43.2)	(0.4)	(10.4)	(54.0)
Interest income	—	—	0.4	0.4
Intergroup other, net	—	2.1	(2.1)	—
Gain (loss) on early extinguishment of debt, net	0.7	(0.7)	(0.9)	(0.9)
Foreign exchange gain, net	—	—	4.5	4.5
Other, net	(0.1)	0.1	—	—
Other expenses, net	(8.7)	(14.6)	(26.7)	(50.0)
(Loss) income from continuing operations before taxes	(8.7)	(5.9)	37.2	22.6
Income tax provision (benefit)	7.7	(3.3)	8.6	13.0
(Loss) income from continuing operations	(16.4)	(2.6)	28.6	9.6
(Loss) income from discontinued operations, net of tax	(0.2)	0.1	—	(0.1)
Net (loss) income	(16.6)	(2.5)	28.6	9.5
Net loss attributable to the noncontrolling interest	—	—	0.6	0.6
Net (loss) income attributable to Rockwood Specialties Group, Inc.	$(16.6)	$(2.5)	$29.2	$10.1

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2009

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$480.1	$1,696.5	$2,176.6
Cost of products sold	—	365.5	1,194.6	1,560.1
Gross profit	—	114.6	501.9	616.5
Selling, general and administrative expenses	0.1	99.9	350.9	450.9
Restructuring and other severance costs	—	3.8	12.2	16.0
Gain on sale of assets	—	(0.3)	—	(0.3)
Operating (loss) income	(0.1)	11.2	138.8	149.9
Other income (expenses), net:
Intergroup interest, net	87.6	(40.4)	(47.2)	—
Interest expense	(99.7)	(1.1)	(31.8)	(132.6)
Interest income	0.7	(0.2)	0.7	1.2
Intergroup other, net	155.3	(147.4)	(7.9)	—
Gain (loss) on early extinguishment of debt, net	5.2	(6.9)	(24.9)	(26.6)
Foreign exchange (loss) gain, net	(3.3)	(0.1)	18.8	15.4
Other, net	(0.5)	0.5	0.4	0.4
Other income (expenses), net	145.3	(195.6)	(91.9)	(142.2)
Income (loss) from continuing operations before taxes	145.2	(184.4)	46.9	7.7
Income tax provision (benefit)	6.9	1.3	(1.3)	6.9
Income (loss) from continuing operations	138.3	(185.7)	48.2	0.8
Income from discontinued operations, net of tax	1.0	0.2	2.1	3.3
Net income (loss)	139.3	(185.5)	50.3	4.1
Net loss attributable to the noncontrolling interest	—	—	6.2	6.2
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$139.3	$(185.5)	$56.5	$10.3

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$204.0	$676.8	$880.8
Cost of products sold	—	152.6	470.7	623.3
Gross profit	—	51.4	206.1	257.5
Selling, general and administrative expenses	—	40.0	130.3	170.3
Restructuring and other severance costs	—	0.2	3.2	3.4
Loss (gain) on sale of assets	—	0.1	(2.8)	(2.7)
Operating income	—	11.1	75.4	86.5
Other expenses, net:
Intergroup interest, net	28.3	(10.3)	(18.0)	—
Interest expense	(49.0)	(0.3)	(7.0)	(56.3)
Interest income	4.2	(2.9)	(0.7)	0.6
Intergroup other, net	0.9	2.7	(3.6)	—
Foreign exchange (loss) gain, net	(28.4)	0.1	1.8	(26.5)
Other, net	—	0.2	—	0.2
Other expenses, net	(44.0)	(10.5)	(27.5)	(82.0)
(Loss) income from continuing operations before taxes	(44.0)	0.6	47.9	4.5
Income tax (benefit) provision	(8.7)	1.8	17.2	10.3
(Loss) income from continuing operations	(35.3)	(1.2)	30.7	(5.8)
Income from discontinued operations, net of tax	—	1.5	—	1.5
Net (loss) income	(35.3)	0.3	30.7	(4.3)
Net loss attributable to the noncontrolling interest	—	—	1.0	1.0
Net (loss) income attributable to Rockwood Specialties Group, Inc.	$(35.3)	$0.3	$31.7	$(3.3)

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$594.2	$2,053.6	$2,647.8
Cost of products sold	—	440.0	1,394.5	1,834.5
Gross profit	—	154.2	659.1	813.3
Selling, general and administrative expenses	0.1	120.2	392.4	512.7
Restructuring and other severance costs	—	0.7	5.0	5.7
Loss (gain) on sale of assets	—	0.1	(1.9)	(1.8)
Operating (loss) income	(0.1)	33.2	263.6	296.7
Other expenses, net:
Intergroup interest, net	84.3	(29.2)	(55.1)	—
Interest expense	(115.7)	(1.2)	(22.8)	(139.7)
Interest income	8.2	(3.0)	(1.0)	4.2
Intergroup other, net	0.9	6.8	(7.7)	—
Foreign exchange (loss) gain, net	(9.0)	(0.2)	(3.0)	(12.2)
Other, net	(0.4)	0.6	0.5	0.7
Other expenses, net	(31.7)	(26.2)	(89.1)	(147.0)
(Loss) income from continuing operations before taxes	(31.8)	7.0	174.5	149.7
Income tax (benefit) provision	(7.8)	6.4	52.0	50.6
(Loss) income from continuing operations	(24.0)	0.6	122.5	99.1
Income from discontinued operations, net of tax	—	2.9	—	2.9
Net (loss) income	(24.0)	3.5	122.5	102.0
Net loss attributable to the noncontrolling interest	—	—	0.4	0.4
Net (loss) income attributable to Rockwood Specialties Group, Inc.	$(24.0)	$3.5	$122.9	$102.4

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2009

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36.3	$14.9	$230.9	$—	$282.1
Accounts receivable, net	—	92.4	393.9	—	486.3
Inventories	—	112.1	423.8	—	535.9
Deferred income taxes	3.7	11.8	11.5	—	27.0
Prepaid expenses and other current assets	0.4	20.9	46.8	—	68.1
Total current assets	40.4	252.1	1,106.9	—	1,399.4
Property, plant and equipment, net	—	279.7	1,462.8	—	1,742.5
Investment in subsidiary	1,423.2	90.7	—	(1,513.9)	—
Goodwill	—	17.2	942.7	—	959.9
Intergroup receivable	2,094.3	207.2	3,701.9	(6,003.4)	—
Other intangible assets, net	—	99.6	630.8	—	730.4
Deferred debt issuance costs, net	1.5	6.3	20.4	—	28.2
Deferred income taxes	—	—	26.1	—	26.1
Other assets	—	1.4	37.1	—	38.5
Total assets	$3,559.4	$954.2	$7,928.7	$(7,517.3)	$4,925.0
LIABILITIES
Current liabilities:
Accounts payable	$—	$44.6	$175.4	$—	$220.0
Income taxes payable	—	(1.6)	6.1	—	4.5
Accrued compensation	—	8.1	53.4	—	61.5
Restructuring liability	—	1.2	8.1	—	9.3
Accrued expenses and other current liabilities	59.4	50.1	123.5	—	233.0
Deferred income taxes	—	—	8.4	—	8.4
Long-term debt, current portion	15.9	—	72.2	—	88.1
Total current liabilities	75.3	102.4	447.1	—	624.8
Long-term debt	2,013.3	—	461.3	—	2,474.6
Pension and related liabilities	—	15.7	357.5	—	373.2
Intergroup payable	87.4	1,274.1	4,641.9	(6,003.4)	—
Deferred income taxes	5.1	4.4	86.5	—	96.0
Other liabilities	65.2	25.9	91.1	—	182.2
Total liabilities	2,246.3	1,422.5	6,085.4	(6,003.4)	3,750.8
EQUITY
Rockwood Specialties Group, Inc. stockholder’s equity:
Common stock	—	190.6	164.7	(355.3)	—
Paid-in capital	1,044.0	104.7	1,053.9	(1,158.6)	1,044.0
Accumulated other comprehensive income	18.6	(6.6)	255.3	—	267.3
Retained earnings (deficit)	250.5	(757.0)	76.2	—	(430.3)
Total Rockwood Specialties Group, Inc. stockholder’s equity	1,313.1	(468.3)	1,550.1	(1,513.9)	881.0
Noncontrolling interest	—	—	293.2	—	293.2
Total equity	1,313.1	(468.3)	1,843.3	(1,513.9)	1,174.2
Total liabilities and equity	$3,559.4	$954.2	$7,928.7	$(7,517.3)	$4,925.0

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$139.3	$(185.5)	$50.3	$4.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(1.0)	(0.2)	(2.1)	(3.3)
Depreciation and amortization	—	41.0	167.5	208.5
Deferred financing costs amortization	0.2	0.8	5.2	6.2
Loss on early extinguishment of debt, net (a)	6.7	2.0	17.9	26.6
Foreign exchange loss (gain), net	3.3	0.1	(18.8)	(15.4)
Fair value adjustment of derivatives	(4.9)	—	3.6	(1.3)
Bad debt provision	—	0.2	0.5	0.7
Stock-based compensation	—	2.1	1.0	3.1
Deferred income taxes	1.1	5.0	(17.6)	(11.5)
Loss on sale of assets and other	—	(0.1)	0.2	0.1
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(1.0)	(3.6)	(4.6)
Inventories	—	41.9	79.5	121.4
Prepaid expenses and other assets	0.5	(6.9)	6.1	(0.3)
Accounts payable	—	(3.1)	(29.1)	(32.2)
Income taxes payable	6.4	(5.0)	(2.2)	(0.8)
Accrued expenses and other liabilities	9.4	(17.7)	(23.8)	(32.1)
Intercompany operating activities, net	276.5	(222.6)	(53.9)	—
Net cash provided by (used in) operating activities of continuing operations	437.5	(349.0)	180.7	269.2
Net cash provided by operating activities of discontinued operations	—	—	—	—
Net cash provided by (used in) operating activities	437.5	(349.0)	180.7	269.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	—	—	(6.4)	(6.4)
Capital expenditures, excluding capital leases	—	(20.5)	(96.0)	(116.5)
Contractual advance to Titanium Dioxide Pigments noncontrolling shareholder	—	—	(16.0)	(16.0)
Proceeds on sale of assets	—	2.6	5.3	7.9
Net cash used in investing activities of continuing operations	—	(17.9)	(113.1)	(131.0)
Net cash used in investing activities of discontinued operations	—	(0.5)	—	(0.5)
Net cash used in investing activities	—	(18.4)	(113.1)	(131.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of 2014 Notes	(146.8)	—	—	(146.8)
Proceeds from Titanium Dioxide Pigments revolving credit facility	—	—	14.1	14.1
Prepayment of senior secured debt	(40.8)	—	(61.5)	(102.3)
Repayment of senior secured debt	(19.7)	—	(29.5)	(49.2)
Payments on other long-term debt	—	—	(6.2)	(6.2)
Deferred financing costs	(13.8)	—	—	(13.8)
Fees related to early extinguishment of debt	(12.0)	—	—	(12.0)
Loan from Viance noncontrolling shareholder	—	—	2.0	2.0
Intercompany financing related activity	(440.3)	370.8	69.5	—
Net cash (used in) provided by financing activities of continuing operations	(673.4)	370.8	(11.6)	(314.2)
Net cash used in financing activities of discontinued operations	—	—	—	—
Net cash (used in) provided by financing activities	(673.4)	370.8	(11.6)	(314.2)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	—	(9.6)	(10.1)
Net (decrease) increase in cash and cash equivalents	(236.4)	3.4	46.4	(186.6)
Cash and cash equivalents of continuing operations, beginning of period	272.7	11.5	184.5	468.7
Cash and cash equivalents of continuing operations, end of period	$36.3	$14.9	$230.9	$282.1

(a)          Includes the write-off of deferred financing costs of $20.9 and lender fees related to the early extinguishment of debt of $12.0, partially offset by a discount on the prepayment of the 2014 Notes of $6.3.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(24.0)	$3.5	$122.5	$102.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations, net of tax	—	(2.9)	—	(2.9)
Depreciation and amortization	—	34.1	156.5	190.6
Deferred financing costs amortization	0.3	0.7	6.1	7.1
Foreign exchange loss, net	9.0	0.2	3.0	12.2
Fair value adjustment of derivatives	5.6	—	1.2	6.8
Bad debt provision	—	(0.3)	1.2	0.9
Acquired in-process research and development	—	—	2.8	2.8
Stock-based compensation	—	4.1	2.2	6.3
Deferred income taxes	(8.2)	5.4	17.0	14.2
Loss (gain) on sale of assets and other	—	0.2	(2.0)	(1.8)
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(27.8)	(32.7)	(60.5)
Inventories	—	(16.6)	(28.4)	(45.0)
Prepaid expenses and other assets	4.0	(0.9)	3.3	6.4
Accounts payable	—	(1.1)	(28.0)	(29.1)
Income taxes payable	(0.6)	(1.0)	5.0	3.4
Accrued expenses and other liabilities	10.3	(6.3)	22.1	26.1
Intercompany operating activities, net	37.0	(33.5)	(3.5)	—
Net cash provided by (used in) operating activities of continuing operations	33.4	(42.2)	248.3	239.5
Net cash provided by operating activities of discontinued operations	—	11.9	—	11.9
Net cash provided by (used in) operating activities	33.4	(30.3)	248.3	251.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	—	(97.4)	(84.3)	(181.7)
Acquisitions, related intercompany	(96.0)	96.0	—	—
Post closing purchase price consideration	—	—	29.1	29.1
Post closing purchase price consideration, related intercompany	10.0	—	(10.0)	—
Capital expenditures, excluding capital leases	—	(22.8)	(134.3)	(157.1)
Proceeds on sale of assets	—	2.2	2.1	4.3
Net cash used in investing activities of continuing operations	(86.0)	(22.0)	(197.4)	(305.4)
Net cash used in investing activities of discontinued operations	—	(5.0)	(0.1)	(5.1)
Net cash used in investing activities	(86.0)	(27.0)	(197.5)	(310.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Titanium Dioxide Pigments venture financing	—	3.3	359.2	362.5
Payment of assumed debt to Titanium Dioxide Pigments venture minority shareholder	—	(2.2)	(139.2)	(141.4)
Repayment of senior secured credit facilities	(25.6)	—	(43.1)	(68.7)
Payments on other long-term debt	—	—	(30.7)	(30.7)
Equity contributions	0.2	—	—	0.2
Deferred financing costs	—	—	(5.0)	(5.0)
Distribution to noncontrolling shareholder	—	—	(3.9)	(3.9)
Intercompany financing related activity	124.2	(55.6)	(68.6)	—
Net cash provided by (used in) financing activities of continuing operations	98.8	(54.5)	68.7	113.0
Net cash used in financing activities of discontinued operations	—	—	—	—
Net cash provided by (used in) financing activities	98.8	(54.5)	68.7	113.0
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(2.3)	7.3	4.1
Net increase (decrease) in cash and cash equivalents	45.3	(114.1)	126.8	58.0
Cash and cash equivalents of continuing operations, beginning of period	370.7	(84.3)	60.5	346.9
Cash and cash equivalents of continuing operations, end of period	$416.0	$(198.4)	$187.3	$404.9

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

Unless otherwise noted, all balance sheet related items which are denominated in euros are converted at the September 30, 2009 exchange rate of €1.00 = $1.4640.

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

We are focused on growth, productivity, cost reduction, margin expansion, bolt-on acquisitions, divestment of non-core businesses and debt reduction. In connection with this focus, among other things:

•                  We have cut costs, reduced overhead and eliminated duplicative positions in both acquired and existing businesses. In the fourth quarter of 2008, a restructuring plan was implemented in our Surface Treatment business within our Specialty Chemicals segment which included headcount reductions and the closure of two manufacturing facilities. Further, during 2009, our Specialty Chemicals segment implemented additional restructuring actions that included headcount reductions and the closure of three additional manufacturing facilities;

•                  In the fourth quarter of 2008, we reduced overhead and eliminated duplicative positions throughout the Company as part of our global cost control initiatives. To cope with the downturn in the economy, we have continued this activity in the first nine months of 2009, and we remain focused on reducing costs, improving productivity, and conserving cash by controlling working capital and capital spending;

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

Factors Which Affect Our Results of Operations

Our Markets

Because the businesses in our segments generally serve many unrelated end-use markets, we discuss the principal market conditions on a segment basis rather than a consolidated basis. A continued economic slowdown could have a negative impact on the results of our businesses for the remainder of 2009. The principal market conditions in our segments and regions in which we operate that impacted our results of operations during the periods presented include the following:

Specialty Chemicals

•                  Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. Sales growth in the Surface Treatment business occurred in 2008 in most markets and regions served, primarily aerospace, general industrial and European automotive industries. This growth was driven by price increases and the impact of bolt-on acquisitions that offset raw material cost increases and lower volumes from a slowdown in the automotive markets. In the first nine months of 2009, results declined on lower volumes in most businesses.

•                  Demand for our lithium carbonate products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand in industrial applications, the aluminum business, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. Growth in the Fine Chemicals business occurred in 2008 in most market segments, driven by price increases and higher volumes of lithium applications.  In the first nine months of 2009, lower volumes in most applications, particularly in lithium and metal sulfide applications, had a negative impact on results.

Performance Additives

•                  Generally, a trend towards the increased use of colored concrete products in the construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market negatively impacted construction sales. North American and European volumes were lower in 2008 and continued to decline in the first nine months of 2009.

•                  Demand for our wood protection products, in particular alkaline copper quaternary, or ACQ, is generally driven by new construction, as well as repairs and remodeling. The market position of ACQ was negatively impacted in 2008 and the first nine months of 2009 by customer shifts to substitute products, a general slowdown in the construction market and the use of wood substitutes. These trends are expected to continue for the remainder of 2009. In 2008, we introduced our newest Ecolife system which utilizes Ecovance, a high-performance non-metallic preservative with enhanced environmental benefits. Commercialization began in 2008, but did not have a significant impact in 2008 or the first nine months of 2009. We do not expect these products to have a significant impact for the remainder of the year.

•                  In the Clay-based Additives business, net sales increased in 2008 as increased selling prices and volumes for oilfield applications and increased selling prices of coatings and inks were partially offset by lower volumes of coatings and carbonless applications.  In the first nine months of 2009, net sales decreased as lower volumes in most applications were partially offset by increased selling prices and cost control measures.

•                  Raw material costs have decreased in the first nine months of 2009 driven by lower copper and monoethanoline (“MEA”) prices in our Timber Treatment Chemicals business, and are expected to be lower for the remainder of 2009 compared to the prior year.

Titanium Dioxide Pigments

•                  Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, construction, cosmetics, pharmaceutical, food, paper and plastics industries. Market conditions, including pricing pressure and current industry overcapacity, have continued to negatively impact this segment. Volumes and selling prices in fiber anatase applications decreased in 2008. In the first nine months of 2009, net sales decreased as lower volumes of fiber anatase applications were partially offset by increased selling prices. Sales of titanium dioxide products in rutile grade were down in 2008 due to lower selling prices, partially offset by slightly higher volumes. In the first nine months of 2009, sales of rutile applications were up due to higher volumes as a result of the venture with Kemira that was completed on September 1, 2008, and higher selling prices. Our functional additives sales were down in 2008 on lower volumes, partially offset by increased selling prices. In the first nine months of 2009, functional additives sales were down as lower volumes were partially offset by higher selling prices.

Advanced Ceramics

•                  Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. Although the volume of our products used in medical device applications sold experienced double-digit growth each year from 2001 through 2005, in 2006 some customers in the U.S. reduced their demand due to high inventory levels and delayed approvals resulting in lower volumes. However, sales of our medical device applications increased in 2008 on higher volumes and continued to increase in the first nine months of 2009.

•                  Despite the negative impact of pricing pressure from Asian competitors, sales of ceramic products for use in cutting tool products were up slightly in 2008 on higher volumes. However, sales of these applications were lower in the first nine months of 2009. Sales of mechanical systems and applications, electronic applications and multi-functional applications were down in 2008 and in the first nine months of 2009 from lower volumes, particularly related to the economic downturn in the automotive industry.

Specialty Compounds

•                  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Newly developed non-halogen products for wire and cable data communication, military and other applications have expanded business in North America for those applications and created opportunities in Europe. However, as a result of a general downturn in the wire and cable market, volumes of wire and cable products were down in 2008 and in the first nine months of 2009.

•                  Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product, but many are also application specific, such as automotive. We are focusing more of our efforts towards increasing high margin specialty products, in particular, thermoplastic elastomers, and less of our efforts in automotive and footwear. Our net sales in consumer/industrial thermoplastic elastomers were flat in 2008, but were lower in the first nine months of 2009. Net sales of regulated packaging were lower in 2008 and in the first nine months of 2009.

•                  Raw material prices for polyvinyl chloride (“PVC”) resin and plasticizers, key raw materials used in the production of wire and cable products, were down in the first half of 2009 and are expected to be lower for the remainder of 2009 compared to the prior year.

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

Our sales and production costs are mainly denominated in U.S. dollars or euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the three and nine months ended September 30, 2009, the average exchange rate of the euro against the U.S. dollar was lower compared to the same period in 2008. As a result, our net sales, gross profit and operating income were negatively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

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

Energy Costs

In 2008, energy purchases represented approximately 7% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Natural gas prices in North America were higher during 2008, but were down in the first nine months of 2009. Natural gas prices in Europe have historically been relatively stable, although prices were higher in 2008 and the first nine months of 2009.

Income Taxes

We recorded an income tax provision of $13.0 million in the third quarter of 2009 on income from continuing operations before taxes of $22.6 million. The income tax provision in the third quarter of 2009 was negatively impacted by the absence of a tax benefit for the Company’s domestic losses as a result of a full valuation allowance.

In the third quarter of 2009, the worldwide valuation allowance increased by $24.4 million. This was primarily due to an increase of $8.5 million related to net operating losses and a $15.1 million increase due to domestic losses in other comprehensive income. Of the $24.4 million increase in the valuation allowance for the third quarter of 2009, $8.5 million impacted the tax provision.

Acquisitions

In 2008, we made acquisitions pursuant to our business strategy of achieving profitable growth. See Note 7, “Acquisitions,” for further details.

Special Charges and Credits

During the periods presented, we incurred certain special charges that included systems/organization establishment expenses, restructuring and other severance costs, foreign exchange gains and losses and a loss on the early extinguishment of debt, net. See “Items excluded from Adjusted EBITDA” section in Note 4, “Segment Information,” for a discussion of special charges and credits recorded in the three and nine months ended September 30, 2009 and 2008.

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

•                  expenses paid by us or any of our subsidiaries in connection with the Dynamit Nobel Acquisition, the senior secured credit agreement, the granting of liens under the security documents (as such term is defined in the senior secured credit agreement), the indenture governing the senior subordinated notes, due in 2014 (“2014 Notes”) and the offering of the 2014 Notes and any other related transactions;

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

An investor or potential investor may find any one or all of these items important in evaluating our performance, results of operations, financial position and liquidity. Management compensates for the limitations of using non-GAAP financial measures by using them only to supplement our U.S. GAAP results to provide a more complete understanding of the factors and trends affecting our business. Adjusted EBITDA is not an alternative to net income (loss) or income (loss) from continuing operations before taxes or operating income or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP. You should not rely on Adjusted EBITDA as a substitute for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliations of Adjusted EBITDA to U.S. GAAP financial measures and other financial information, in each case included elsewhere in this Form 10-Q. We also strongly urge you not to rely on any single financial measure to evaluate our business. Our measure of Adjusted EBITDA may not be comparable to those of other companies.

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income (Loss) Attributable to Rockwood Specialties Group, Inc. to Adjusted EBITDA for the three and nine months ended September 30, 2009 and 2008), including as a percentage of net sales, for the periods presented. See Note 4, “Segment Information,” for segment information and a reconciliation to income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008
Statement of operations data:
Net sales:
Specialty Chemicals	$261.5	$319.5	$723.0	$966.7
Performance Additives	182.2	223.2	517.6	676.8
Titanium Dioxide Pigments	177.5	140.6	480.8	380.8
Advanced Ceramics	108.6	126.4	293.6	404.9
Specialty Compounds	54.8	68.6	157.5	210.8
Corporate and other	1.6	2.5	4.1	7.8
Total net sales	786.2	880.8	2,176.6	2,647.8

Gross profit	231.2	257.5	616.5	813.3
	29.4%	29.2%	28.3%	30.7%
Selling, general and administrative expenses	154.8	170.3	450.9	512.7
	19.7%	19.3%	20.7%	19.4%
Restructuring and other severance costs	4.2	3.4	16.0	5.7
Gain on sale of assets and other	(0.4)	(2.7)	(0.3)	(1.8)
Operating income (loss):
Specialty Chemicals	47.7	60.3	113.9	188.2
	18.2%	18.9%	15.8%	19.5%
Performance Additives	10.6	4.0	16.8	36.9
	5.8%	1.8%	3.2%	5.5%
Titanium Dioxide Pigments	4.0	7.0	6.8	17.4
	2.3%	5.0%	1.4%	4.6%
Advanced Ceramics	17.1	25.6	31.3	84.5
	15.7%	20.3%	10.7%	20.9%
Specialty Compounds	5.6	4.8	16.9	17.4
	10.2%	7.0%	10.7%	8.3%
Corporate and other	(12.4)	(15.2)	(35.8)	(47.7)
Total operating income	72.6	86.5	149.9	296.7
Other expenses, net:
Interest expense	(54.0)	(56.3)	(132.6)	(139.7)
Interest income	0.4	0.6	1.2	4.2
Loss on early extinguishment of debt, net	(0.9)	—	(26.6)	—
Foreign exchange gain (loss), net	4.5	(26.5)	15.4	(12.2)
Other, net	—	0.2	0.4	0.7
Other expenses, net	(50.0)	(82.0)	(142.2)	(147.0)
Income from continuing operations before taxes	22.6	4.5	7.7	149.7
Income tax provision	13.0	10.3	6.9	50.6
Income (loss) from continuing operations	9.6	(5.8)	0.8	99.1
(Loss) income from discontinued operations, net of tax	(0.1)	1.5	3.3	2.9
Net income (loss)	9.5	(4.3)	4.1	102.0
Net loss attributable to the noncontrolling interest	0.6	1.0	6.2	0.4
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$10.1	$(3.3)	$10.3	$102.4

Adjusted EBITDA:
Specialty Chemicals	$68.1	$78.8	$175.9	$241.4
	26.0%	24.7%	24.3%	25.0%
Performance Additives	28.3	28.6	71.2	99.5
	15.5%	12.8%	13.8%	14.7%
Titanium Dioxide Pigments	24.6	23.9	65.6	60.2
	13.9%	17.0%	13.6%	15.8%
Advanced Ceramics	31.4	38.1	75.3	121.5
	28.9%	30.1%	25.6%	30.0%
Specialty Compounds	8.8	7.9	25.5	26.7
	16.1%	11.5%	16.2%	12.7%
Corporate and other	(10.1)	(14.1)	(27.9)	(41.8)
Total Adjusted EBITDA (a)	$151.1	$163.2	$385.6	$507.5

(a)                This amount does not include $2.7 million and $5.1 million of Adjusted EBITDA for the three and nine months ended September 30, 2008 from the pool and spa chemicals business sold in October 2008.

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three months ended September 30, 2009 versus 2008				Change: Nine months ended September 30, 2009 versus 2008
			Constant	Constant			Constant	Constant
		%	Currency	Currency		%	Currency	Currency
($ in millions)	Total	Change	Effect (a)	Basis	Total	Change	Effect (a)	Basis
Statement of operations data:
Net sales:
Specialty Chemicals	$(58.0)	(18.2)%	$(12.3)	$(45.7)	$(243.7)	(25.2)%	$(66.7)	$(177.0)
Performance Additives	(41.0)	(18.4)	(7.2)	(33.8)	(159.2)	(23.5)	(37.2)	(122.0)
Titanium Dioxide Pigments	36.9	26.2	(4.6)	41.5	100.0	26.3	(28.9)	128.9
Advanced Ceramics	(17.8)	(14.1)	(5.1)	(12.7)	(111.3)	(27.5)	(28.5)	(82.8)
Specialty Compounds	(13.8)	(20.1)	(2.7)	(11.1)	(53.3)	(25.3)	(13.7)	(39.6)
Corporate and other	(0.9)	(36.0)	(0.1)	(0.8)	(3.7)	(47.4)	(0.5)	(3.2)
Total net sales	(94.6)	(10.7)	(32.0)	(62.6)	(471.2)	(17.8)	(175.5)	(295.7)

Gross profit	(26.3)	(10.2)	(10.2)	(16.1)	(196.8)	(24.2)	(50.0)	(146.8)
Selling, general and administrative expenses	(15.5)	(9.1)	(7.0)	(8.5)	(61.8)	(12.1)	(38.7)	(23.1)
Restructuring and other severance costs	0.8			0.8	10.3			10.3
Gain on sale of assets and other	2.3			2.3	1.5			1.5
Total operating expenses	(12.4)	(7.1)	(7.0)	(5.4)	(50.0)	(9.7)	(38.7)	(11.3)
Operating income (loss):
Specialty Chemicals	(12.6)	(20.9)	(1.5)	(11.1)	(74.3)	(39.5)	(5.8)	(68.5)
Performance Additives	6.6	165.0	(0.7)	7.3	(20.1)	(54.5)	(1.9)	(18.2)
Titanium Dioxide Pigments	(3.0)	(42.9)	—	(3.0)	(10.6)	(60.9)	(0.3)	(10.3)
Advanced Ceramics	(8.5)	(33.2)	(1.0)	(7.5)	(53.2)	(63.0)	(4.0)	(49.2)
Specialty Compounds	0.8	16.7	(0.2)	1.0	(0.5)	(2.9)	(0.5)	—
Corporate and other	2.8	18.4	0.2	2.6	11.9	24.9	1.2	10.7
Total	(13.9)	(16.1)	(3.2)	(10.7)	(146.8)	(49.5)	(11.3)	(135.5)
Other expenses, net:
Interest expense	2.3	(4.1)	1.4	0.9	7.1	(5.1)	8.9	(1.8)
Interest income	(0.2)	(33.3)	(0.2)	—	(3.0)	(71.4)	(0.3)	(2.7)
Loss on early extinguishment of debt, net	(0.9)				(26.6)
Foreign exchange gain (loss), net	31.0				27.6
Other, net	(0.2)				(0.3)
Other expenses, net	32.0				4.8
Income from continuing operations before taxes
Specialty Chemicals	(11.1)				(89.0)
Performance Additives	7.2				(21.7)
Titanium Dioxide Pigments	(1.0)				(5.2)
Advanced Ceramics	(9.0)				(60.7)
Specialty Compounds	0.2				(2.1)
Corporate and other	31.8				36.7
Total	18.1				(142.0)
Income tax provision	2.7				(43.7)
Income (loss) from continuing operations	15.4				(98.3)
(Loss) income from discontinued operations, net of tax	(1.6)				0.4
Net (loss) income	13.8				(97.9)
Net loss attributable to the noncontrolling interest	(0.4)				5.8
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$13.4				$(92.1)
Adjusted EBITDA:
Specialty Chemicals	$(10.7)	(13.6)%	$(2.3)	$(8.4)	$(65.5)	(27.1)%	$(10.5)	$(55.0)
Performance Additives	(0.3)	(1.0)	(1.3)	1.0	(28.3)	(28.4)	(5.0)	(23.3)
Titanium Dioxide Pigments	0.7	2.9	(0.6)	1.3	5.4	9.0	(4.3)	9.7
Advanced Ceramics	(6.7)	(17.6)	(1.7)	(5.0)	(46.2)	(38.0)	(7.9)	(38.3)
Specialty Compounds	0.9	11.4	(0.3)	1.2	(1.2)	(4.5)	(1.5)	0.3
Corporate and other	4.0	28.4	0.2	3.8	13.9	33.3	1.0	12.9
Total Adjusted EBITDA	$(12.1)	(7.4)%	$(6.0)	$(6.1)	$(121.9)	(24.0)%	$(28.2)	$(93.7)

(a)                The constant currency effect is the translation impact calculated based on the change in the applicable rate, primarily the euro, to the U.S. dollar exchange rate for the applicable period.

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Overview

Net sales decreased $94.6 million in the third quarter of 2009 compared with the same period in the prior year primarily due to lower volumes and the negative impact of currency changes of $32.0 million, partially offset by bolt-on acquisitions, particularly the Titanium Dioxide Pigments venture with Kemira, and increased selling prices of $5.7 million. See further discussion by segment below.

Operating income and Adjusted EBITDA decreased in the third quarter of 2009 compared with the same period in the prior year primarily due to lower sales volumes and the negative impact of currency changes. This was partially offset by higher selling prices and lower raw material costs, as well as other cost control measures throughout the Company.

Net income from continuing operations increased $15.4 million compared with the same period in the prior year primarily due to foreign exchange losses on financing activities recorded in the third quarter of 2008 compared to foreign exchange gains recorded in the third quarter of 2009 and lower interest expense due to a decrease in mark-to-market losses on our interest rate hedging instruments. This was partially offset by the lower sales volumes and the negative impact of currency changes noted above, and a loss on the early extinguishment of debt, net recorded in the third quarter of 2009 primarily related to lender fees to extend the maturity of our revolving credit facility.

Income from discontinued operations, net of tax decreased $1.6 million in the third quarter of 2009 and was primarily due to the absence of income from the sale of the pool and spa chemicals business in October 2008.

Net loss attributable to noncontrolling interest of $0.6 million was recorded in the third quarter of 2009 and primarily relates to losses recorded in our Titanium Dioxide Pigment’s venture. Net loss attributable to noncontrolling interest of $1.0 million was recorded in the third quarter of 2008 and relates to losses recorded in our Viance LLC timber treatment chemicals and Titanium Dioxide Pigment’s ventures.

Net income attributable to Rockwood Specialties Group, Inc. increased $13.4 million in the third quarter of 2009 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.  Net sales decreased $58.0 million over the prior year primarily due to lower volumes and the negative impact of currency changes of $12.3 million. In the Fine Chemicals business, lower volumes were driven by lower demand across most industries. Net sales in the Surface Treatment business were lower on decreased volumes, particularly in general industrial and automotive applications, partially offset by higher selling prices and the impact of a bolt-on acquisition in September 2008.

Performance Additives.  Net sales decreased $41.0 million over the prior year primarily due to lower volumes of construction-related products in our Color Pigments and Services and Timber Treatment Chemicals businesses, lower volumes in our Clay-based Additives business and the negative impact of currency changes of $7.2 million. This decrease was partially offset by increased selling prices and the impact of a bolt-on acquisition in August 2008 in our Color Pigments and Services business.

Titanium Dioxide Pigments.  Net sales increased $36.9 million over the prior year due to the completion of the venture with Kemira on September 1, 2008. This was partially offset by lower volumes of titanium dioxide products and functional additives, and the negative impact of currency changes of $4.6 million.

Advanced Ceramics.  Net sales decreased $17.8 million over the prior year primarily due to lower volumes in all applications, except medical, and the negative impact of currency changes of $5.1 million, partially offset by the impact of a bolt-on acquisition in October 2008.

Specialty Compounds.  Net sales decreased $13.8 million over the prior year primarily due to lower volumes in most applications, particularly in wire and cable, and the negative impact of currency changes of $2.7 million.

Corporate and other.  Net sales decreased $0.9 million over the prior year primarily due to lower volumes in the wafer reclaim business.

Gross profit

Gross profit decreased $26.3 million over the prior year primarily due to the volume decreases noted above and the negative impact of currency changes of $10.2 million. In addition, depreciation and amortization costs were higher in most businesses primarily from the impact of acquisitions. The decrease in gross profit was partially offset by cost control measures undertaken throughout the Company and lower raw material costs throughout most businesses. Gross profit as a percentage of net sales were 29.4% and 29.2% in the third quarter of 2009 and 2008, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, decreased $15.5 million over the prior year primarily due to the impact of currency changes of $7.0 million, lower compensation-related costs and professional fees, as well as other cost control measures undertaken throughout the Company. SG&A expenses as a percentage of net sales were 19.7% and 19.3% in the third quarter of 2009 and 2008, respectively.

Restructuring and other severance costs

We recorded $4.2 million of restructuring and other severance costs in the third quarter of 2009 throughout the Company. These charges primarily relate to headcount reductions as part of our global cost control initiatives. We recorded $3.4 million of restructuring and other severance charges in the third quarter of 2008 for restructuring actions primarily in the Performance Additives, Advanced Ceramics and Specialty Chemicals segments for miscellaneous headcount reductions. See Note 14, “Restructuring and Other Severance Costs,” for further details.

Operating income

Specialty Chemicals.  Operating income decreased $12.6 million over the prior year primarily due to the lower volumes discussed above, increased restructuring and other severance costs of $1.7 million and the negative impact of currency changes of $1.5 million. This decrease was partially offset by higher selling prices, lower raw material costs of $3.7 million, primarily for phosphoric acid and tin, cost control measures and the impact of a bolt-on acquisition in September 2008.

Performance Additives. Operating income increased $6.6 million over the prior year primarily due to lower raw material costs of $5.3 million, primarily for iron-oxide, MEA and copper, cost control measures, acquired in-process research and development costs and an inventory write-up charge of $2.8 million and $1.5 million, respectively, recorded in the third quarter of 2008, higher selling prices and the impact of a bolt-on acquisition. This increase was partially offset by the lower volumes discussed above and lower depreciation and amortization costs of $1.3 million.

Titanium Dioxide Pigments.  Operating income decreased $3.0 million over the prior year primarily due to the lower volumes noted above and increased depreciation and amortization costs of $5.2 million primarily related to the Kemira venture completed in September 2008. This was partially offset by increased sales related to the Kemira venture, cost control measures, lower raw material costs of $5.9 million and an inventory write-up charge of $2.1 million recorded in the third quarter of 2008.

Advanced Ceramics.  Operating income decreased $8.5 million over the prior year primarily due to the lower volumes noted above and increased depreciation and amortization costs of $1.6 million. This decrease was partially offset by the impact of a bolt-on acquisition in October 2008 and cost control measures.

Specialty Compounds.  Operating income increased $0.8 million over the prior year primarily due to lower raw material costs of $6.8 million primarily for PVC resin and plasticizer costs and lower operating costs. This was partially offset by lower selling prices, as well as lower volumes in most applications, particularly in wire and cable.

Corporate and other.  Operating loss decreased $2.8 million primarily due to lower compensation-related costs and professional fees, as well as other cost control measures, partially offset by the lower sales volumes noted above.

Other income (expenses)

Interest expense.  Interest expense increased $2.3 million in the third quarter of 2009 compared to the same period in the prior year. The third quarter of 2009 and 2008 included non-cash losses of $1.3 million and $10.0 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these losses, interest expense increased $6.4 million primarily due to higher interest rates related to the amendment of our senior secured credit facility in June 2009, as well as debt incurred during the third quarter of 2008 related to the Titanium Dioxide Pigments venture partially offset by Corporate debt repayments.

Interest income.  Interest income decreased $0.2 million in the third quarter of 2009 compared to the same period in the prior year due to lower average cash balances in the third quarter of 2009 compared to the same period in the prior year and lower short-term average interest rates.

Loss on early extinguishment of debt, net. In the third quarter of 2009, we recorded a loss on early extinguishment of debt, net of $0.9 million primarily related to lender fees to extend the maturity of our revolving credit facility.

Foreign exchange, net.  In the third quarter of 2009, we had foreign exchange gains of $4.5 million primarily due to the impact of the stronger euro as of September 30, 2009 versus June 30, 2009 in connection with non-operating Euro-denominated transactions. In the third quarter of 2008, foreign exchange losses of $26.5 million were reported due to the impact of the weaker euro as of September 30, 2008 versus June 30, 2008 related to non-operating Euro-denominated transactions.

Provision for income taxes

We recorded an income tax provision of $13.0 million in the third quarter of 2009 on income from continuing operations before taxes of $22.6 million. The income tax provision in the third quarter of 2009 was negatively impacted by the absence of a tax benefit for the Company’s domestic losses as a result of a full valuation allowance.

We recorded an income tax provision of $10.3 million in the third quarter of 2008 on income from continuing operations before taxes of $4.5 million. The income tax provision in the third quarter of 2008 was adversely impacted by the absence of a tax benefit for the Company’s domestic losses as a result of a full valuation allowance. These losses were primarily due to foreign exchange losses and mark-to-market losses on derivative instruments. This was partially offset by the allocation of tax benefits to continuing operations primarily from other comprehensive income.

Income (loss) from continuing operations

Income from continuing operations for the third quarter of 2009 was $9.6 million as compared to a loss from continuing operations of $5.8 million for the third quarter of 2008 for the reasons described above.

Income (loss) from discontinued operations, net of tax

Income from discontinued operations, net of tax decreased $1.6 million in the third quarter of 2009 and was primarily due to the absence of income from the sale of the pool and spa chemicals business in October 2008.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest of $0.6 million was recorded in the third quarter of 2009 and primarily relates to losses recorded in our Titanium Dioxide Pigment’s venture. Net loss attributable to noncontrolling interest of $1.0 million was recorded in the third quarter of 2008 and relates to losses recorded in our timber treatment chemicals and Titanium Dioxide Pigment’s ventures.

Net income (loss) attributable to Rockwood Specialties Group, Inc.

Net income attributable to Rockwood Specialties Group, Inc. for the third quarter of 2009 was $10.1 million (income of $10.2 million from continuing operations and loss from discontinued operations of $0.1 million) as compared to net loss attributable to Rockwood Specialties Group, Inc. of $3.3 million (loss of $4.8 million from continuing operations and income from discontinued operations of $1.5 million) for the same period in the prior year for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.  Adjusted EBITDA decreased $10.7 million over the prior year primarily due to the lower volumes discussed above and the negative impact of currency changes of $2.3 million. This decrease was partially offset by higher selling prices, lower raw material costs of $3.7 million, cost control measures and the impact of a bolt-on acquisition in September 2008.

Performance Additives.  Adjusted EBITDA decreased $0.3 million over the prior year due to the lower volumes discussed above and the negative impact of currency changes of $1.3 million. This decrease was partially offset by lower raw material costs of $5.3 million, cost control measures, higher selling prices and the impact of a bolt-on acquisition.

Titanium Dioxide Pigments.  Adjusted EBITDA increased $0.7 million over the prior year due to increased sales related to the completion of the venture with Kemira, cost control measures and lower raw material costs of $5.9 million. This was partially offset by lower volumes and the negative impact of currency changes of $0.6 million.

Advanced Ceramics.  Adjusted EBITDA decreased $6.7 million over the prior year primarily due to the lower volumes noted above. This decrease was partially offset by the impact of a bolt-on acquisition in October 2008 and cost control measures.

Specialty Compounds.  Adjusted EBITDA increased $0.9 million over the prior year due to lower raw material costs of $6.8 million and lower operating costs. This was partially offset by lower selling prices, as well as lower volumes in most applications, particularly in wire and cable.

Corporate and other. Adjusted EBITDA increased $4.0 million primarily due to lower compensation-related costs and professional fees, as well as other cost control measures, partially offset by the lower sales volumes noted above.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Overview

Net sales decreased $471.2 million in the nine months ended September 30, 2009 compared with the same period in the prior year primarily due to lower volumes and the negative impact of currency changes of $175.5 million, partially offset by increased selling prices of $67.6 million and bolt-on acquisitions, particularly the Titanium Dioxide Pigments venture with Kemira. See further discussion by segment below.

Operating income and Adjusted EBITDA decreased in the nine months ended September 30, 2009 compared with the same period in the prior year primarily due to lower sales volumes and the negative impact of currency changes. This was partially offset by higher selling prices, lower corporate costs due to decreased incentive compensation-related costs and lower professional fees, lower raw material costs, as well as other cost control measures throughout the Company.

Net income from continuing operations decreased $98.3 million in the nine months ended September 30, 2009 compared with the same period in the prior year due to the reasons noted above and a loss on the early extinguishment of debt, net of $26.6 million primarily related to the amendment of our senior secured credit facility in June 2009. This was partially offset by higher foreign exchange gains on financing activities recorded in the nine months ended September 30, 2009.

Income from discontinued operations, net of tax was $3.3 million in the nine months ended September 30, 2009 and was primarily due to the favorable resolution of a claim against the Company’s former Groupe Novasep business and the reversal of certain reserves no longer deemed necessary in connection with the sale of the Electronics business in December 2007. Income from discontinued operations, net of tax was $2.9 million in the nine months ended September 30, 2008 from operating the pool and spa chemicals business that was sold in October 2008.

Net loss attributable to noncontrolling interest increased $5.8 million in the nine months ended September 30, 2009 and was due to losses recorded in our Viance LLC timber treatment chemicals and Titanium Dioxide Pigment’s ventures.

Net income attributable to Rockwood Specialties Group, Inc. decreased $92.1 million in the nine months ended September 30, 2009 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.  Net sales decreased $243.7 million over the prior year primarily due to lower volumes and the negative impact of currency changes of $66.7 million. In the Fine Chemicals business, lower volumes in most products, particularly in lithium and metal sulfide applications, were partially offset by higher selling prices. Net sales in the Surface Treatment business were lower on decreased volumes, particularly in general industrial and automotive applications, partially offset by higher selling prices and the impact of a bolt-on acquisition in September 2008.

Performance Additives.  Net sales decreased $159.2 million over the prior year primarily due to lower volumes of construction-related products in our Color Pigments and Services and Timber Treatment Chemicals businesses, lower volumes in our Clay-based Additives business and the negative impact of currency changes of $37.2 million. This decrease was partially offset by increased selling prices and the impact of a bolt-on acquisition in August 2008.

Titanium Dioxide Pigments.  Net sales increased $100.0 million over the prior year due to the completion of the venture with Kemira on September 1, 2008, as well as increased selling prices. This was partially offset by lower volumes of titanium dioxide products and functional additives, and the negative impact of currency changes of $28.9 million.

Advanced Ceramics.  Net sales decreased $111.3 million over the prior year primarily due to lower volumes in most applications and the negative impact of currency changes of $28.5 million, partially offset by the impact of a bolt-on acquisition in October 2008 and higher volumes of medical applications.

Specialty Compounds.  Net sales decreased $53.3 million over the prior year primarily due to lower volumes in most applications, particularly in wire and cable, and the negative impact of currency changes of $13.7 million.

Corporate and other.  Net sales decreased $3.7 million over the prior year primarily due to lower volumes in the wafer reclaim business.

Gross profit

Gross profit decreased $196.8 million over the prior year primarily due to the sales volume decreases noted above and the negative impact of currency changes of $50.0 million. In addition, depreciation and amortization costs were higher in most businesses primarily from the impact of acquisitions. The decrease in gross profit was partially offset by lower raw material costs and cost control measures undertaken throughout the Company. Gross profit as a percentage of net sales decreased to 28.3% in the nine months ended September 30, 2009 from 30.7% in the nine months ended September 30, 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, decreased $61.8 million over the prior year primarily due to the impact of currency changes of $38.7 million, lower compensation-related costs and professional fees, as well as other cost control measures undertaken throughout the Company. Lower compensation-related costs include the reversal of discretionary profit-sharing accruals of $2.6 million and the reversal of certain long-term incentive compensation program accruals of $2.7 million for which related targets are no longer expected to be achieved. SG&A expenses as a percentage of net sales were 20.7% and 19.4% in the nine months ended September 30, 2009 and 2008, respectively.

Restructuring and other severance costs

We recorded $16.0 million of restructuring and other severance costs in the nine months ended September 30, 2009 throughout the Company. These charges primarily relate to headcount reductions as part of our global cost control initiatives. We recorded $5.7 million of restructuring and other severance costs in the nine months ended September 30, 2008 for restructuring actions primarily in the Performance Additives, Advanced Ceramics and Specialty Chemicals segments for miscellaneous headcount reductions. See Note 14, “Restructuring and Other Severance Costs,” for further details.

Operating income

Specialty Chemicals.  Operating income decreased $74.3 million over the prior year primarily due to the lower volumes discussed above, the negative impact of currency changes of $5.8 million, higher raw material costs of $5.4 million, primarily for phosphoric acid, and increased depreciation and amortization costs of $3.9 million. This decrease was partially offset by higher selling prices, cost control measures and the impact of a bolt-on acquisition.

Performance Additives.  Operating income decreased $20.1 million over the prior year due to the lower volumes discussed above and increased restructuring and other severance costs of $2.4 million. This decrease was partially offset by higher selling prices, lower depreciation and amortization costs of $4.5 million and acquired in-process research and development costs and an inventory write-up charge of $2.8 million and $1.5 million, respectively, recorded in the third quarter of 2008. Cost control measures and the impact of a bolt-on acquisition also had a favorable impact on results.

Titanium Dioxide Pigments.  Operating income decreased $10.6 million over the prior year primarily due to the lower volumes noted above and increased depreciation and amortization costs of $16.9 million primarily related to the Kemira venture completed in September 2008. This was partially offset by increased sales related to the Kemira venture, cost control measures, as well as lower raw material costs of $9.4 million.

Advanced Ceramics.  Operating income decreased $53.2 million over the prior year primarily due to the lower volumes noted above, increased restructuring and other severance costs of $4.6 million, increased depreciation and amortization costs of $2.5 million and the negative impact of currency changes of $4.0 million. This decrease was partially offset by cost control measures, the impact of a bolt-on acquisition in October 2008 and higher volumes of medical applications.

Specialty Compounds.  Operating income decreased $0.5 million over the prior year primarily due to the negative impact of currency changes of $0.5 million. Lower raw material costs of $11.0 million, particularly PVC resin and plasticizer costs, and lower operating costs were offset by lower volumes in most applications, particularly in wire and cable.

Corporate and other. Operating loss decreased $11.9 million primarily due to lower compensation-related costs and professional fees, as well as other cost control measures undertaken throughout the Company, partially offset by the lower sales volumes noted above. Lower compensation-related costs include the reversal of certain long-term incentive compensation accruals of $2.7 million related to performance targets that are no longer expected to be achieved.

Other income (expenses)

Interest expense.  Interest expense decreased $7.1 million in the nine months ended September 30, 2009 compared to the same period in the prior year. The nine months ended September 30, 2009 and 2008 included non-cash gains of $1.3 million and losses of $6.8 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these gains and losses, interest expense increased $1.0 million primarily due to higher interest rates related to the amendment of our senior secured credit facility in June 2009 and debt incurred during the third quarter of 2008 related to the Titanium Dioxide Pigments venture with Kemira, partially offset by Corporate debt repayments.

Interest income.  Interest income decreased $3.0 million in the nine months ended September 30, 2009 compared to the same period in the prior year due to lower short-term average interest rates.

Loss on early extinguishment of debt, net.  For the nine months ended September 30, 2009, we recorded a loss on early extinguishment of debt, net of $26.6 million primarily related to the write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $12.0 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes.

Foreign exchange, net.   For the nine months ended September 30, 2009, foreign exchange gains of $15.4 million were reported primarily due to the impact of the stronger pound sterling, as well as a stronger euro, as of September 30, 2009 versus December 31, 2008, in connection with non-operating Euro-denominated transactions. For the nine months ended September 30, 2008, foreign exchange losses of $12.2 million were reported primarily due to the impact of the weaker euro on euro-denominated financing transactions.

Provision for income taxes

We recorded an income tax provision of $6.9 million in the nine months ended September 30, 2009 on income from continuing operations before taxes of $7.7 million. The income tax provision in the nine months ended September 30, 2009 was negatively impacted by the absence of a tax benefit for the Company’s domestic tax losses as a result of a full valuation allowance and was positively impacted by a nonrecurring tax benefit related to foreign currency changes and favorable foreign rate differentials.

For the nine months ended September 30, 2008, the effective tax rate was 33.8% and an income tax provision of $50.6 million was recorded. The effective income tax rate compared to the federal statutory rate was negatively impacted by domestic losses which are not tax effected as a result of a full valuation allowance and was positively impacted by favorable foreign rate differentials as a result of geographic earnings mix and an allocation of tax benefits to continuing operations primarily related to other comprehensive income.

Income from continuing operations

Income from continuing operations for the nine months ended September 30, 2009 was $0.8 million as compared to income from continuing operations of $99.1 million for the nine months ended September 30, 2008 for the reasons described above.

Income (loss) from discontinued operations, net of tax

Income from discontinued operations, net of tax was $3.3 million in the nine months ended September 30, 2009 and was due to the favorable resolution of a claim against the Company’s former Groupe Novasep business and the reversal of certain reserves no longer deemed necessary in connection with the sale of the Electronics business in December 2007. Income from discontinued operations, net of tax was $2.9 million in the nine months ended September 30, 2008 from operating the pool and spa chemicals business that was sold in October 2008.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest of $6.2 million and $0.4 million for the nine months ended September 30, 2009 and 2008, respectively, was recorded. Noncontrolling interest primarily represents the noncontrolling interest portion of the Viance, LLC joint venture that was completed in January 2007 and the noncontrolling interest portion of the Titanium Dioxide Pigments venture completed in September 2008. The change from the prior year primarily relates to losses recorded in these ventures.

Net income attributable to Rockwood Specialties Group, Inc.

Net income attributable to Rockwood Specialties Group, Inc. for the nine months ended September 30, 2009 was $10.3 million (income of $7.0 million from continuing operations and income from discontinued operations of $3.3 million) as compared to net income attributable to Rockwood Specialties Group, Inc. of $102.4 million (income of $99.5 million from continuing operations and income from discontinued operations of $2.9 million) for the same period in the prior year for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.  Adjusted EBITDA decreased $65.5 million over the prior year primarily due to the lower volumes discussed above, the negative impact of currency changes of $10.5 million and higher raw material costs of $5.4 million primarily for phosphoric acid. This decrease was partially offset by higher selling prices, cost control measures and the impact of a bolt-on acquisition.

Performance Additives.  Adjusted EBITDA decreased $28.3 million over the prior year due to the lower volumes discussed above and the negative impact of currency changes of $5.0 million. This decrease was partially offset by higher selling prices, cost control measures and the impact of a bolt-on acquisition.

Titanium Dioxide Pigments.  Adjusted EBITDA increased $5.4 million over the prior year due to increased sales related to the completion of the venture with Kemira, cost control measures and lower raw material costs of $9.4 million. This was partially offset by the negative impact of currency changes of $4.3 million and lower sales volumes.

Advanced Ceramics.  Adjusted EBITDA decreased $46.2 million over the prior year primarily due to the lower volumes noted above and the negative impact of currency changes of $7.9 million. This decrease was partially offset by cost control measures, the impact of a bolt-on acquisition in October 2008 and higher volumes of medical applications.

Specialty Compounds.  Adjusted EBITDA decreased $1.2 million over the prior year due to the negative impact of currency changes of $1.5 million and the lower sales volumes noted above. This was partially offset by lower raw material costs of $11.0 million and lower operating costs.

Corporate and other. Adjusted EBITDA increased $13.9 million over the prior year primarily due to lower compensation-related costs and professional fees, as well as other cost control measures undertaken throughout the Company. Lower compensation-related costs include the reversal of certain long-term incentive compensation accruals of $2.7 million related to performance targets that are no longer expected to be achieved.

Reconciliation of Net Income (Loss) Attributable to Rockwood Specialties Group, Inc. to Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated basis and segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income (loss) attributable to Rockwood Holdings, Inc. to Adjusted EBITDA on a consolidated basis:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2009	2008	2009	2008
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$10.1	$(3.3)	$10.3	$102.4
Net loss attributable to noncontrolling interest	(0.6)	(1.0)	(6.2)	(0.4)
Net income (loss)	9.5	(4.3)	4.1	102.0
Income tax provision	13.0	10.3	6.9	50.6
Loss (income) from discontinued operations, net of tax	0.1	(1.5)	(3.3)	(2.9)
Income from continuing operations before taxes	22.6	4.5	7.7	149.7
Interest expense (a)	54.0	56.3	132.6	139.7
Interest income	(0.4)	(0.6)	(1.2)	(4.2)
Depreciation and amortization	71.5	65.6	208.5	190.6
Restructuring and other severance costs	4.2	3.4	16.0	5.7
Systems/organization establishment expenses	2.4	3.7	5.5	7.1
Inventory write-up charges	—	3.7	—	4.2
Loss on early extinguishment of debt, net	0.9	—	26.6	—
Gain on sale of assets and other	(0.4)	(2.7)	(0.3)	(1.8)
Acquired in-process research and development	—	2.8	—	2.8
Foreign exchange (gain) loss, net	(4.5)	26.5	(15.4)	12.2
Other	0.8	—	5.6	1.5
Total Adjusted EBITDA (b)	$151.1	$163.2	$385.6	$507.5

(a)                Includes losses of $1.3 million and $10.0 million for the three months ended September 30, 2009 and 2008, respectively, and gains of $1.3 million and losses of $6.8 million for the nine months ended September 30, 2009 and 2008, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

(b)               This amount does not include $2.7 million and $5.1 million of Adjusted EBITDA for the three and nine months ended September 30, 2008 from the pool and spa chemicals business sold in October 2008.

Liquidity and Capital Resources

Cash Flows

Operating Activities.   Net cash provided by operating activities was $269.2 million and $251.4 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash from operating activities increased primarily from an outflow of operating cash from working capital changes in the nine months ended September 30, 2008, partially offset by lower net income, higher cash interest expense and operating cash inflows in the prior year related to operating the pool and spa business that was sold in October 2008.

Investing Activities.  Net cash used in investing activities was $131.5 million for the nine months ended September 30, 2009 and was primarily comprised of capital expenditures. Net cash used in investing activities was $310.5 million for the nine months ended September 30, 2008 and was primarily comprised of capital expenditures and funds used for bolt-on acquisitions, partially offset by funds received related to the claim settlement between the Company and GEA Group in 2008.

Financing Activities.   Net cash (used in) provided by financing activities was $(314.2) million and $113.0 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash used in financing activities increased due to certain debt prepayments. We used $146.8 million of cash to prepay, at a discount, $153.2 million in aggregate principal amount of our Euro-denominated senior subordinated notes due in 2014, $102.3 million to prepay our senior secured term loans in the first half of 2009, and $25.8 million related to the amendment of the senior secured credit facility in June 2009. For the nine months ended September 30, 2008, net cash provided by financing activities included $362.5 million related to the financing of the Titanium Dioxide Pigments venture, partially offset by the payment of assumed debt to the minority shareholder of the Titanium Dioxide Pigments venture of $141.4 million.

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

Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. Our debt service requirements in future years are significant and are substantially higher than historical amounts. We believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowings available under our revolving credit facility will be adequate sources of liquidity for the remainder of 2009. However, a prolonged economic downturn or recession may have a material adverse impact on our results of operations, cash flows from operations and our liquidity. See Item 1, “Business,” and Item 1A, “Risk Factors” in our 2008 Form 10-K.

In addition, our liquidity may be negatively impacted due to funding obligations related to certain pension plans. We have several pension plans located in Germany, Finland, the United Kingdom and the United States, which were adversely impacted by market conditions in late 2008 and early 2009. Although recent investment performance of assets in pension plans covering our employees in these countries has reduced the amount of any immediate funding obligations, we may have to make a significant payment via a one-time payment and/or long-term funding arrangement to one or more of these plans. However, our funding obligations could change significantly based on the investment performance of the pension plan. Any deterioration of the capital markets or returns available in such markets may materially and adversely impact our pension plan assets and increase our funding obligations for one or more of these plans and adversely impact our liquidity. We cannot predict the impact of this or any further market disruption on our pension funding obligations.

In August 2009, the U.S. Department of Energy awarded $28.4 million in Recovery and Reinvestment Act funds, subject to certain conditions, to our Fine Chemicals business within our Specialty Chemicals segment.  We expect to use the funds to expand and upgrade the production of lithium compounds used in lithium ion batteries for hybrid and electric vehicles at our Silver Peak, Nevada and Kings Mountain, North Carolina facilities. In addition to the funds from this grant, we are required to invest an additional $28 million in the project over the next few years.  In addition, in September 2009, the German Federal Ministry for the Environment, Nature Conservation and Nuclear Safety awarded €5.7 million to our Fine Chemicals business to set up a pilot plant for the recycling of lithium ion batteries, subject to customary terms and conditions. Including the funds from this grant, we expect to invest an additional €8.8 million in the project over the next few years.

As of September 30, 2009, we had actual total indebtedness of $2,562.7 million. Our $250.0 million revolving credit facility under our senior secured credit facility provided for additional borrowings of up to $224.1 million as of September 30, 2009. There were no outstanding borrowings under this revolving credit facility as of September 30, 2009, although we had outstanding letters of credit of $25.9 million that reduced our availability under the senior secured credit facility. The €30.0 million ($43.9 million) revolving credit facility under the Titanium Dioxide Pigments venture facility provided for additional borrowings of up to €10.0 million ($14.6 million) as of September 30, 2009. There was €10.0 million ($14.6 million) of borrowings outstanding under this facility as of September 30, 2009, as well as an outstanding bank guarantee of €10.0 million ($14.6 million) that further reduced availability under this facility.

As of September 30, 2009, we had cash and cash equivalents of $282.1 million from several sources, including cash from operations and the net cash proceeds received from the sale of the pool and spa chemicals business in October 2008, less cash used for certain selective acquisitions and debt repayments.

Senior secured credit facilities.  On June 15, 2009, we amended and restated our senior secured credit agreement (“Restated Credit Agreement”), which amends and restates in its entirety our senior secured credit agreement. The Restated Credit Agreement extends the maturity of certain term loans by providing for (i) approximately $942.0 million of new tranche H term loans with a maturity date of May 15, 2014, the aggregate amount of which is deemed to convert a like amount of outstanding principal of existing tranche E term loans (that had a maturity date of July 30, 2012) under the existing credit agreement and (ii) approximately €195.6 million ($270.0 million using the exchange rate on the date of amendment, June 15, 2009, of $1.3803) of new tranche I term loans with a maturity date of May 15, 2014, the aggregate amount of which is deemed to convert a like amount of outstanding principal of existing tranche G term loans (that had a maturity date of July 30, 2012) under the existing credit agreement. In the third quarter of 2009, we extended the maturity of $180 million of availability under our revolving credit facility from 2010 to 2012 bearing interest at our option of either (i) Libor (subject to Libor floor of 2.00%) plus 4.50% or (ii) ABR plus 3.25%.

The Restated Credit Agreement also provides for a Libor (Euribor for Euro-denominated tranches) floor of 2.00% applicable to all senior secured credit facilities subject to pricing based on Libor or Euribor with the following applicable margins above Libor or Euribor: applicable margins for Tranches A-1 and A-2 of 3.00%; Tranche E of 2.75%; Tranche G of 3.00%; Tranche H of 4.25%; and Tranche I of 4.50%, in each case per annum, each with a 0.25% reduction for achieving a designated credit rating, with the exception of Tranches A-1 and A-2. As a result, interest expense related to these term loans is now higher than in prior periods. As of September 30, 2009, the Company continued to qualify for the 0.25% interest rate reduction as the designated credit ratings were achieved.

In addition, the Restated Credit Agreement replaced the consolidated total debt to consolidated Adjusted EBITDA ratio covenant with a senior secured debt to consolidated Adjusted EBITDA covenant ratio such that we may not permit our senior secured debt ratio to exceed 4.40 to 1.00 on the last day of any fiscal quarter through and including March 31, 2010, 4.25 to 1.00 on the last day of any fiscal quarter thereafter through and including September 30, 2010, and 4.00 to 1.00 on the last day of any fiscal quarter thereafter. The Restated Credit Agreement also resets the asset sales basket and increased the available amount basket that applies to certain investment, debt and capital expenditure negative covenants and certain other baskets.

As of September 30, 2009, the senior secured credit facilities, as amended, consisted of:

•                  tranche A-1 term loans in an aggregate principal amount of €4.2 million ($6.1 million) and tranche A-2 term loans in an aggregate principal amount of €36.5 million ($53.4 million), each maturing on July 30, 2011 and bearing interest at a Euribor floor of 2.00% plus 3.00%;

•                  tranche E term loans in an aggregate principal amount of $139.4 million, maturing on July 30, 2012 and bearing interest at a Libor floor of 2.00% plus 2.50%;

•                  tranche G term loans in an aggregate principal amount of €65.1 million ($95.3 million) maturing on July 30, 2012 and bearing interest at a Euribor floor of 2.00% plus 2.75%;

•                  tranche H term loan in an aggregate principal amount of $937.2 million maturing on May 15, 2014 and bearing interest at a Libor floor of 2.00% plus 4.00%;

•                  tranche I term loan in an aggregate principal amount of €194.7 million ($285.0 million) maturing on May 15, 2014 and bearing interest at a Euribor floor of 2.00% Euribor plus 4.25%; and

•                  a revolving credit facility in an aggregate principal amount of $250.0 million, of which $70.0 million matures on July 30, 2010 bearing interest at the Company’s option of either (i) Libor (subject to Libor floor of 2.00%) plus 3.00% or (ii) ABR plus 1.75% of which $180.0 million matures on July 30, 2012 bearing interest at the Company’s option of either (i) Libor (subject to Libor floor of 2.00%) plus 4.50% or (ii) ABR plus 3.25%. As of September 30, 2009, we had no borrowings outstanding under this facility and had outstanding letters of credit of $25.9 million that reduced our availability under the credit facility.

Libor is the London inter-bank offered rate. ABR is the alternate base rate, which is the greater of (a) Credit Suisse’s Prime Rate, (b) the Federal Funds Effective Rate plus 0.50% or (c) the Eurodollar Rate for a one month interest period plus 1.00%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the amended principal amount. Tranches E, G, H and I are payable in January and July of each year at amounts equal to 0.50% of the amended principal amount as of September 30, 2009, with the remainder due at the final maturity date.

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

Covenant compliance.  In addition to the affirmative and restrictive covenants, the senior secured credit agreement contains the following financial covenants that are determined based on our Adjusted EBITDA (including certain adjustments for acquisitions and related synergies), which reflects management’s interpretations thereof:

•                  a leverage ratio: for the twelve-month period ended September 30, 2009, net senior secured debt (senior secured debt plus capital lease obligations, minus cash up to a maximum of $100.0 million) to Adjusted EBITDA must be less than 4.40 to 1; for such period, our ratio equaled 3.47 to 1; and

•                  an interest coverage ratio: for the twelve-month period ended September 30, 2009, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate and cross-currency interest rate derivatives) must be at least 2.00 to 1; for such period, our ratio equaled 3.11 to 1.

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

We were in compliance with the above covenants as of September 30, 2009.

2014 Notes.  As of September 30, 2009, the 2014 Notes have an aggregate principal amount of €250.1 million ($366.1 million) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. Interest on the 2014 Notes is payable semi-annually on May 15 and November 15 and accrues at the rate of 7.625% in the case of the Euro notes and 7.500% in the case of the U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2014 Notes on a senior subordinated unsecured basis (see Note 16, “Consolidating Financial Information,” for further details). In the first half of 2009, we repurchased at a discount €113.9 million ($153.2 million) in aggregate principal amount of our 2014 Notes. We may use available cash to repurchase additional 2014 Notes at any time.

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

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended September 30, 2009, the fixed charge coverage ratio equaled 3.11 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

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

Titanium Dioxide Pigments venture term loans, revolving credit facility and assumed debt.   As of September 30, 2009, the Titanium Dioxide Pigments venture, which was completed in September 2008, had €245.0 million ($358.7 million) outstanding under the term loan facility of its facility agreement entered into in June 2008, as amended in August 2008. The facility also provides for a revolving credit facility of €30.0 million ($43.9 million) of which €10.0 million ($14.6 million) was outstanding as of September 30, 2009. An outstanding bank guarantee of €10.0 million ($14.6 million) further reduced its availability under this facility. Both the term loan and revolving credit facilities mature in June 2013.

In addition, the Titanium Dioxide Pigments venture has assumed debt of €23.8 million ($34.8 million) from Kemira, primarily due to a defined benefit plan, at interest rates ranging from 3.70% to 5.00%.

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

As of September 30, 2009, the interest rate on the term loan and revolving credit facility is Euribor (or Libor if the currency is in USD) plus 2.50%, subject to a step down determined by reference to a leverage ratio test. The term loan is payable in installments over a five-year period from the date of the facility agreement, with payments commencing twelve months from such date and the remainder due at the final maturity date. The term loan and revolving credit facility may be repaid in advance without penalty.

The facility agreement contains affirmative and restrictive covenants, subject to certain thresholds and exceptions. The restrictive covenants limit the venture’s ability to undertake certain actions, including but not limited to acquiring or disposing of assets, creating liens on assets, entering into a merger or corporate restructuring, and incurring additional indebtedness. These covenants are calculated in accordance with International Financial Reporting Standards and are based solely on the results of the venture. In addition, the facility agreement requires the venture to meet certain financial covenants, including:

•                  A leverage coverage ratio: for the twelve-month period ended September 30, 2009, net debt to EBITDA, subject to certain adjustments (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement) must be less than 4.00 to 1: for such period, our ratio equaled 3.58 to 1;

•                  An interest coverage ratio: EBITDA, subject to certain adjustments, (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement) to cash interest expense (net of interest income), must be greater than 3.00 to 1: for such period, our ratio equaled 3.99 to 1; and

•                  Cash flow coverage ratio: cash generated for financing activities (EBITDA, subject to certain adjustments, less working capital changes, capital expenditures and interest) to debt service (interest expense and amortization of debt) must be greater than 1.00: for such period, our ratio equaled 1.75 to 1.

We were in compliance with the above covenants as of September 30, 2009.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA:

	Nine months ended
	September 30,
($ in millions)	2009	2008
Net cash provided by operating activities from continuing operations	$269.2	$239.5
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	(54.6)	94.2
Current portion of income tax provision	18.4	36.4
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	126.5	121.6
Restructuring and other severance costs	16.0	5.7
Systems/organization establishment expenses	5.5	7.1
Inventory write-up charges	—	4.2
Bad debt provision	(0.7)	(0.9)
Gain on sale of assets and other	(0.3)	(1.8)
Other	5.6	1.5
Total Adjusted EBITDA	$385.6	$507.5

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations.  In addition, liabilities for unrecognized tax benefits in the amount of $28.0 million as of December 31, 2008 were excluded from the Contractual Obligations table as we were unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Liabilities for these unrecognized tax benefits are classified as non-current income tax liabilities (other liabilities) unless expected to be paid in one year. A discussion of these contractual obligations is included in the Company’s 2008 Form 10-K. As noted above, we repurchased $153.2 million of our Euro-denominated 2014 Notes and voluntarily prepaid $102.3 million of our senior secured term loans in the first half of 2009. We also amended our senior secured credit agreement in June 2009. Except for the debt repayments made in 2009, the extension of the maturity of $1.2 billion of our senior secured debt from 2012 to 2014, and the higher interest costs associated with the amendment to our senior secured credit agreement, there have not been significant changes to these contractual obligations as of September 30, 2009.

Capital Expenditures

Rockwood’s capital expenditures for the nine months ended September 30, 2009 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment.

For the nine months ended September 30, 2009 and 2008, our capital expenditures, excluding capital leases, were $116.5 million and $157.1 million, respectively. Capital expenditures for each of our reporting segments are provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate and
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	other	Consolidated
Nine months ended September 30, 2009	$35.6	$20.5	$30.3	$24.7	$4.3	$1.1	$116.5
Nine months ended September 30, 2008	50.8	30.3	31.0	32.0	8.7	4.3	157.1

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

Foreign currency related transactions

As of September 30, 2009, $1,271.6 million of the debt outstanding is denominated in euros.

Recent Accounting Standards

See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for a discussion of recent accounting standards.

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of September 30, 2009, the Company had approximately $29.6 million of letters of credit and other bank guarantees, of which $13.5 million will expire in 2009 through 2014. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $25.9 million that reduced our availability under the senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

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

•                  the valuation of deferred tax assets;

•                  the amount of unrecognized tax benefits;

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

The significant accounting policies of the Company are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2008 Form 10-K. There have been no significant changes to these critical accounting policies and estimates as of September 30, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in the Company’s 2008 Form 10-K. There have been no significant changes to these market risks as of September 30, 2009.

Item 4T.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 and concluded that our disclosure controls and procedures are effective. In connection with this evaluation, our management did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the third quarter of 2009.

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

Hospira Matter

In August 2009, the North Carolina Supreme Court denied both parties petitions for review of the appellate court’s ruling. The parties recently reached a tentative settlement in this matter, which is subject to executing a mutually agreed settlement agreement.

Advertising Matter

In September 2009, the district court issued a preliminary injunction prohibiting Viance from making certain claims related to MCQ in its advertisements and denied Viance’s request for a preliminary injunction related to certain claims in Osmose’s advertisements. The

Company expects the matter to proceed to a full trial on the merits of the claims. The Company will continue to vigorously defend this matter.

Toxic Substances Control Act Matter

In September, 2009, a subsidiary of our Specialty Chemicals segment was cited by the U.S. Environmental Protection Agency for failure to report hazardous material production quantities under the Toxic Substances Control Act - 2005 Inventory Update Rule.  The business has provided the required information; however, the business expects to pay a fine as a result of this violation.

We do not believe that any individual, legal proceeding, government action or arbitration is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition. We cannot predict the outcome of any legal proceeding or the potential for future legal proceedings. See Note 15, “Commitments and Contingencies,” in this Form 10-Q and Item 3, Legal Proceedings in our 2008 Form 10-K.

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
Date: November 5, 2009

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: November 5, 2009

Exhibit Index

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