Form 10-Q
period 2010-06-30
ROCKWOOD SPECIALTIES GROUP INC
filed 2010-08-06
CIK 1261302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The Registrant’s common stock, par value $0.01 per share, is not publically traded. As of August 2, 2010, there were 382,000 outstanding shares of common stock of the Registrant, all of which is held by its parent company Rockwood Specialties International, Inc.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$874.5	$730.4	$1,708.4	$1,390.4
Cost of products sold	593.0	527.2	1,160.2	1,005.1
Gross profit	281.5	203.2	548.2	385.3
Selling, general and administrative expenses	173.5	151.0	342.8	296.1
Restructuring and other severance costs	1.2	4.0	3.4	11.8
Loss on sale of assets and other	0.1	—	0.1	0.1
Operating income	106.7	48.2	201.9	77.3
Other expenses, net:
Interest expense, net (a)	(36.3)	(28.5)	(78.1)	(77.8)
Loss on early extinguishment of debt	—	(27.9)	—	(25.7)
Foreign exchange (loss) gain, net	(0.4)	16.5	(0.1)	10.9
Other, net	—	0.3	0.5	0.4
Other expenses, net	(36.7)	(39.6)	(77.7)	(92.2)
Income (loss) from continuing operations before taxes	70.0	8.6	124.2	(14.9)
Income tax provision (benefit)	15.2	10.6	32.7	(6.1)
Income (loss) from continuing operations	54.8	(2.0)	91.5	(8.8)
Income from discontinued operations, net of tax	—	1.1	—	3.4
Net income (loss)	54.8	(0.9)	91.5	(5.4)
Net (income) loss attributable to noncontrolling interest	(2.4)	2.6	(2.2)	5.6
Net income attributable to Rockwood Specialties Group, Inc.	$52.4	$1.7	$89.3	$0.2

Amounts attributable to Rockwood Specialties Group, Inc.:
Income (loss) from continuing operations	$52.4	$0.6	$89.3	$(3.2)
Income from discontinued operations	—	1.1	—	3.4
Net income	$52.4	$1.7	$89.3	$0.2

(a) Interest expense, net includes:
Interest expense on debt, net	$(40.4)	$(38.5)	$(82.7)	$(75.8)
Mark-to-market gains on interest rate swaps	5.6	12.2	7.7	2.6
Deferred financing costs	(1.5)	(2.2)	(3.1)	(4.6)
Total	$(36.3)	$(28.5)	$(78.1)	$(77.8)

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$363.6	$300.5
Accounts receivable, net	504.1	450.4
Inventories	476.4	517.0
Deferred income taxes	9.2	12.6
Prepaid expenses and other current assets	65.1	66.5
Total current assets	1,418.4	1,347.0
Property, plant and equipment, net	1,503.1	1,702.5
Goodwill	803.3	939.2
Other intangible assets, net	595.4	704.7
Deferred debt issuance costs, net of accumulated amortization of $12.4 and $10.8, respectively	20.4	26.0
Deferred income taxes	20.5	24.8
Other assets	36.0	37.5
Total assets	$4,397.1	$4,781.7
LIABILITIES
Current liabilities:
Accounts payable	$224.2	$237.3
Income taxes payable	13.6	11.5
Accrued compensation	109.5	77.7
Accrued expenses and other current liabilities	170.3	179.0
Deferred income taxes	3.5	2.6
Long-term debt, current portion	257.4	94.2
Total current liabilities	778.5	602.3
Long-term debt	2,052.2	2,434.1
Pension and related liabilities	358.6	410.1
Deferred income taxes	67.3	69.1
Other liabilities	119.3	144.1
Total liabilities	3,375.9	3,659.7
EQUITY
Rockwood Specialties Group, Inc. stockholder’s equity:
Common stock ($0.01 par value, 1,000,000 shares authorized, 382,000 shares issued and outstanding)	—	—
Paid-in capital	1,044.0	1,044.0
Accumulated other comprehensive income	33.9	207.5
Accumulated deficit	(330.2)	(419.5)
Total Rockwood Specialties Group, Inc. stockholder’s equity	747.7	832.0
Noncontrolling interest	273.5	290.0
Total equity	1,021.2	1,122.0
Total liabilities and equity	$4,397.1	$4,781.7

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six months ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$91.5	$(5.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(3.4)
Depreciation and amortization	129.9	137.0
Deferred financing costs amortization	3.1	4.6
Loss on early extinguishment of debt (a)	—	25.7
Foreign exchange loss (gain), net	0.1	(10.9)
Fair value adjustment of derivatives	(7.7)	(2.6)
Bad debt provision	(0.6)	0.4
Stock-based compensation	5.8	1.5
Deferred income taxes	18.7	(16.4)
Restructuring and other	2.2	0.1
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(101.3)	(6.5)
Inventories	(8.4)	100.4
Prepaid expenses and other assets	(8.8)	(3.2)
Accounts payable	17.0	(40.7)
Income taxes payable	(7.1)	(3.6)
Accrued expenses and other liabilities	42.1	(46.4)
Net cash provided by operating activities	176.5	130.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees and payments for prior acquisitions, net of cash acquired	(0.9)	(0.3)
Capital expenditures, excluding capital leases	(71.9)	(81.2)
Contractual advance to Titanium Dioxide Pigments noncontrolling shareholder	—	(1.3)
Proceeds on sale of assets	1.8	6.8
Net cash used in investing activities of continuing operations	(71.0)	(76.0)
Net cash used in investing activities of discontinued operations	—	(0.4)
Net cash used in investing activities	(71.0)	(76.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of 2014 Notes	—	(146.8)
Repayment of Titanium Dioxide Pigments revolving credit facility	(14.3)	—
Prepayment of senior secured debt	—	(102.3)
Repayment of senior secured debt	(25.1)	(36.8)
Payments on other long-term debt	(2.5)	(5.4)
Loan from Viance noncontrolling shareholder	—	2.0
Fees related to early extinguishment of debt	—	(8.3)
Deferred financing costs	(0.3)	(13.7)
Net cash used in financing activities	(42.2)	(311.3)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(13.9)
Net increase (decrease) in cash and cash equivalents	63.1	(271.0)
Cash and cash equivalents, beginning of period	300.5	468.7
Cash and cash equivalents, end of period	$363.6	$197.7

(a) Includes the write-off of deferred financing costs of $20.9 and lender fees related to the early extinguishment of debt of $11.1, partially offset by a discount on the prepayment of the 2014 Notes of $6.3.

Supplemental disclosures of cash flow information:
Interest paid	$82.2	$78.5
Income taxes paid, net of refunds	21.0	14.8
Non-cash investing activities:
Acquisition of capital equipment	8.5	12.3
Fees related to early extinguishment of debt	—	3.7

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in millions)

(Unaudited)

	2010			2009
	Rockwood			Rockwood
	Specialties			Specialties
	Group, Inc.			Group, Inc.
	Stockholder’s	Noncontrolling	Total	Stockholder’s	Noncontrolling	Total
	Equity	Interest	Equity	Equity	Interest	Equity
Balance at January 1	$832.0	$290.0	$1,122.0	$810.4	$315.4	$1,125.8

Net income (loss)	89.3	2.2	91.5	0.2	(5.6)	(5.4)
Other comprehensive (loss) income, net of tax	(173.6)	—	(173.6)	15.4	(4.2)	11.2
Comprehensive (loss) income	(84.3)	2.2	(82.1)	15.6	(9.8)	5.8
Change in estimate of fair value of assets contributed to the Titanium Dioxide Pigments venture	—	—	—	—	(16.5)	(16.5)
Foreign currency translation	—	(18.7)	(18.7)	—	(0.7)	(0.7)
Balance at June 30	$747.7	$273.5	$1,021.2	$826.0	$288.4	$1,114.4

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

The Company’s noncontrolling interest represents the total of the noncontrolling party’s interest in certain investments (principally the Titanium Dioxide Pigments venture and the Viance, LLC timber treatment joint venture) that are consolidated but less than 100% owned.

Unless otherwise noted, all balance sheet-related items which are denominated in Euros are converted at the June 30, 2010 exchange rate of €1.00 = $1.2238.

Stock-Based Compensation— Holdings has previously granted awards under the 2008 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (the “Plan”). Under the Plan, Holdings granted stock options, restricted stock and other stock-based awards to the Company’s employees and directors and allowed employees and directors to purchase shares of its common stock. There were 10,000,000 authorized shares available for grant under the Plan. However, Holdings no longer issues equity awards under this Plan. In April 2009, Holdings adopted the 2009 Stock Incentive Plan (the “New Plan”; together with the Plan, the “Plans”), which has 11,000,000 authorized shares. All equity awards granted after this date will be awarded under the New Plan.

The aggregate compensation cost for stock options, restricted stock units and Holdings’ Board of Director stock grants recorded under the Plans caused income from continuing operations before taxes to decrease by $3.2 million and $0.7 million for the three months ended June 30, 2010 and 2009, respectively, and $5.8 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively. The total tax benefit recognized related to stock options was $0.3 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively, and $0.5 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively.

In December 2009, Holdings approved an award of 233,657 performance-based restricted stock units to management and key employees which will vest on December 31, 2012 as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets approved by Holdings’ compensation committee (“Compensation Committee”). The number of shares of Holdings’ common stock ultimately awarded upon vesting is determined based on the achievement of specified performance criteria over the period January 1, 2010 through December 31, 2010. However, the Company did not recognize any compensation cost in 2009 for this issuance because the performance targets that form the basis for vesting of these restricted stock units were not known as of December 31, 2009. These performance targets were set in January 2010, when such performance targets were approved by the Compensation Committee, and as a result, the Company began recording compensation cost on a ratable basis over the vesting period. The grant date fair value of these restricted stock units was $22.00 per stock unit.

Recent Accounting Standards—The following represents the impact of recently issued accounting standards:

In June 2009, the FASB issued a statement that requires an enterprise to perform an analysis to determine whether it has a controlling financial interest in a variable interest entity. It requires additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The Company adopted this statement on January 1, 2010. This statement did not have a material impact on its financial statements. See Note 3, “Variable Interest Entities,” for the disclosure requirements of this statement.

In January 2010, the FASB issued an accounting update that amended guidance and clarified the disclosure requirements about fair market value measurement. This requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, for measurements utilizing significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. The Company adopted this update on January 1, 2010. There was no impact upon adoption of this update on the Company’s financial statements. See Note 6, “Fair Value Measurements.”

2.  COMPREHENSIVE INCOME:

Comprehensive income includes net income and the other comprehensive income components which include unrealized gains and losses from foreign currency translation and from certain intercompany transactions that are of a long-term investment nature, pension-related adjustments that are recorded directly into a separate section of equity in the balance sheets and net investment and foreign exchange cash flow hedges. Foreign currency translation amounts and intercompany foreign currency loans are not adjusted for income taxes since they relate to indefinite length investments in non-U.S. subsidiaries.

Comprehensive income (loss) is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Net income (loss)	$54.8	$(0.9)	$91.5	$(5.4)
Pension related adjustments, net of tax	1.8	(0.2)	3.8	(0.1)
Foreign currency translation	(49.3)	69.4	(77.6)	7.4
Intercompany foreign currency loans	(74.1)	41.0	(121.0)	3.4
Net investment hedges, net of tax	13.1	(48.7)	21.5	0.6
Foreign exchange contracts, net of tax	(0.3)	0.2	(0.3)	(0.1)
Comprehensive (loss) income	(54.0)	60.8	(82.1)	5.8
Comprehensive (income) loss attributable to noncontrolling interest	(2.4)	2.9	(2.2)	9.8
Comprehensive (loss) income attributable to Rockwood Specialties Group, Inc.	$(56.4)	$63.7	$(84.3)	$15.6

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

At June 30, 2010 and December 31, 2009, no consolidated assets of the Company were pledged as collateral for any joint venture obligations and the general creditors of the joint venture had no recourse against the Company. The partners have provided $4.0 million of short-term financing to the venture. However, this financing is not subordinated and management believes that such financing could have been readily obtained externally. All intercompany accounts, balances and transactions have been eliminated.  Viance’s assets can only be used to settle direct obligations of Viance. The carrying values of the assets and liabilities of the Viance joint venture included in the condensed consolidated balance sheets are as follows:

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$6.9	$6.3
Accounts receivable, net	9.2	6.9
Inventories	0.8	1.1
Prepaid expenses and other current assets	4.7	4.4
Total current assets	21.6	18.7
Property, plant and equipment, net	1.9	2.0
Other intangible assets, net	74.8	78.0
Other assets	1.8	1.9
Total assets	$100.1	$100.6
LIABILITIES
Current liabilities:
Accounts payable	$1.5	$1.5
Income taxes payable	0.1	0.1
Accrued compensation	0.8	1.5
Accrued expenses and other current liabilities	3.0	2.0
Long-term debt, current portion	2.0	2.0
Total current liabilities	7.4	7.1
Deferred income taxes	0.1	0.1
Other liabilities	0.8	0.8
Total liabilities	$8.3	$8.0

Titanium Dioxide Pigments Venture

In September 2008, the Company completed the formation of a Titanium Dioxide Pigments venture with Kemira Oyj (“Kemira”) that focuses on specialty titanium dioxide pigments. The venture includes the combination of the Company’s titanium dioxide pigments and functional additives businesses, including its production facility in Duisburg, Germany, and Kemira’s titanium dioxide business, including Kemira’s titanium dioxide plant in Pori, Finland. The Company has not identified significant variable interests in this venture and accordingly has concluded that this venture does not meet the definition of a variable interest entity (“VIE”). The Company owns 61% of the venture and consolidates it based on the “voting interest” model given its majority ownership and ability to control decision making. Kemira only has certain “protective rights” to limit Rockwood’s control.

In conjunction with this venture, there is a power plant that is legally owned and operated by a Finnish power cooperative (“PVO”). Kemira is a cooperative participant and has an indirect interest in the power plant via ownership of a special share class. The venture utilizes the majority of power supplied. This power plant was determined to be a VIE as the equity holders of the power plant as a group (including Kemira) lack the ability to influence decision making since PVO effectively controls the power plant. It was determined that Rockwood and Kemira jointly form the primary beneficiary of the power plant. The venture has a long-term agreement expiring in August 2018 to purchase steam and electricity (“energy”) from Kemira. Due to the terms of this agreement under which Kemira has the risks and benefits of the majority of the expected life of the power plant, the Company concluded that Kemira is the party most closely associated with the venture and therefore is the primary beneficiary within the related party group. Accordingly, the Company does not consolidate the power plant. The venture purchased $8.4 million and $7.5 million of energy from Kemira in the three months ended June 30, 2010 and 2009, respectively, and $18.3 million and $15.5 million of energy from Kemira in the six months ended June 30, 2010 and 2009, respectively. Minimum annual payments under the energy agreement are approximately $14.7 million. In connection with this energy arrangement, the venture has approximately $26.2 million (includes a contractual advance of $16.0 million made in 2009) of non-interest bearing notes receivable from Kemira that are due in August 2028. The carrying value of the notes receivable were $4.8 million at June 30, 2010. Interest is imputed at an effective rate of 8.96%. Apart from routine payables to Kemira or PVO in connection with this agreement, no results or balances of the power plant are reflected in the Company’s financial statements.

Other

Rockwood’s Specialty Chemicals segment has several unconsolidated ventures. Two of these ventures do not fit the criteria for classification as a VIE as they are financially self-sustaining, “50/50” ventures both as to control and economics. Other ventures manufacture and market products in China and an additional venture is a service provider at a key manufacturing facility. As the parties share risks and benefits disproportionate to their voting interests, the Company has concluded that these ventures are VIEs. However, the Company has also concluded that it should not consolidate these VIEs as it is not the primary beneficiary. The Company does not have the power and/or ability to direct the activities most affecting venture performance due to governance structure and significant expertise provided and/or functions performed by its venture partners. As of June 30, 2010, Rockwood’s aggregate net investment in these ventures was $10.6 million. This investment is classified as “Other assets” in the condensed consolidated balance sheet and represents Rockwood’s approximate net exposure to losses on these investments. Rockwood does not guarantee debt for or have other financial support obligations to these ventures.

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

Items that cannot be readily attributed to individual segments have been classified as “Corporate and other.” Corporate and other operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, tax, legal, internal audit and consolidation accounting as well as the cost of operating the Company’s central offices (including some costs maintained based on legal or tax considerations). The primary components of Corporate and other loss, in addition to operating loss, are interest expense on external debt (including the amortization of deferred financing costs), foreign exchange losses or gains, and mark-to-market gains or losses on derivatives. Major components within the reconciliation of income from continuing operations before taxes (described more fully below) include systems/organization establishment expenses, interest expense on external debt, foreign exchange losses or gains, and refinancing expenses related to external debt. Corporate and other identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing, deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The Corporate and other classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel and the wafer reclaim business. The wafer reclaim business works with semiconductor manufacturers to refurbish used test wafers and return them to the manufacturer for reuse in test and process monitor applications.

Summarized financial information for each of the reportable segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Three months ended June 30, 2010
Net sales	$287.3	$199.4	$190.3	$129.6	$66.2	$1.7	$874.5
Total Adjusted EBITDA	73.4	37.0	29.6	40.6	10.1	(18.5)	172.2
Three months ended June 30, 2009
Net sales	$236.2	$180.1	$164.3	$97.1	$51.6	$1.1	$730.4
Total Adjusted EBITDA	57.5	22.3	19.5	26.1	8.9	(9.0)	125.3
Six months ended June 30, 2010
Net sales	$576.9	$376.6	$371.4	$254.3	$126.0	$3.2	$1,708.4
Total Adjusted EBITDA	147.2	66.5	60.3	77.6	19.2	(33.6)	337.2
Six months ended June 30, 2009
Net sales	$461.5	$335.4	$303.3	$185.0	$102.7	$2.5	$1,390.4
Total Adjusted EBITDA	107.8	42.9	41.0	43.9	16.7	(17.8)	234.5

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Eliminations (a)	Consolidated
Identifiable assets as of:
June 30, 2010	$1,940.1	$746.7	$804.3	$757.1	$133.9	$374.3	$(359.3)	$4,397.1
December 31, 2009	2,088.9	762.7	945.1	866.3	124.9	323.6	(329.8)	4,781.7

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

On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges deemed by senior management to be non-recurring gains and charges and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the Company’s senior secured credit agreement, which reflects management’s interpretations thereof. The indenture governing the senior subordinated notes, due in 2014 (“2014 Notes”), and the facility agreement related to the Titanium Dioxide Pigments venture exclude certain adjustments permitted under the senior credit agreement. Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company’s business segments and reporting units. Because the Company views Adjusted EBITDA on a segment basis as an operating performance measure, the Company uses income (loss) from continuing operations before taxes as the most comparable GAAP measure.

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Three months ended June 30, 2010
Income (loss) from continuing operations before taxes	$38.4	$14.2	$10.1	$20.9	$5.6	$(19.2)	$70.0
Interest expense, net (a)	14.9	7.6	3.3	7.2	2.5	0.8	36.3
Depreciation and amortization	17.9	14.2	16.1	11.9	2.0	0.9	63.0
Restructuring and other severance costs	0.5	0.6	—	0.1	—	—	1.2
Systems/organization establishment expenses	0.3	0.1	0.1	—	—	—	0.5
Acquisition and disposal costs	0.4	—	—	—	—	—	0.4
Loss on sale of assets and other	0.1	—	—	—	—	—	0.1
Foreign exchange loss (gain), net	0.9	—	—	0.5	—	(1.0)	0.4
Other	—	0.3	—	—	—	—	0.3
Total Adjusted EBITDA	$73.4	$37.0	$29.6	$40.6	$10.1	$(18.5)	$172.2
Three months ended June 30, 2009
Income (loss) from continuing operations before taxes	$13.1	$(5.2)	$(4.3)	$(2.7)	$3.2	$4.5	$8.6
Interest expense, net (a)	15.1	7.3	4.8	8.2	2.3	(9.2)	28.5
Depreciation and amortization	17.8	15.4	18.8	12.8	2.6	1.5	68.9
Restructuring and other severance costs	0.5	1.7	(0.1)	1.7	0.1	0.1	4.0
Systems/organization establishment expenses	0.1	0.6	0.3	0.1	—	(0.1)	1.0
Loss on early extinguishment of debt	10.1	2.2	—	6.6	0.7	8.3	27.9
Foreign exchange (gain) loss, net	(1.3)	0.1	—	(0.6)	—	(14.7)	(16.5)
Other	2.1	0.2	—	—	—	0.6	2.9
Total Adjusted EBITDA	$57.5	$22.3	$19.5	$26.1	$8.9	$(9.0)	$125.3
Six months ended June 30, 2010
Income (loss) from continuing operations before taxes	$78.2	$18.8	$18.3	$37.6	$10.1	$(38.8)	$124.2
Interest expense, net (a)	31.3	15.3	7.9	15.4	5.0	3.2	78.1
Depreciation and amortization	36.5	28.9	33.8	24.5	4.1	2.1	129.9
Restructuring and other severance costs	0.6	2.6	—	0.1	—	0.1	3.4
Systems/organization establishment expenses	0.7	0.3	0.3	0.1	—	—	1.4
Acquisition and disposal costs	0.5	—	—	—	—	0.1	0.6
Loss on sale of assets and other	0.1	—	—	—	—	—	0.1
Foreign exchange (gain) loss, net	(0.1)	0.1	—	(0.1)	—	0.2	0.1
Other	(0.6)	0.5	—	—	—	(0.5)	(0.6)
Total Adjusted EBITDA	$147.2	$66.5	$60.3	$77.6	$19.2	$(33.6)	$337.2
Six months ended June 30, 2009
Income (loss) from continuing operations before taxes	$26.3	$(10.6)	$(11.7)	$(9.5)	$6.0	$(15.4)	$(14.9)
Interest expense, net (a)	29.9	14.5	14.6	16.2	4.6	(2.0)	77.8
Depreciation and amortization	36.6	30.5	36.7	24.7	5.3	3.2	137.0
Restructuring and other severance costs	2.1	4.6	—	4.8	0.1	0.2	11.8
Systems/organization establishment expenses	0.4	1.1	1.4	0.2	—	—	3.1
Loss on early extinguishment of debt	10.5	2.2	—	6.9	0.7	5.4	25.7
Loss on sale of assets and other	0.1	—	—	—	—	—	0.1
Foreign exchange (gain) loss, net	(0.6)	0.1	—	0.6	—	(11.0)	(10.9)
Other	2.5	0.5	—	—	—	1.8	4.8
Total Adjusted EBITDA	$107.8	$42.9	$41.0	$43.9	$16.7	$(17.8)	$234.5

(a)                Includes gains of $5.6 million and $12.2 million for the three months ended June 30, 2010 and 2009, respectively, and gains of $7.7 million and $2.6 million for the six months ended June 30, 2010 and 2009, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

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

Items excluded from Adjusted EBITDA

Certain items are added to or subtracted from income (loss) from continuing operations before taxes to derive Adjusted EBITDA, as defined below. These items include the following:

•                  Restructuring and other severance costs: Restructuring and other severance costs of $1.2 million and $4.0 million were recorded in the three months ended June 30, 2010 and 2009, respectively, and $3.4 million and $11.8 million were recorded in the six months ended June 30, 2010 and 2009, respectively, for miscellaneous restructuring activities, including headcount reductions, asset write-offs and facility closures (see Note 13, “Restructuring and Other Severance Costs,” for further details).

•                  Systems/organization establishment expenses: For the three and six months ended June 30, 2010, expenses of $0.5 million and $1.4 million were recorded primarily related to costs incurred in conjunction with reorganizing certain business functions within the Specialty Chemicals segment and the integration of the Titanium Dioxide Pigments venture completed in September 2008. For the three and six months ended June 30, 2009, expenses of $1.0 million and $3.1 million were recorded related to the integration of businesses acquired, primarily related to the completion of the Titanium Dioxide Pigments venture and the acquisition of the global color pigments business of Elementis plc in the Performance Additives segment.

•                  Acquisition and disposal costs: Costs of $0.4 million and $0.6 million were recorded in the three and six months ended June 30, 2010, respectively, primarily related to a cancelled acquisition in the Special Chemicals segment.

•                  Loss on early extinguishment of debt: In the second quarter of 2009, the Company recorded a loss on early extinguishment of debt of $27.9 million primarily in connection with the amendment of the Company’s senior secured credit facility. This included the write-off of deferred financing costs of $19.5 million and lender fees of $11.1 million. This was partially offset by a discount of $2.7 million related to the repurchase at a discount of $137.7 million in aggregate principal amount of the 2014 Notes. For the six months ended June 30, 2009, the Company recorded a loss on early extinguishment of debt of $25.7 million related to write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $11.1 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes.

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

•                  Other: For the six months ended June 30, 2010, the Company recorded income of $0.6 million primarily related to a gain on the sale of an investment previously accounted for under the equity method and the reversal of a reserve covering legacy obligations assumed in connection with the acquisition of the Dynamit Nobel businesses in 2004. For the three and six months ended June 30, 2009, the Company recorded expenses of $2.9 million and $4.8 million, respectively, primarily related to an increase in reserves covering legacy obligations assumed in connection with the KKR acquisition in 2000 and the acquisition of the Dynamit Nobel businesses in 2004.

5.  DERIVATIVES:

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. The Company manages its exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes.

Interest Rate Risk

After hedging, the Company had $1,152.7 million and $1,186.9 million of variable rate debt outstanding as of June 30, 2010 and December 31, 2009, respectively, a portion of which is subject to a Libor or Euribor floor of 2.00%. Historically, the Company has entered into interest rate swaps to manage its exposure to changes in interest rates related to variable rate debt. As of June 30, 2010 and December 31, 2009, these contracts cover notional amounts of €468.7 million (at interest rates ranging from 2.995% to 4.416%) and €482.2 million (at interest rates ranging from 2.995% to 4.416%), respectively. These derivative contracts effectively convert a portion of the senior secured credit obligations and a portion of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. These hedges will mature between December 2010 and July 2012. The Company has not applied hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in its condensed consolidated statements of operations. The Company may in the future consider adjusting the amounts covered by these derivative contracts to better suit its capital structure. The Company may allow all or a portion of these swaps to lapse, enter into replacement swaps or settle these swaps prior to expiration.

In July 2010, the Company entered into forward starting interest rate swaps to manage its exposure to changes in interest rates related to variable rate debt (see Note 16, “Subsequent Events,” for details).

During 2003, the Company entered into a cross-currency interest rate swap with a notional amount of $20.3 million that effectively converted $20.3 million U.S. dollar borrowings into Euro-based obligations at an effective interest rate of Euribor plus 4.00%. As of December 31, 2009, the notional amounts of this cross-currency interest rate hedge were $19.1 million and €17.0 million. This contract had a final maturity date of July 2010. In May 2010, the Company settled this swap and paid $3.3 million to the counterparty. The Company had not applied hedge accounting for this cross-currency interest rate swap and had recorded the mark-to-market of this derivative as a component of interest expense in its condensed consolidated statements of operations.

Foreign Currency Risk

In December 2008, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on certain forecasted sales denominated in a currency other than the functional currency of the legal entity in its Specialty Chemicals segment. These foreign currency forward contracts hedged the exposure to movements in foreign exchange rates for forecasted transactions for twelve months, and expired in December 2009. The instruments were designated as foreign exchange cash flow hedges and were effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges because it was not probable that the original forecasted transactions would not occur.

In February 2010, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on forecasted sales denominated in a currency other than the functional currency of the legal entity. As of June 30, 2010, the Company had notional amounts outstanding for these foreign currency forward contracts of $2.9 million. The Company has not applied hedge accounting for these foreign currency forward contracts.

In June 2010, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on cash flows on certain forecasted sales denominated in a currency other than the functional currency of a legal entity in its Titanium Dioxide segment. These foreign currency forward contracts hedge the exposure to movements in foreign exchange rates for forecasted transactions for six months, and expire in December 2010. As of June 30, 2010, the Company had notional amounts outstanding for these foreign currency forward contracts of $48.0 million. The instruments were designated as foreign exchange cash flow hedges and were effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges because it was not probable that the original forecasted transactions would not occur.

In connection with the offering of the 2014 Notes, the Company entered into a cross-currency interest rate swap with a five-year term which expired in November 2009 and a notional amount of €155.6 million that effectively converted the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into Euro fixed rate debt. The Company paid $32.9 million in connection with the settlement of this cross-currency swap in November 2009. The Company previously designated this contract as a hedge of the foreign currency exposure of its net investment in its Euro-denominated operations. In addition, the Company has designated a portion of its Euro-denominated debt that is recorded on its U.S. books as a net investment hedge of its Euro-denominated investments (Euro debt of €103.1 million at June 30, 2010; $126.2 million). Any foreign currency gains and losses resulting from the designated portion of Euro-denominated debt discussed above is accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective. There was no ineffective portion of the net investment hedge as of June 30, 2010.

The following table provides the fair value and balance sheet location of the Company’s derivative instruments as of June 30, 2010 and December 31, 2009:

		Asset Derivatives		Liability Derivatives
		Fair Value as of		Fair Value as of
(in millions)	Balance Sheet Location	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	$—	$—	$0.5	$—
Total derivatives designated as hedging instruments		$—	$—	$0.5	$—

Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued expenses and other current liabilities	$—	$—	$5.1	$8.8
	Other liabilities	—	—	20.0	23.5
Cross-currency interest rate swaps	Accrued expenses and other current liabilities	—	—	—	5.2
Total derivatives not designated as hedging instruments		$—	$—	$25.1	$37.5
Total derivatives		$—	$—	$25.6	$37.5

The following table provides the gains and losses reported in “Other Comprehensive Income” (“OCI”) within Equity for the three and six months ended June 30, 2010 and 2009:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives
	and Other Financial Instruments (Effective Portion)
	Three months ended June 30,		Six months ended June 30,
(in millions)	2010	2009	2010	2009
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(0.4)	$0.3	$(0.4)	$(0.2)

Derivatives and Other Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps — net investment hedge	$—	$(12.2)	$—	$(2.1)
Euro-denominated debt	13.1	(43.3)	21.5	4.1
	$13.1	$(55.5)	$21.5	$2.0

In the three and six months ended June 30, 2010 and 2009, no gains or losses were reclassified from accumulated other comprehensive income into income.

The following table provides the gains and losses reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009:

	Amount of Gain or (Loss) Recognized in Income on Derivatives				Location of Gain or (Loss)
	Three months ended June 30,		Six months ended June 30,		Recognized in Income on
(in millions)	2010	2009	2010	2009	Derivatives
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	$5.1	$12.8	$6.1	$2.0	Interest expense, net
Cross-currency interest rate swaps	0.5	(0.6)	1.6	0.6	Interest expense, net
	$5.6	$12.2	$7.7	$2.6

6.             FAIR VALUE MEASUREMENTS:

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of June 30, 2010 and December 31,

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

Level 3 — Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any financial assets or liabilities that are classified as Level 3 inputs as of June 30, 2010 and December 31, 2009.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of June 30, 2010 and December 31, 2009:

	As of	Fair Value Measurements
(in millions)	June 30, 2010	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$203.6	$203.6	$—	$—
Total assets at fair value	$203.6	$203.6	$—	$—

Liabilities
Interest rate swaps (b)	$25.1	$—	$25.1	$—
Foreign exchange contracts (b)	0.5	—	0.5	—
Total liabilities at fair value	$25.6	$—	$25.6	$—

	As of	Fair Value Measurements
(in millions)	December 31, 2009	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$162.0	$162.0	$—	$—
Total assets at fair value	$162.0	$162.0	$—	$—

Liabilities
Interest rate swaps (b)	$32.3	$—	$32.3	$—
Cross-currency interest rate swaps (b)	5.2	—	5.2	—
Total liabilities at fair value	$37.5	$—	$37.5	$—

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

Counter-party risk— The Company manages counter-party risk by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of June 30, 2010 and December 31, 2009 based on market participant assumptions. In addition, based on the credit evaluation of each counter-party institution to its derivatives as of June 30, 2010 and December 31, 2009, the Company believes the carrying values to be fully realizable.

Debt—The Company estimates that its debt under the senior secured credit facility and Titanium Dioxide Pigments venture facility agreement, based on current interest rates and terms, approximates fair value. Based on quoted market prices at June 30, 2010, the Company estimated the fair value of its 2014 Notes approximated $508.6 million. As of June 30, 2010, the aggregate principal carrying amount of the 2014 Notes was $506.1 million.

Cash and Cash Equivalents—All highly liquid instruments and money market funds with an original maturity of three months or less are considered to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

7.             INVENTORIES:

Inventories are comprised of the following:

	June 30,	December 31,
($ in millions)	2010	2009
Raw materials	$148.5	$165.6
Work-in-process	69.8	73.7
Finished goods	251.4	270.7
Packaging materials	6.7	7.0
Total	$476.4	$517.0

8.             GOODWILL:

Below are goodwill balances and activity by segment:

	Specialty	Advanced
($ in millions)	Chemicals	Ceramics	Total
Balance, December 31, 2009	$661.7	$277.5	$939.2
Foreign exchange	(93.8)	(42.1)	(135.9)
Balance, June 30, 2010	$567.9	$235.4	$803.3

9.             OTHER INTANGIBLE ASSETS, NET:

Other intangible assets, net consist of:

	As of June 30, 2010			As of December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$342.1	$(130.3)	$211.8	$384.3	$(133.0)	$251.3
Trade names and trademarks	127.4	(32.8)	94.6	146.3	(33.7)	112.6
Customer relationships	352.2	(120.9)	231.3	390.1	(117.7)	272.4
Supply agreements	57.4	(14.0)	43.4	62.8	(12.3)	50.5
Other	40.0	(25.7)	14.3	48.8	(30.9)	17.9
Total	$919.1	$(323.7)	$595.4	$1,032.3	$(327.6)	$704.7

Amortization of other intangible assets was $18.8 million and $20.0 million for the three months ended June 30, 2010 and 2009, respectively, and $38.8 million and $39.5 million for the six months ended June 30, 2010 and 2009, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ended	Expense
2010	$77.7
2011	72.8
2012	69.7
2013	67.4
2014	62.5

10.      LONG-TERM DEBT

Long-term debt and loans payable are summarized as follows:

	June 30,	December 31,
($ and € in millions)	2010	2009
Senior secured credit facilities:
Tranche A-1 term loans (€3.8 and €4.2, respectively)	$4.6	$6.0
Tranche A-2 term loans (€32.8 and €36.5, respectively)	40.2	52.3
Tranche E term loans	138.7	139.4
Tranche G term loans (€64.8 and €65.1, respectively)	79.3	93.2
Tranche H term loans	932.5	937.2
Tranche I term loans (€193.7 and €194.7, respectively)	237.0	278.8
2014 Notes (€250.1 and $200.0 as of June 30, 2010 and December 31, 2009)	506.1	558.2
Titanium Dioxide Pigments venture term loans (€230.0 and €240.0, respectively)	281.5	343.7
Titanium Dioxide Pigments venture revolving short-term loans (€10.0 as of December 31, 2009)	—	14.3
Capitalized lease obligations (€30.5 and €31.9, respectively)	37.3	45.7
Other loans	52.4	59.5
	2,309.6	2,528.3
Less current maturities	(257.4)	(94.2)
	$2,052.2	$2,434.1

On July 29, 2010, the Company voluntarily prepaid $200.0 million of its senior secured term loans (see Note 16, “Subsequent Events,” for details).

11.      INCOME TAXES:

The effective tax rate for the six months ended June 30, 2010 and 2009 was 26.3% and 40.9%, respectively. The decrease in the effective tax rate from the prior year is primarily related to domestic income that was not tax effected due to the utilization of net operating losses for which the Company had provided a valuation allowance. In both periods, federal taxes are zero as a result of a full valuation allowance. The domestic income in 2010 has increased over 2009 resulting in a benefit in the effective tax rate for the six months ended June 30, 2010. The other differences between the effective rate and the U.S. statutory rate of 35.0% in the six months ended June 30, 2010 primarily relates to favorable foreign rate differentials, as well as the favorable settlement of certain tax positions. The difference between the effective tax rate and the U.S. statutory rate of 35.0% for the six months ended June 30, 2009 primarily relates to a nonrecurring tax benefit related to functional currency changes as well as domestic tax benefits allocated from other comprehensive income.

In the six months ended June 30, 2010, the Company decreased its worldwide valuation allowances by $9.8 million. The decrease in the valuation allowance was due to domestic gains recorded in other comprehensive income and domestic and foreign taxable income. The change in the valuation allowance for the six months ended June 30, 2010 decreased the tax provision by $2.5 million. The following table reflects the activity in the valuation allowance for worldwide net operating losses and other deferred income tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2009	$133.1
Decrease as reflected in income tax expense	(2.5)
Other (a)	(7.3)
Balance as of June 30, 2010	$123.3

(a)               Primarily related to temporary differences of the mark-to-market of the Company’s Euro-denominated debt.

In the six months ended June 30, 2010, based on the Company’s policy and review of available information, including the Company’s steady-state analysis, it was determined that there was not sufficient positive evidence of future taxable income to release the U.S. federal valuation allowance that has been recorded. During the six months ended June 30, 2010, the Company’s net U.S. federal deferred tax assets and liabilities were maintained at a zero level, other than a noncurrent deferred tax liability relating to goodwill with an indefinite reversal period and a noncurrent deferred tax asset relating to a Federal Alternative Minimum Tax (“AMT”) Credit. It is the Company’s policy that the valuation allowance is reversed in the year management determines it is more likely than not that the deferred tax assets will be realized.

Unrecognized tax benefits at June 30, 2010 were $12.8 million, all of which if recognized would effect the effective tax rate. The Company had accrued $8.0 million for interest and penalties as of June 30, 2010. The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision.

During the next twelve months, it is reasonably possible that resolution of uncertain tax liabilities could result in a benefit of up to $3.3 million or a cost of up to $6.0 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company’s tax filings in major jurisdictions are open to investigation by tax authorities; in the U.S. from 2005, in the U.K. from 2007, and in Germany from 2001.

12.      EMPLOYEE BENEFIT PLANS:

The following table represents the net periodic benefit costs and related components:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Service cost	$1.8	$2.2	$3.8	$4.2
Interest cost	8.1	8.7	16.7	17.0
Expected return on assets	(3.5)	(3.8)	(7.3)	(7.4)
Amortization of actuarial losses	0.5	0.2	1.1	0.4
Amortization of prior service cost	0.1	—	0.3	—
Other	0.3	—	0.3	—
Net periodic pension cost	7.3	7.3	14.9	14.2
Settlement/curtailment	—	(0.2)	—	(0.2)
Total pension cost	$7.3	$7.1	$14.9	$14.0

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

For the three and six months ended June 30, 2010, the Company expensed $1.0 million and $2.9 million of restructuring charges, primarily in the Specialty Chemicals segment primarily for facility closures and an asset write-off in connection with the elimination of a duplicate manufacturing facility in the Performance Additives segment.

For the three and six months ended June 30, 2009, the Company expensed $1.2 million and $2.6 million, respectively, of restructuring charges. For the six months ended June 30, 2009, the primary components of the restructuring charge of $2.6 million included $1.2 million in the Color Pigments and Services business within the Performance Additives segment related to a restructuring plan implemented in March 2008 in connection with the integration of the businesses acquired from Elementis plc. In addition, $1.0 million was recorded in the Specialty Chemicals segment in the six months ended June 30, 2009 primarily for headcount reduction and facility closure costs as part of restructuring plans in 2008 and 2007.

“Restructuring and other severance costs” in the condensed consolidated statements of operations also included other severance-related costs of $0.2 million and $2.8 million for the three months ended June 30, 2010 and 2009, respectively, and $0.5 million and $9.2 million for the six months ended June 30, 2010 and 2009, respectively, related to headcount reductions undertaken throughout the Company.

All restructuring actions still in progress as of June 30, 2010 are expected to be substantially complete by the end of the year. However, payouts of certain liabilities resulting from these actions will take place over several years. In particular, as of June 30, 2010, restructuring liabilities of $4.8 million includes $1.7 million in the Corporate and other segment related to an unexpired lease in connection with the 2006 restructuring of the Wafer Reclaim business. Management believes that the majority of the remaining $3.1 million obligation will be utilized in 2010. Selected information for outstanding liabilities from recent restructuring actions is as follows:

	Severance/	Facility
($ in millions)	Relocation	Closure	Total
Liability balance, December 31, 2009	$4.2	$3.3	$7.5
Restructuring charge in 2010 (a)	0.3	0.5	0.8
Utilized	(1.7)	(1.2)	(2.9)
Foreign exchange and other	(0.3)	(0.3)	(0.6)
Liability balance, June 30, 2010	$2.5	$2.3	$4.8

(a)               Excludes asset write-off described above.

Restructuring reserves by segment are as follows:

	June 30,	December 31,
($ in millions)	2010	2009
Specialty Chemicals	$2.0	$3.7
Performance Additives	0.2	0.7
Advanced Ceramics	0.7	1.0
Corporate and other	1.9	2.1
	$4.8	$7.5

14.  COMMITMENTS AND CONTINGENCIES:

Legal Proceedings—The Company is involved in various legal proceedings, including commercial, intellectual property, product liability, regulatory and environmental matters of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these matters if it is probable that a liability has been incurred and an amount can be reasonably estimated. It is the Company’s policy to disclose such matters when there is at least a reasonable possibility that a material loss may have been incurred.

Advertising Matter

On March 3, 2009, Osmose, Inc. (“OI”) filed an action against Viance, the joint venture in the Timber Treatment Chemicals business, Rockwood Holdings, Inc., and certain individuals, in the U.S. District Court, Northern District of Georgia, claiming that recent advertisements by Viance comparing its ACQ product and OI’s MCQ product were false and misleading in violation of the Lanham Act, constituted unfair competition, violated the Georgia Deceptive Trade Practices Act, were defamatory and that Viance tortiously interfered with OI’s business relationships. OI is seeking damages, including their attorney’s fees and costs and punitive damages. OI also sought a temporary restraining order (“TRO”) and a preliminary injunction prohibiting Viance from continuing to make certain claims in advertisements related to their MCQ product. On March 20, 2009, the district court granted Osmose’s motion for a TRO. Viance raised certain counterclaims related to OI’s advertisements and both parties’ claims were heard. In September 2009, the district court issued a preliminary injunction prohibiting Viance from making certain claims related to MCQ in its advertisements and denied Viance’s request for a preliminary injunction related to certain claims in Osmose’s advertisements, which Viance subsequently appealed. The U.S. Court of Appeals, Eleventh Circuit heard oral arguments on May 20, 2010 and rendered its decision on July 30, 2010 remanding in part, affirming in part, and vacating in part the preliminary injunction. The Company will continue to vigorously defend this matter. While the Company believes the defendants have meritorious defenses against OI’s claims and does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation, and the resolution of this matter may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

EC Heat Stabilizers Investigation

The European Commission (“EC”) has investigated possible infringement of certain antitrust regulations in the market for heat stabilizers from 1986 until at least 2000 by certain industry participants, which included a business sold by a subsidiary in the Specialty Chemicals segment in 2000. On March 23, 2009, the EC confirmed that it commenced a proceeding against certain participants in the heat stabilizers market, including the business formerly owned by this subsidiary and the Company’s subsidiary. Neither the Company nor any of its subsidiaries are active in the market for heat stabilizers; however, the business sold in 2000 was active in this market. On November 11, 2009, the EC issued its decision imposing fines on several companies including a fine jointly and severally against the Company’s subsidiary and two other parties in the amount of €1.9 million, and against the Company’s subsidiary and one other party in the amount of €1.4 million. By decision of February 8, 2010, the EC amended its decision of November 11, 2009 to apply the cap pursuant to the applicable European Council Regulation limiting the amount for which the Company’s subsidiary and the two other parties are jointly and severally liable to €1.1 million. The Company’s subsidiary and one of the two other parties have each paid one third of the €1.1 million fine. The third party, however, has appealed the decision and did not remit any payment. Therefore, the Company’s maximum remaining exposure in connection with this matter is €0.4 million, which is the outstanding amount of the fine. The Company does not believe that resolution of this matter will have a material adverse effect on its business, results of operations or financial condition.

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

Reserves in connection with product liability matters do not individually exceed $1.0 million and in the aggregate $2.7 million as of June 30, 2010. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

SHE Capital Expenditures

The Company will incur future costs for capital improvements and general compliance under SHE laws. For the year ended December 31, 2009, the capital expenditures for SHE matters totaled $17.9 million, excluding costs to maintain and repair pollution control equipment. For 2010, the Company estimates capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in existing and new SHE laws, the Company cannot provide assurance that its recent expenditures will be indicative of future amounts required to comply with these laws.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination for which the Company has reserved for at June 30, 2010:

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

The Company is also responsible for environmental matters at some of its former off-site disposal locations owned by third parties. These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at the following Superfund locations: Casmalia, CA; Laurel, MD; Niagara Falls, NY; South Gate, CA; and Whittier, CA and has reserves for these matters totaling $0.1 million at June 30, 2010. In addition, the German authorities have ordered the Company to investigate and, depending on the results, potentially remediate a portion of a former site in Liebenau, Germany. The Company is currently in the process of gathering additional information regarding the site and cannot predict the potential scope of any such remediation.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $47.1 million and $55.1 million for known environmental liabilities as of June 30, 2010 and December 31, 2009, respectively. The decrease in the balance from December 31, 2009 is primarily related to the impact of currency changes. As of June 30, 2010 and December 31, 2009, $45.3 million and $53.6 million, respectively, were classified as other non-current liabilities in the consolidated balance sheets. Included in the $47.1 million as of June 30, 2010 is $20.7 million that is discounted using discount rates ranging from 5.0% to 7.5%, with the undiscounted amount of these reserves equaling $30.4 million. Included in the $55.1 million as of December 31, 2009 is $22.8 million that is discounted using discount rates ranging from 5.0% to 7.5%, with the undiscounted amount of these reserves equaling $33.5 million. In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. The Company estimates that the potential range for such environmental matters as of June 30, 2010 is from $47.1 million to $82.1 million. For the six months ended June 30, 2010, the Company recorded charges of $0.6 million to increase its environmental liabilities and made payments of $2.8 million for clean-up and remediation costs, which reduced its environmental liabilities. For the six months ended June 30, 2010, the recurring cost of managing hazardous substances for ongoing operations is $22.5 million.

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$191.7	$682.8	$874.5
Cost of products sold	—	134.8	458.2	593.0
Gross profit	—	56.9	224.6	281.5
Selling, general and administrative expenses	0.1	45.5	127.9	173.5
Restructuring and other severance costs	—	0.1	1.1	1.2
Loss on sale of assets and other	—	—	0.1	0.1
Operating income	(0.1)	11.3	95.5	106.7
Other income (expenses), net:
Intergroup interest, net	37.5	(13.8)	(23.7)	—
Interest expense, net	(30.6)	(0.7)	(5.0)	(36.3)
Intergroup other, net	—	2.9	(2.9)	—
Foreign exchange gain (loss), net	3.1	0.1	(3.6)	(0.4)
Other, net	—	—	—	—
Other income (expenses), net	10.0	(11.5)	(35.2)	(36.7)
Income (loss) from continuing operations before taxes	9.9	(0.2)	60.3	70.0
Income tax provision	0.2	1.1	13.9	15.2
Net income (loss)	9.7	(1.3)	46.4	54.8
Net income attributable to the noncontrolling interest	—	—	(2.4)	(2.4)
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$9.7	$(1.3)	$44.0	$52.4

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$155.5	$574.9	$730.4
Cost of products sold	—	120.6	406.6	527.2
Gross profit	—	34.9	168.3	203.2
Selling, general and administrative expenses	0.1	33.6	117.3	151.0
Restructuring and other severance costs	—	1.3	2.7	4.0
Operating (loss) income	(0.1)	—	48.3	48.2
Other income (expenses), net:
Intergroup interest, net	28.1	(13.3)	(14.8)	—
Interest expense, net	(19.8)	(0.3)	(8.4)	(28.5)
Intergroup other, net	0.1	1.4	(1.5)	—
Gain (loss) on early extinguishment of debt	1.0	(6.1)	(22.8)	(27.9)
Foreign exchange gain, net	4.3	—	12.2	16.5
Other, net	(0.1)	0.1	0.3	0.3
Other income (expenses), net	13.6	(18.2)	(35.0)	(39.6)
Income (loss) from continuing operations before taxes	13.5	(18.2)	13.3	8.6
Income tax provision	7.1	2.5	1.0	10.6
Income (loss) from continuing operations	6.4	(20.7)	12.3	(2.0)
Income from discontinued operations, net of tax	1.1	—	—	1.1
Net income (loss)	7.5	(20.7)	12.3	(0.9)
Net loss attributable to the noncontrolling interest	—	—	2.6	2.6
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$7.5	$(20.7)	$14.9	$1.7

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2010

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$366.5	$1,341.9	$1,708.4
Cost of products sold	—	260.2	900.0	1,160.2
Gross profit	—	106.3	441.9	548.2
Selling, general and administrative expenses	0.1	88.0	254.7	342.8
Restructuring and other severance costs	—	0.1	3.3	3.4
Loss on sale of assets and other	—	—	0.1	0.1
Operating income	(0.1)	18.2	183.8	201.9
Other income (expenses), net:
Intergroup interest, net	77.2	(27.9)	(49.3)	—
Interest expense, net	(65.9)	(1.2)	(11.0)	(78.1)
Intergroup other, net	—	7.3	(7.3)	—
Foreign exchange gain (loss), net	4.5	(0.2)	(4.4)	(0.1)
Other, net	—	—	0.5	0.5
Other income (expenses), net	15.8	(22.0)	(71.5)	(77.7)
Income (loss) from continuing operations before taxes	15.7	(3.8)	112.3	124.2
Income tax provision	0.4	3.0	29.3	32.7
Net income (loss)	15.3	(6.8)	83.0	91.5
Net income attributable to the noncontrolling interest	—	—	(2.2)	(2.2)
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$15.3	$(6.8)	$80.8	$89.3

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$312.0	$1,078.4	$1,390.4
Cost of products sold	—	239.0	766.1	1,005.1
Gross profit	—	73.0	312.3	385.3
Selling, general and administrative expenses	0.1	67.3	228.7	296.1
Restructuring and other severance costs	—	3.1	8.7	11.8
Loss on sale of assets	—	0.1	—	0.1
Operating income	(0.1)	2.5	74.9	77.3
Other income (expenses), net:
Intergroup interest, net	53.7	(24.7)	(29.0)	—
Interest expense, net	(55.8)	(0.9)	(21.1)	(77.8)
Intergroup other, net	155.3	(149.5)	(5.8)	—
Gain (loss) on early extinguishment of debt	4.5	(6.2)	(24.0)	(25.7)
Foreign exchange (loss) gain, net	(3.3)	(0.1)	14.3	10.9
Other, net	(0.4)	0.4	0.4	0.4
Other income (expenses), net	154.0	(181.0)	(65.2)	(92.2)
Income (loss) from continuing operations before taxes	153.9	(178.5)	9.7	(14.9)
Income tax (benefit) provision	(0.8)	4.6	(9.9)	(6.1)
Income (loss) from continuing operations	154.7	(183.1)	19.6	(8.8)
Income from discontinued operations, net of tax	1.2	0.1	2.1	3.4
Net income (loss)	155.9	(183.0)	21.7	(5.4)
Net loss attributable to the noncontrolling interest	—	—	5.6	5.6
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$155.9	$(183.0)	$27.3	$0.2

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

JUNE 30, 2010

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$16.5	$79.2	$267.9	$—	$363.6
Accounts receivable, net	—	104.2	399.9	—	504.1
Inventories	—	114.2	362.2	—	476.4
Deferred income taxes	(4.0)	8.9	4.3	—	9.2
Prepaid expenses and other current assets	—	12.8	52.3	—	65.1
Total current assets	12.5	319.3	1,086.6	—	1,418.4
Property, plant and equipment, net	—	262.9	1,240.2	—	1,503.1
Investment in subsidiary	1,045.8	91.0	—	(1,136.8)	—
Goodwill	—	17.1	786.2	—	803.3
Intergroup receivable	2,328.8	102.5	3,849.2	(6,280.5)	—
Other intangible assets, net	—	87.5	507.9	—	595.4
Deferred debt issuance costs, net	1.1	5.3	14.0	—	20.4
Deferred income taxes	6.8	(7.4)	21.1	—	20.5
Other assets	—	1.0	35.0	—	36.0
Total assets	$3,395.0	$879.2	$7,540.2	$(7,417.3)	$4,397.1
LIABILITIES
Current liabilities:
Accounts payable	$—	$50.3	$173.9	$—	$224.2
Income taxes payable	—	(0.2)	13.8	—	13.6
Accrued compensation	—	32.9	76.6	—	109.5
Accrued expenses and other current liabilities	20.8	41.2	108.3	—	170.3
Deferred income taxes	—	—	3.5	—	3.5
Long-term debt, current portion	199.6	—	57.8	—	257.4
Total current liabilities	220.4	124.2	433.9	—	778.5
Long-term debt	1,698.6	—	353.6	—	2,052.2
Pension and related liabilities	—	12.7	345.9	—	358.6
Intergroup payable	71.5	1,191.1	5,017.9	(6,280.5)	—
Deferred income taxes	—	—	67.3	—	67.3
Other liabilities	32.1	22.9	64.3	—	119.3
Total liabilities	2,022.6	1,350.9	6,282.9	(6,280.5)	3,375.9
EQUITY
Rockwood Specialties Group, Inc. stockholder’s equity:
Common stock	—	190.6	164.7	(355.3)	—
Paid-in capital	1,044.0	186.2	595.3	(781.5)	1,044.0
Accumulated other comprehensive income	(15.4)	12.0	37.3	—	33.9
Retained earnings (deficit)	343.8	(860.5)	186.5	—	(330.2)
Total Rockwood Specialties Group, Inc. stockholder’s equity	1,372.4	(471.7)	983.8	(1,136.8)	747.7
Noncontrolling interest	—	—	273.5	—	273.5
Total equity	1,372.4	(471.7)	1,257.3	(1,136.8)	1,021.2
Total liabilities and equity	$3,395.0	$879.2	$7,540.2	$(7,417.3)	$4,397.1

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2010

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15.3	$(6.8)	$83.0	$91.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	25.9	104.0	129.9
Deferred financing costs amortization	0.1	0.7	2.3	3.1
Foreign exchange (gain) loss	(4.5)	0.2	4.4	0.1
Fair value adjustment of derivatives	(3.5)	—	(4.2)	(7.7)
Bad debt provision	—	(0.3)	(0.3)	(0.6)
Stock-based compensation	—	4.0	1.8	5.8
Deferred income taxes	—	2.4	16.3	18.7
Restructuring and other	—	—	2.2	2.2
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(27.5)	(73.8)	(101.3)
Inventories	—	(7.1)	(1.3)	(8.4)
Prepaid expenses and other assets	(0.1)	8.6	(17.3)	(8.8)
Accounts payable	—	11.0	6.0	17.0
Income taxes payable	0.4	0.4	(7.9)	(7.1)
Accrued expenses and other liabilities	(2.0)	9.3	34.8	42.1
Intercompany operating activities, net	(3.4)	(4.1)	7.5	—
Net cash provided by operating activities	2.3	16.7	157.5	176.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	—	—	(0.9)	(0.9)
Capital expenditures, excluding capital leases	—	(8.1)	(63.8)	(71.9)
Proceeds on sale of assets	—	—	1.8	1.8
Net cash used in investing activities	—	(8.1)	(62.9)	(71.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Titanium Dioxide Pigments revolving credit facility	—	—	(14.3)	(14.3)
Repayment of senior secured debt	(7.8)	—	(17.3)	(25.1)
Payments on other long-term debt	—	—	(2.5)	(2.5)
Deferred financing costs	(0.3)	—	—	(0.3)
Intercompany financing related activity	1.9	30.9	(32.8)	—
Net cash (used in) provided by financing activities	(6.2)	30.9	(66.9)	(42.2)
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.6)	(0.2)	(0.2)
Net (decrease) increase in cash and cash equivalents	(3.3)	38.9	27.5	63.1
Cash and cash equivalents, beginning of period	19.8	40.3	240.4	300.5
Cash and cash equivalents, end of period	$16.5	$79.2	$267.9	$363.6

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$155.9	$(183.0)	$21.7	$(5.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(1.2)	(0.1)	(2.1)	(3.4)
Depreciation and amortization	—	27.5	109.5	137.0
Deferred financing costs amortization	0.2	0.5	3.9	4.6
Loss on early extinguishment of debt (a)	5.7	2.0	18.0	25.7
Foreign exchange loss (gain), net	3.3	0.1	(14.3)	(10.9)
Fair value adjustment of derivatives	(5.0)	—	2.4	(2.6)
Bad debt provision	—	0.5	(0.1)	0.4
Stock-based compensation	—	1.1	0.4	1.5
Deferred income taxes	(1.6)	4.1	(18.9)	(16.4)
Loss on sale of assets and other	—	0.1	—	0.1
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(0.6)	(5.9)	(6.5)
Inventories	—	29.2	71.2	100.4
Prepaid expenses and other assets	0.3	0.2	(3.7)	(3.2)
Accounts payable	—	(1.7)	(39.0)	(40.7)
Income taxes payable	2.4	(0.3)	(5.7)	(3.6)
Accrued expenses and other liabilities	23.7	(46.5)	(23.6)	(46.4)
Intercompany operating activities, net	231.5	(178.0)	(53.5)	—
Net cash provided by (used in) operating activities	415.2	(344.9)	60.3	130.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	—	—	(0.3)	(0.3)
Capital expenditures, excluding capital leases	—	(16.7)	(64.5)	(81.2)
Contractual advance to Titanium Dioxide Pigments noncontrolling shareholder	—	—	(1.3)	(1.3)
Proceeds on sale of assets	—	2.0	4.8	6.8
Net cash used in investing activities of continuing operations	—	(14.7)	(61.3)	(76.0)
Net cash used in investing activities of discontinued operations	—	(0.4)	—	(0.4)
Net cash used in investing activities	—	(15.1)	(61.3)	(76.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of 2014 Notes	(146.8)	—	—	(146.8)
Prepayment of senior secured debt	(40.8)	—	(61.5)	(102.3)
Repayment of senior secured debt	(11.9)	—	(24.9)	(36.8)
Payments on other long-term debt	—	—	(5.4)	(5.4)
Loan from Viance noncontrolling shareholder	—	—	2.0	2.0
Fees related to early extinguishment of debt	(8.3)	—	—	(8.3)
Deferred financing costs	(13.7)	—	—	(13.7)
Intercompany financing related activity	(455.9)	373.0	82.9	—
Net cash (used in) provided by financing activities	(677.4)	373.0	(6.9)	(311.3)
Effect of exchange rate changes on cash and cash equivalents	—	(0.2)	(13.7)	(13.9)
Net (decrease) increase in cash and cash equivalents	(262.2)	12.8	(21.6)	(271.0)
Cash and cash equivalents of continuing operations, beginning of period	272.7	11.5	184.5	468.7
Cash and cash equivalents of continuing operations, end of period	$10.5	$24.3	$162.9	$197.7

(a) Includes the write-off of deferred financing costs of $20.9 and lender fees related to the early extinguishment of debt of $11.1, partially offset by a discount on the prepayment of the 2014 Notes of $6.3.

16.  SUBSEQUENT EVENTS:

On July 29, 2010, the Company voluntarily prepaid $200.0 million of its senior secured term loans. This includes $22.5 million of tranche E term loans, €5.0 million ($6.5 million using the exchange rate in effect at the time of the transaction) of tranche G terms loans, $151.5 million of tranche H term loans, and €15.0 million ($19.5 million using the exchange rate in effect at the time of the transaction) of tranche I term loans. These amounts have been classified as “long-term debt, current portion” as of June 30, 2010 in the Condensed Consolidated Balance Sheet. This prepayment was funded with available cash and cash equivalents.

In July 2010, the Company entered into forward starting interest rate swaps to manage its exposure to changes in interest rates related to variable rate debt. These derivative contracts effectively convert all of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations and amortize over their respective lives. These contracts cover notional amounts of €220.0 million (at a fixed contract rate of 1.40% plus a margin) beginning in December 2010 and maturing in June 2013. The Company has not applied hedge accounting for these interest rate swaps and will record the mark-to-market of these derivatives as a component of interest expense in its consolidated statements of operations.

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

Unless otherwise noted, all balance sheet- related items which are denominated in Euros are converted at the June 30, 2010 exchange rate of €1.00 = $1.2238.

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

We are focused on growth, productivity, cost reduction, margin expansion, bolt-on acquisitions, divestment of non-core businesses and debt reduction. In connection with this focus, among other things:

•                  We continue to reduce overhead and eliminate duplicative facilities and positions throughout the Company as part of our ongoing global cost control initiatives, and we remain focused on reducing costs, improving productivity, and conserving cash by controlling working capital and capital spending.

•                  In the first half of 2009, we repurchased a portion of our Euro-denominated senior subordinated notes due in 2014, voluntarily prepaid a portion of our senior secured term loans and amended our senior secured credit agreement; and

•                  As discussed in Note 16, “Subsequent Events,” we voluntarily prepaid $200.0 million of our senior secured term loans on July

29, 2010.

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

Specialty Chemicals

•                  Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. In 2009, results declined on lower volumes in most businesses, partially offset by increased selling prices. In the first six months of 2010, results were up from higher volumes in all markets. Sales are expected to continue to be higher throughout the remainder of 2010 primarily from higher volumes across most markets.

•                  Demand for our lithium carbonate products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand for battery applications, glass ceramics, cement, the aluminum industry and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. In 2009, lower volumes in most applications, particularly in lithium and metal sulfide applications, had a negative impact on results. In the first six months of 2010, results were higher primarily from increased volumes of lithium products and metal sulfide applications. Higher volumes are expected for the remainder of 2010 in lithium applications. Results are expected to be negatively impacted by the highly competitive business environment.

Performance Additives

•                  Generally, a trend towards the increased use of colored concrete products in the construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market has negatively impacted construction sales. North American and European volumes were lower in 2009, and this has not improved through the first six months of 2010. Higher volumes of coatings products had a favorable impact on results in the first six months of 2010.

•                  Demand for our wood protection products, in particular alkaline copper quaternary, or ACQ, is generally driven by both repair and remodeling, as well as new construction. The market position of ACQ was negatively impacted in 2009 by a general slowdown in the construction market, some customer shifts to substitute products and the use of wood substitutes. In the first six months of 2010, volumes of ACQ products increased slightly. However, a continued slowdown in the construction industry and substitute products could have a negative impact on our results in the remainder of 2010.

•                  In the Clay-based Additives business, net sales decreased in 2009 as lower volumes in most applications were partially offset by increased selling prices. In the first six months of 2010, higher volumes in most markets had a favorable impact on results. We expect sales growth throughout the remainder of 2010 primarily from higher volumes in most market segments.

Titanium Dioxide Pigments

•                  Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, printing inks, construction, cosmetics, pharmaceutical, food, paper and plastics industries. Market conditions, including pricing pressure and industry overcapacity, have negatively impacted this industry in the past. Sales decreased in 2009 as lower volumes of fiber anatase applications were partially offset by increased selling prices. Sales of titanium dioxide products in rutile grade applications were up in 2009 due to higher volumes as a result of the venture with Kemira that was completed on September 1, 2008, and higher selling prices. In the first six months of 2010, higher volumes, as well as selling price increases, of both rutile and anatase applications had a favorable impact on results. Our functional additives sales were down in 2009 as lower volumes were partially offset by higher selling prices. In the first six months of 2010, higher volumes, as well as selling price increases of functional additives had a favorable impact on results. We expect sales of rutile, anatase and functional additives applications to continue to be higher throughout the remainder of 2010.

Advanced Ceramics

•                  Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. Sales of our medical device applications increased in 2009 and the first six months of 2010 on higher volumes. We expect sales to be higher throughout the remainder of 2010.

•                  Sales of ceramic products for use in cutting tool applications were lower in 2009. Sales of mechanical systems and applications, electronic applications and multi-functional applications were also down in 2009 from lower volumes, particularly related to the economic downturn in the automotive industry. Sales of all product applications, including cutting tools, mechanical systems and applications, electronic applications and multi-functional applications, were up in the first six months of 2010 on higher volumes. We expect sales for these applications to continue to increase throughout the remainder of 2010.

Specialty Compounds

•                  Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Non-halogen products for wire and cable data communication, military and other applications have expanded business in North America for those applications and created opportunities in Europe. However, as a result of a general downturn in the wire and cable market, volumes of wire and cable products were down in 2009. In the first six months of 2010, higher volumes of wire and cable products had a favorable impact on results. For the remainder of 2010, we expect sales of wire and cable products to be higher.

•                  Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product, but many are also application specific, such as automotive. We are focusing more of our efforts towards increasing high margin specialty products, in particular, thermoplastic elastomers, and less of our efforts in automotive and footwear. Our net sales in consumer/industrial thermoplastic elastomers were lower in 2009. Net sales of regulated packaging were lower in 2009. In the first six months of 2010, sales of consumer/industrial thermoplastic elastomers and regulated packaging increased on higher volumes. We expect sales for these applications to be higher throughout the remainder of 2010.

•                  Raw material prices for polyvinyl chloride (“PVC”) resin and plasticizers, key raw materials used in the production of most products, were down in 2009, but were higher in the first six months of 2010. These raw material prices are expected to be slightly higher throughout the remainder of 2010.

Global Exposure

We operate a geographically diverse business. Of our 2009 net sales, 52% were shipments to Europe, 27% to North America (predominantly the United States) and 21% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 3, “Segment Information” in our 2009 Form 10-K.

We estimate that we sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 88 manufacturing facilities in 24 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. For the three and six months ended June 30, 2010, the average exchange rate of the Euro against the U.S. dollar was lower compared to the same period in 2009. As a result, our net sales, gross profit and operating income were negatively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

Raw Materials

Raw materials constituted approximately 47% of our 2009 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2009.  In 2009 and the first six months of 2010, lower raw material costs had a favorable impact on our results of operations. However, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers. See details of our ten most significant raw materials (in terms of dollars) in Item 1, “Business — Raw Materials” in our 2009 Form 10-K.

Energy Costs

In 2009, energy purchases represented approximately 8% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Overall energy costs in the Company in 2009 and in the first six months of 2010 were lower in a number of our businesses, particularly in North America.

Income Taxes

We recorded an income tax provision of $15.2 million in the second quarter of 2010 on income from continuing operations before taxes of $70.0 million. The income tax provision in the second quarter of 2010 was favorably impacted by domestic income that was not tax effected due to the utilization of net operating losses for which the Company provided a valuation allowance and the favorable settlement of certain tax positions.

In the second quarter of 2010, the worldwide valuation allowance decreased by $7.8 million. This was primarily due to $5.3 million of domestic gains in other comprehensive income as well as $2.5 million related to increased taxable income. Of the $7.8 million decrease in the valuation allowance, $3.9 million impacted the tax provision.

Special Charges and Credits

During the periods presented, we incurred certain special charges that included systems/organization establishment expenses, restructuring and other severance costs and foreign exchange gains and losses. See “Items excluded from Adjusted EBITDA” section in Note 4, “Segment Information,” for a discussion of special charges and credits recorded in the three and six months ended June 30, 2010 and 2009.

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

For presentation purposes within this report, we use the computation set forth in our senior secured credit agreement as a basis which reflects management’s interpretations thereof. Management has determined that stock-based compensation costs, which are non-cash charges, will not be an adjustment in calculating Adjusted EBITDA as these costs will be a recurring cost to the Company. These costs are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Specifically, the calculation of Adjusted EBITDA according to the indenture underlying our 2014 Notes and the facility agreement governing our Titanium Dioxide Pigments venture excludes certain adjustments prescribed within our senior secured credit agreement. Given that borrowings under our senior secured credit agreement are secured by most of our assets and given that the calculation does not materially differ from the calculation of Adjusted EBITDA for performance measurement purposes, we believe this is the most appropriate computation of Adjusted EBITDA to present.

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

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation from net income is set forth in—Reconciliation of Net Income Attributable to Rockwood Holdings, Inc. to Adjusted EBITDA for the three and six months ended June 30, 2010 and 2009), including as a percentage of net sales, for the periods presented. See Note 4, “Segment Information,” for segment information and a reconciliation to income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Statement of operations data:
Net sales:
Specialty Chemicals	$287.3	$236.2	$576.9	$461.5
Performance Additives	199.4	180.1	376.6	335.4
Titanium Dioxide Pigments	190.3	164.3	371.4	303.3
Advanced Ceramics	129.6	97.1	254.3	185.0
Specialty Compounds	66.2	51.6	126.0	102.7
Corporate and other	1.7	1.1	3.2	2.5
Total net sales	874.5	730.4	1,708.4	1,390.4

Gross profit	281.5	203.2	548.2	385.3
	32.2%	27.8%	32.1%	27.7%
Selling, general and administrative expenses	173.5	151.0	342.8	296.1
	19.8%	20.7%	20.1%	21.3%
Restructuring and other severance costs	1.2	4.0	3.4	11.8
Loss on sale of assets and other	0.1	—	0.1	0.1
Operating income (loss):
Specialty Chemicals	54.3	37.0	109.4	66.2
	18.9%	15.7%	19.0%	14.3%
Performance Additives	21.8	4.4	34.1	6.2
	10.9%	2.4%	9.1%	1.8%
Titanium Dioxide Pigments	13.5	0.4	26.3	2.8
	7.1%	0.2%	7.1%	0.9%
Advanced Ceramics	28.6	11.6	52.9	14.2
	22.1%	11.9%	20.8%	7.7%
Specialty Compounds	8.1	6.2	15.1	11.3
	12.2%	12.0%	12.0%	11.0%
Corporate and other	(19.6)	(11.4)	(35.9)	(23.4)
Total operating income	106.7	48.2	201.9	77.3
Other expenses, net:
Interest expense, net	(36.3)	(28.5)	(78.1)	(77.8)
Loss on early extinguishment of debt	—	(27.9)	—	(25.7)
Foreign exchange (loss) gain, net	(0.4)	16.5	(0.1)	10.9
Other, net	—	0.3	0.5	0.4
Other expenses, net	(36.7)	(39.6)	(77.7)	(92.2)
Income (loss) from continuing operations before taxes	70.0	8.6	124.2	(14.9)
Income tax provision (benefit)	15.2	10.6	32.7	(6.1)
Income (loss) from continuing operations	54.8	(2.0)	91.5	(8.8)
Income from discontinued operations, net of tax	—	1.1	—	3.4
Net income (loss)	54.8	(0.9)	91.5	(5.4)
Net (income) loss attributable to the noncontrolling interest	(2.4)	2.6	(2.2)	5.6
Net income attributable to Rockwood Specialties Group, Inc.	$52.4	$1.7	$89.3	$0.2

Adjusted EBITDA:
Specialty Chemicals	$73.4	$57.5	$147.2	$107.8
	25.5%	24.3%	25.5%	23.4%
Performance Additives	37.0	22.3	66.5	42.9
	18.6%	12.4%	17.7%	12.8%
Titanium Dioxide Pigments	29.6	19.5	60.3	41.0
	15.6%	11.9%	16.2%	13.5%
Advanced Ceramics	40.6	26.1	77.6	43.9
	31.3%	26.9%	30.5%	23.7%
Specialty Compounds	10.1	8.9	19.2	16.7
	15.3%	17.2%	15.2%	16.3%
Corporate and other	(18.5)	(9.0)	(33.6)	(17.8)
Total Adjusted EBITDA	$172.2	$125.3	$337.2	$234.5

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three months ended June 30, 2010 versus 2009				Change: Six months ended June 30, 2010 versus 2009
			Constant	Constant			Constant	Constant
		%	Currency	Currency		%	Currency	Currency
($ in millions)	Total	Change	Effect (a)	Basis	Total	Change	Effect (a)	Basis
Statement of operations data:
Net sales:
Specialty Chemicals	$51.1	21.6%	$(5.8)	$56.9	$115.4	25.0%	$11.5	$103.9
Performance Additives	19.3	10.7	(4.3)	23.6	41.2	12.3	1.0	40.2
Titanium Dioxide Pigments	26.0	15.8	(13.3)	39.3	68.1	22.5	(3.1)	71.2
Advanced Ceramics	32.5	33.5	(7.3)	39.8	69.3	37.5	(0.7)	70.0
Specialty Compounds	14.6	28.3	(0.6)	15.2	23.3	22.7	1.7	21.6
Corporate and other	0.6	54.5	(0.1)	0.7	0.7	28.0	—	0.7
Total net sales	144.1	19.7	(31.4)	175.5	318.0	22.9	10.4	307.6

Gross profit	78.3	38.5	(9.8)	88.1	162.9	42.3	4.1	158.8
Selling, general and administrative expenses	22.5	14.9	(5.2)	27.7	46.7	15.8	3.4	43.3
Restructuring and other severance costs	(2.8)			(2.8)	(8.4)			(8.4)
Loss on sale of assets and other	0.1			0.1	—			—
Total operating expenses	19.8	12.8	(5.2)	25.0	38.3	12.4	3.4	34.9
Operating income (loss):
Specialty Chemicals	17.3	46.8	(1.1)	18.4	43.2	65.3	1.6	41.6
Performance Additives	17.4	395.5	(0.7)	18.1	27.9	450.0	(0.2)	28.1
Titanium Dioxide Pigments	13.1	3,275.0	(1.3)	14.4	23.5	839.3	(0.6)	24.1
Advanced Ceramics	17.0	146.6	(1.7)	18.7	38.7	272.5	(0.3)	39.0
Specialty Compounds	1.9	30.6	—	1.9	3.8	33.6	0.2	3.6
Corporate and other	(8.2)	(71.9)	0.2	(8.4)	(12.5)	(53.4)	—	(12.5)
Total	58.5	121.4	(4.6)	63.1	124.6	161.2	0.7	123.9
Other expenses, net:
Interest expense, net	(7.8)	27.4	1.1	(8.9)	(0.3)	0.4	0.1	(0.4)
Loss on early extinguishment of debt	27.9				25.7
Foreign exchange (loss) gain, net	(16.9)				(11.0)
Other, net	(0.3)				0.1
Other expenses, net	2.9				14.5
Income (loss) from continuing operations before taxes
Specialty Chemicals	25.3				51.9
Performance Additives	19.4				29.4
Titanium Dioxide Pigments	14.4				30.0
Advanced Ceramics	23.6				47.1
Specialty Compounds	2.4				4.1
Corporate and other	(23.7)				(23.4)
Total	61.4				139.1
Income tax provision (benefit)	4.6				38.8
Income (loss) from continuing operations	56.8				100.3
Income from discontinued operations, net of tax	(1.1)				(3.4)
Net income	55.7				96.9
Net (income) loss attributable to the noncontrolling interest	(5.0)				(7.8)
Net income attributable to Rockwood Specialties Group, Inc.	$50.7				$89.1
Adjusted EBITDA:
Specialty Chemicals	$15.9	27.7%	$(1.7)	$17.6	$39.4	36.5%	$1.9	$37.5
Performance Additives	14.7	65.9	(1.0)	15.7	23.6	55.0	(0.2)	23.8
Titanium Dioxide Pigments	10.1	51.8	(2.4)	12.5	19.3	47.1	(0.7)	20.0
Advanced Ceramics	14.5	55.6	(2.4)	16.9	33.7	76.8	(0.2)	33.9
Specialty Compounds	1.2	13.5	—	1.2	2.5	15.0	0.3	2.2
Corporate and other	(9.5)	(105.6)	0.2	(9.7)	(15.8)	(88.8)	—	(15.8)
Total Adjusted EBITDA	$46.9	37.4%	$(7.3)	$54.2	$102.7	43.8%	$1.1	$101.6

(a)               The constant currency effect is the translation impact calculated based on the change in the applicable rate, primarily the Euro, to the U.S. dollar exchange rate for the applicable period.

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Overview

Net sales increased $144.1 million in the second quarter of 2010 compared with the same period in the prior year primarily due to higher volumes, partially offset by the negative impact of currency changes of $31.4 million. See further discussion by segment below.

Operating income and Adjusted EBITDA increased in the second quarter of 2010 compared with the same period in the prior year primarily due to higher sales volumes. This was partially offset by lower production volumes due to scheduled maintenance work, higher incentive-compensation related costs and the negative impact of currency changes.

Net income from continuing operations increased $56.8 million compared with the same period in the prior year primarily due to the reasons noted above, a loss on early extinguishment of debt of $27.9 million recorded in the second quarter of 2009 and a lower effective tax rate in the second quarter of 2010. This was partially offset by decreased foreign exchange gains on financing activities and higher interest expense recorded in the second quarter of 2010 primarily due to a decrease in mark-to-market gains on our interest rate hedging instruments.

Income from discontinued operations, net of tax was $1.1 million in the second quarter of 2009 and was primarily due to the reversal of certain reserves in connection with the sale of the Electronics business in December 2007.

Net income attributable to noncontrolling interest of $2.4 million in the second quarter of 2010 was primarily related to higher volumes in the Titanium Dioxide Pigments venture in the second quarter of 2010. Net loss attributable to noncontrolling interest of $2.6 million in the second quarter of 2009 was primarily related to losses recorded in our Viance and Titanium Dioxide Pigment’s ventures.

Net income attributable to Rockwood Specialties Group, Inc. increased $50.7 million in the second quarter of 2010 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.  Net sales increased $51.1 million over the prior year primarily due to higher volumes, partially offset by the negative impact of currency changes of $5.8 million. In the Fine Chemicals business, higher volumes of lithium products and metal sulfide applications were partially offset by lower selling prices of potash and lithium carbonate. Net sales in the Surface Treatment business were higher on increased volumes in all markets, particularly in automotive, general industrial and coil/cold forming applications.

Performance Additives.  Net sales increased $19.3 million over the prior year primarily due to higher volumes of coatings and inks and oilfield applications in our Clay-based Additives business and higher volumes of specialty and coatings products in our Color Pigments and Services business. This was partially offset by the negative impact of currency changes of $4.3 million.

Titanium Dioxide Pigments.  Net sales increased $26.0 million over the prior year primarily from higher volumes in all applications, as well as higher selling prices. This was partially offset by the negative impact of currency changes of $13.3 million.

Advanced Ceramics.  Net sales increased $32.5 million over the prior year primarily from higher volumes in all applications, including medical, automotive, electronic and other industrial applications.  This was partially offset by the negative impact of currency changes of $7.3 million.

Specialty Compounds.  Net sales increased $14.6 million over the prior year primarily due to higher volumes in most applications, primarily in wire and cable.

Gross profit

Gross profit increased $78.3 million over the prior year primarily due to the volume increases noted above. This was partially offset by the negative impact of currency changes of $9.8 million and lower production volumes due to scheduled maintenance work. Gross profit as a percentage of net sales were 32.2% and 27.8% in the second quarter of 2010 and 2009, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses, (“SG&A”) increased $22.5 million over the prior year primarily due to the impact of the higher volumes noted above and higher incentive compensation-related costs. This was partially offset by the impact of currency changes of $5.2 million. In addition, SG&A expenses in the second quarter of 2009 included the reversal of certain long-term incentive compensation program accruals of $1.4 million for which related targets were no longer expected to be achieved. However, SG&A expenses as a percentage of net sales decreased to 19.8% in the second quarter of 2010 compared to 20.7% in the second quarter of 2009.

Restructuring and other severance costs

We recorded restructuring and other severance costs of $1.2 million and $4.0 million in the three months ended June 30, 2010 and 2009, respectively, for miscellaneous restructuring activities, including headcount reductions, asset write-offs and facility closures. See Note 13, “Restructuring and Other Severance Costs,” for further details.

Operating income

Specialty Chemicals.  Operating income increased $17.3 million over the prior year primarily due to the higher volumes discussed above and lower raw material costs in our Surface Treatment business, particularly for phosphoric acid. This increase was partially offset by lower selling prices, particularly for potash and lithium carbonate in our Fine Chemicals business, and the negative impact of currency changes of $1.1 million.

Performance Additives. Operating income increased $17.4 million over the prior year primarily due to the higher volumes noted above, lower depreciation and amortization costs of $1.2 million and lower restructuring and other severance costs of $1.1 million.

Titanium Dioxide Pigments.  Operating income increased $13.1 million over the prior year primarily due to the higher volumes noted above and lower depreciation and amortization costs of $2.7 million. This was partially offset by lower production volumes due to scheduled maintenance work and the negative impact of currency changes of $1.3 million.

Advanced Ceramics.  Operating income increased $17.0 million over the prior year primarily due to the higher volumes noted, lower restructuring and other severance costs of $1.6 million and lower depreciation and amortization costs of $0.9 million. This was partially offset by the negative impact of currency changes of $1.7 million.

Specialty Compounds.  Operating income increased $1.9 million over the prior year primarily due to the higher volumes noted above and lower depreciation and amortization costs of $0.6 million. This was partially offset by higher raw material costs, primarily PVC resin and plasticizer costs.

Corporate and other.  Operating loss increased $8.2 million primarily due to higher incentive compensation-related costs. Corporate compensation-related costs in the second quarter of 2009 include the reversal of certain long-term incentive compensation accruals of $1.4 million related to performance targets that were no longer expected to be achieved.

Other income (expenses)

Interest expense, net.  Interest expense, net increased $7.8 million in the second quarter of 2010 compared to the same period in the prior year. The second quarter of 2010 and 2009 included non-cash gains of $5.6 million and $12.2 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these gains, interest expense, net increased $1.2 million primarily due to higher interest rates related to the amendment of our senior secured credit facility in June 2009, partially offset by the termination of interest rate swaps in November 2009 and debt repayments.

Loss on early extinguishment of debt. In the second quarter of 2009, we recorded a loss on early extinguishment of debt of $27.9 million primarily related to the amendment of our senior secured credit facility on June 15, 2009. This included the write-off of $19.5 million of deferred financing costs and $11.1 million of lender fees that were expensed. This was partially offset by a discount of $2.7 million related to the repurchase of $137.7 million in aggregate principal amount of our Euro-denominated 2014 Notes.

Foreign exchange, net. In the second quarter of 2009, we had foreign exchange gains of $16.5 million primarily due to the impact of the stronger pound sterling as of June 30, 2009 versus March 31, 2009 in connection with non-operating Euro-denominated transactions.

Provision for income taxes

We recorded an income tax provision of $15.2 million in the second quarter of 2010 on income from continuing operations before taxes of $70.0 million. The income tax provision in the second quarter of 2010 was favorably impacted by domestic income that was not tax effected due to the utilization of net operating losses for which the Company had provided a valuation allowance and the favorable settlement of certain tax positions.

We recorded an income tax provision of $10.6 million in the second quarter of 2009 on income from continuing operations before taxes of $8.6 million. The income tax benefit in the second quarter of 2009 was positively impacted by $2.0 million of nonrecurring items primarily related to foreign taxes and negatively impacted by $6.6 million of domestic tax costs allocated from other comprehensive income and the domestic valuation allowance.

Income (loss) from continuing operations

Income from continuing operations for the second quarter of 2010 was $54.8 million as compared to a loss from continuing operations of $2.0 million for the second quarter of 2009 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax was $1.1 million in the second quarter of 2009 and was primarily due to the reversal of certain reserves in connection with the sale of the Electronics business in December 2007.

Net (income) loss attributable to noncontrolling interest

Net income attributable to noncontrolling interest of $2.4 million in the second quarter of 2010 was primarily related to higher volumes in the Titanium Dioxide Pigments venture in the second quarter of 2010. Net loss attributable to noncontrolling interest of $2.6 million in the second quarter of 2009 was primarily related to losses recorded in our Viance and Titanium Dioxide Pigment’s ventures.

Net income (loss) attributable to Rockwood Specialties Group, Inc.

Net income attributable to Rockwood Specialties Group, Inc. for the second quarter of 2010 was $52.4 million as compared to net income attributable to Rockwood Specialties Group, Inc. of $1.7 million for the same period in the prior year for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.  Adjusted EBITDA increased $15.9 million over the prior year primarily due to the higher volumes discussed above and lower raw material costs in our Surface Treatment business, particularly for phosphoric acid. This increase was partially offset by lower selling prices, particularly for potash and lithium carbonate in our Fine Chemicals business, and the negative impact of currency changes of $1.7 million.

Performance Additives. Adjusted EBITDA increased $14.7 million over the prior year primarily due to the higher volumes noted above.

Titanium Dioxide Pigments.  Adjusted EBITDA increased $10.1 million over the prior year primarily due to the higher volumes noted above. This was partially offset by lower production volumes due to scheduled maintenance work and the negative impact of currency changes of $2.4 million.

Advanced Ceramics.  Adjusted EBITDA increased $14.5 million over the prior year primarily due to the higher volumes noted. This was partially offset by the negative impact of currency changes of $2.4 million.

Specialty Compounds.  Adjusted EBITDA increased $1.2 million over the prior year primarily due to the higher volumes noted above.  This was partially offset by higher raw material costs, primarily PVC resin and plasticizer costs.

Corporate and other.  Adjusted EBITDA loss increased $9.5 million primarily due to higher incentive compensation-related costs. Corporate compensation-related costs in the second quarter of 2009 include the reversal of certain long-term incentive compensation accruals of $1.4 million related to performance targets that were no longer expected to be achieved.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Overview

Net sales increased $318.0 million in the six months ended June 30, 2010 compared with the same period in the prior year primarily due to higher volumes and the positive impact of currency changes of $10.4 million, partially offset by decreased selling prices. See further discussion by segment below.

Operating income and Adjusted EBITDA increased in the six months ended June 30, 2010 compared with the same period in the prior year primarily due to higher sales volumes, lower raw material costs and the positive impact of currency changes. This was partially offset by lower selling prices and higher incentive-compensation related costs.

Net income from continuing operations increased $100.3 million compared with the same period in the prior year primarily due to the reasons noted above and a loss on early extinguishment of debt of $25.7 million recorded in the six months ended June 30, 2009. This was partially offset by decreased foreign exchange gains on financing activities.

Income from discontinued operations, net of tax was $3.4 million in the six months ended June 30, 2009 and was primarily due to the favorable resolution of a claim against the Company’s former Groupe Novasep business and the reversal of certain reserves in connection with the sale of the Electronics business in December 2007.

Net income attributable to noncontrolling interest of $2.2 million in the six months ended June 30, 2010 was primarily related to higher volumes in the Titanium Dioxide Pigments venture in the second quarter of 2010, partially offset by losses recorded in our Viance venture. Net loss attributable to noncontrolling interest of $5.6 million in the six months ended June 30, 2009 was due to losses recorded in our Viance and Titanium Dioxide Pigment’s ventures.

Net income attributable to Rockwood Specialties Group, Inc. increased $89.1 million in the six months ended June 30, 2010 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.  Net sales increased $115.4 million over the prior year primarily due to higher volumes and the positive impact of currency changes of $11.5 million. In the Fine Chemicals business, higher volumes of lithium products and metal sulfide applications were partially offset by lower selling prices of potash and lithium carbonate. Net sales in the Surface Treatment business were higher on increased volumes in all markets, particularly in automotive, coil/cold forming and general industrial applications.

Performance Additives.  Net sales increased $41.2 million over the prior year primarily due to higher volumes of coatings and inks and oilfield applications in our Clay-based Additives business and higher volumes primarily related to coatings applications in our Color Pigments and Services business.

Titanium Dioxide Pigments.  Net sales increased $68.1 million over the prior year primarily from higher volumes in all applications, as well as higher selling prices. This was partially offset by the negative impact of currency changes of $3.1 million.

Advanced Ceramics.  Net sales increased $69.3 million over the prior year primarily from higher volumes in all applications, particularly medical, electronics and mechanical systems and applications. This was partially offset by lower selling prices.

Specialty Compounds.  Net sales increased $23.3 million over the prior year primarily due to higher volumes in most applications, particularly in wire and cable and consumer/industrial applications, and the positive impact of currency changes of $1.7 million.

Gross profit

Gross profit increased $162.9 million over the prior year primarily due to the volume increases noted above, lower raw material costs and the positive impact of currency changes of $4.1 million.  Gross profit as a percentage of net sales were 32.1% and 27.7% in the six months ended June 30, 2010 and 2009, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $46.7 million over the prior year primarily due to the impact of the higher volumes noted above, higher incentive compensation-related costs and the impact of currency changes of $3.4 million. In addition, SG&A expenses in the six months ended June 30, 2009 include the reversal of discretionary profit-sharing plan accruals of $2.6 million and the reversal of certain long-term incentive compensation program accruals of $2.7 million for which related targets were no longer expected to be achieved. However, SG&A expenses as a percentage of net sales decreased to 20.1% in the six months ended June 30, 2010 from 21.3% in the same period in the prior year.

Restructuring and other severance costs

We recorded restructuring and other severance costs of $3.4 million in the six months ended June 30, 2010 for miscellaneous restructuring activities, including headcount reductions, asset write-offs and facility closures. For the six months ended June 30, 2009, we recorded restructuring and other severance costs of $11.8 million primarily related to headcount reductions as part of our global cost initiatives. See Note 13, “Restructuring and Other Severance Costs,” for further details.

Operating income

Specialty Chemicals.  Operating income increased $43.2 million over the prior year primarily due to the higher volumes discussed above, lower raw material costs in our Surface Treatment business, particularly for phosphoric acid, and lower restructuring and other severance costs of $1.5 million. This increase was partially offset by lower selling prices, particularly for potash and lithium carbonate in our Fine Chemicals business.

Performance Additives. Operating income increased $27.9 million over the prior year primarily due to the higher volumes noted above, lower restructuring and other severance costs of $2.0 million and lower depreciation and amortization costs of $1.6 million. This increase was partially offset by higher raw material costs, primarily for quarternary amine (“quat”) in our Clay-based Additives business.

Titanium Dioxide Pigments.  Operating income increased $23.5 million over the prior year primarily due to the higher volumes noted above, lower depreciation and amortization costs of $2.9 million and lower systems/organization establishment expenses of $1.1 million related to the formation of the venture completed in September 2008. This was partially offset by lower production volumes due to scheduled maintenance work. In addition, operating income in the six months ended June 30, 2009 included the termination of a long-term incentive plan of $2.6 million and the receipt of a vendor rebate related to prior years of $1.7 million.

Advanced Ceramics.  Operating income increased $38.7 million over the prior year primarily due to the higher volumes noted above and decreased restructuring and other severance costs of $4.7 million. This increase was partially offset by lower selling prices.

Specialty Compounds.  Operating income increased $3.8 million over the prior year primarily due to the higher volumes noted above and lower depreciation and amortization costs of $1.2 million. This was partially offset by higher raw material costs, primarily PVC resin and plasticizer costs.

Corporate and other.  Operating loss increased $12.5 million primarily due to higher incentive compensation-related costs. Corporate compensation-related costs in the six months ended June 30, 2009 included the reversal of certain long-term incentive compensation accruals of $2.7 million related to performance targets that were no longer expected to be achieved.

Other income (expenses)

Interest expense, net.  Interest expense, net increased $0.3 million in the six months ended June 30, 2010 compared to the same period in the prior year. The six months ended June 30, 2010 and 2009 included non-cash gains of $7.7 million and $2.6 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these gains, interest expense, net increased $5.4 million primarily due to higher interest rates related to the amendment of our senior secured credit facility in June 2009, partially offset by the termination of interest rate swaps in November 2009 and debt repayments.

Loss on early extinguishment of debt. For the six months ended June 30, 2009, we recorded a loss on early extinguishment of debt of $25.7 million primarily related to the write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $11.1 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes.

Foreign exchange, net.  For the six months ended June 30, 2009, foreign exchange gains of $10.9 million were reported primarily due to the impact of the stronger pound sterling as of June 30, 2009 versus December 31, 2008, in connection with non-operating Euro-denominated transactions.

Provision for income taxes

We recorded an income tax provision of $32.7 million in the six months ended June 30, 2010 on income from continuing operations before taxes of $124.2 million. The income tax provision was favorably impacted by domestic income that was not tax effected due to a valuation allowance and the favorable settlement of certain tax positions. As a result of these benefits and geographic earnings mix, the effective tax rate was 26.3% for the period.

For the six months ended June 30, 2009, the effective tax rate was 40.9% and an income tax benefit of $6.1 million was recorded. The effective income tax rate compared to the federal statutory rate primarily relates to a nonrecurring tax benefit related to functional currency changes offset by the domestic valuation allowance.

Income (loss) from continuing operations

Income from continuing operations for the six months ended June 30, 2010 was $91.5 million as compared to a loss from continuing operations of $8.8 million for the six months ended June 30, 2009 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax was $3.4 million in the six months ended June 30, 2009 and was primarily due to the favorable resolution of a claim against the Company’s former Groupe Novasep business and the reversal of certain reserves in connection with the sale of the Electronics business in December 2007.

Net (income) loss attributable to noncontrolling interest

Net income attributable to noncontrolling interest of $2.2 million in the six months ended June 30, 2010 was primarily related to higher volumes in the Titanium Dioxide Pigments venture in the six months ended June 30, 2010, partially offset by losses recorded in our Viance venture. Net loss attributable to noncontrolling interest of $5.6 million in the six months ended June 30, 2009 was due to losses recorded in our Viance and Titanium Dioxide Pigment’s ventures.

Net income (loss) attributable to Rockwood Specialties Group, Inc.

Net income attributable to Rockwood Specialties Group, Inc. for the six months ended June 30, 2010 and 2009 was $89.3 million and $0.2 million, respectively, for the reasons described above.

Adjusted EBITDA

Specialty Chemicals. Adjusted EBITDA increased $39.4 million over the prior year primarily due to the higher volumes discussed above, lower raw material costs in our Surface Treatment business, particularly for phosphoric acid, and the positive impact of currency changes of $1.9 million. This increase was partially offset by lower selling prices, particularly for potash and lithium carbonate, in our Fine Chemicals business

Performance Additives. Adjusted EBITDA increased $23.6 million over the prior year primarily due to the higher volumes noted above. This increase was partially offset by higher raw material costs, primarily for quat in our Clay-based Additives business.

Titanium Dioxide Pigments.  Adjusted EBITDA increased $19.3 million over the prior year primarily due to the higher sales volumes noted above. This was partially offset by lower production volumes due to scheduled maintenance work. In addition, operating income in the six months ended June 30, 2009 included the termination of a long-term incentive plan of $2.6 million and the receipt of a vendor rebate related to prior years of $1.7 million.

Advanced Ceramics.  Adjusted EBITDA increased $33.7 million over the prior year primarily due to the higher volumes noted above. This increase was partially offset by lower selling prices.

Specialty Compounds.  Adjusted EBITDA increased $2.5 million over the prior year primarily due to the higher volumes noted above. This was partially offset by higher raw material costs, primarily PVC resin and plasticizer costs.

Corporate and other.  Adjusted EBITDA increased $15.8 million primarily due to higher incentive compensation-related costs. Corporate compensation-related costs in the six months ended June 30, 2009 included the reversal of certain long-term incentive compensation accruals of $2.7 million related to performance targets that were no longer expected to be achieved.

Reconciliation of Net Income Attributable to Rockwood Specialties Group, Inc. to Adjusted EBITDA

Because we view Adjusted EBITDA on both a consolidated basis and a segment basis as an operating performance measure, we use net income as the most comparable U.S. GAAP measure on a consolidated basis. The following table, which sets forth the applicable components of Adjusted EBITDA, presents a reconciliation of net income attributable to Rockwood Specialties Group, Inc. to Adjusted EBITDA on a consolidated basis:

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Net income attributable to Rockwood Specialties Group, Inc.	$52.4	$1.7	$89.3	$0.2
Net income (loss) attributable to noncontrolling interest	2.4	(2.6)	2.2	(5.6)
Net income (loss)	54.8	(0.9)	91.5	(5.4)
Income tax provision (benefit)	15.2	10.6	32.7	(6.1)
Income from discontinued operations, net of tax	—	(1.1)	—	(3.4)
Income (loss) from continuing operations before taxes	70.0	8.6	124.2	(14.9)
Interest expense, net (a)	36.3	28.5	78.1	77.8
Depreciation and amortization	63.0	68.9	129.9	137.0
Restructuring and other severance costs	1.2	4.0	3.4	11.8
Systems/organization establishment expenses	0.5	1.0	1.4	3.1
Acquisition and disposal costs	0.4	—	0.6	—
Loss on early extinguishment of debt	—	27.9	—	25.7
Loss on sale of assets and other	0.1	—	0.1	0.1
Foreign exchange loss (gain), net	0.4	(16.5)	0.1	(10.9)
Other	0.3	2.9	(0.6)	4.8
Total Adjusted EBITDA	$172.2	$125.3	$337.2	$234.5

(a)               Includes gains of $5.6 million and $12.2 million for the three months ended June 30, 2010 and 2009, respectively, and gains of $7.7 million and $2.6 million for the six months ended June 30, 2010 and 2009, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Net cash provided by operating activities was $176.5 million and $130.6 million for the six months ended June 30, 2010 and 2009, respectively. Net cash from operating activities increased primarily due to higher net income, partially offset by the higher use of operating cash from working capital changes.

Investing Activities.  Net cash used in investing activities decreased to $71.0 million for the six months ended June 30, 2010 from $76.4 million for the six months ended June 30, 2009 primarily due to lower capital expenditures.

Financing Activities.  Net cash used in financing activities was $42.2 million and $311.3 million for the six months ended June 30, 2010 and 2009, respectively, and included scheduled payments for long-term debt and revolver payments. In the six months ended June 30, 2009, we used $146.8 million of cash to prepay, at a discount, $153.2 million in aggregate principal amount of our Euro-denominated senior subordinated notes due in 2014, $102.3 million to prepay our senior secured term loans, and $22.0 million related to the amendment of the senior secured credit facility in June 2009.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. Our debt service requirements in future years are significant. We believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowings available under our revolving credit facility will be adequate sources of liquidity. However, an economic downturn or recession may have a material adverse impact on our results of operations, cash flows from operations and our liquidity. See Item 1, “Business,” and Item 1A, “Risk Factors” in our 2009 Form 10-K.

In addition, our liquidity may be negatively impacted due to funding obligations related to certain pension plans. We have several pension plans located in Germany, Finland, the United Kingdom and the United States, which were adversely impacted by market conditions in late 2008 and early 2009. Although recent investment performance of assets in pension plans covering our employees in these countries has reduced the amount of any immediate funding obligations and we have entered into long-term funding arrangements for pension plans located in Germany and the U.K., we may have to make a significant one-time payment and/or enter into a long-term funding arrangement for the Finnish Plan. However, our funding obligations could change significantly based on the investment performance of the pension plan assets and changes in actuarial assumptions for local statutory funding valuations. Any deterioration of the capital markets or returns available in such markets may adversely impact our pension plan assets and increase our funding obligations for one or more of these plans and adversely impact our liquidity. We cannot predict the impact of this or any further market disruption on our pension funding obligations.

As of June 30, 2010, we had actual total indebtedness of $2,309.6 million. Our $250.0 million revolving credit facility under our senior secured credit facility provided for additional borrowings of up to $224.9 million as of June 30, 2010. There were no outstanding borrowings under this revolving credit facility as of June 30, 2010, although we had outstanding letters of credit of $25.1 million that reduced our availability under the senior secured credit facility. In July 2010, the availability under the revolving credit facility was reduced to $180.0 million (excluding outstanding letters of credit). The €30.0 million ($36.7 million) revolving credit facility under the Titanium Dioxide Pigments venture facility provided for additional borrowings of up to €12.9 million ($15.8 million) as of June 30, 2010 after an outstanding bank guarantee of €17.1 million ($20.9 million) related to a defined benefit pension obligation reduced availability under this facility.

As of June 30, 2010, we had cash and cash equivalents of $363.6 million. We may use available cash to reduce our term debt or repurchase additional 2014 Notes at any time, subject to certain limitations contained in our senior secured credit facility. As discussed in Note 16, “Subsequent Events,” we voluntarily prepaid $200.0 million of our senior secured term loans on July 29, 2010. This includes $22.5 million of our tranche E term loans, €5.0 million ($6.5 million using the exchange rate in effect at the time of the transaction) of our tranche G terms loans, $151.5 million of our tranche H term loans, and €15.0 million ($19.5 million using the exchange rate in effect at the time of the transaction) of our tranche I term loans. These amounts have been classified as “long-term debt, current portion” as of June 30, 2010 in the Condensed Consolidated Balance Sheet. This prepayment was funded with available cash and cash equivalents.

Senior secured credit facilities. As of June 30, 2010 the senior secured credit facilities, as amended, consisted of:

•                  tranche A-1 term loans in an aggregate principal amount of €3.8 million ($4.6 million) and tranche A-2 term loans in an aggregate principal amount of €32.8 million ($40.2 million), each maturing on July 30, 2011 and bearing interest at a Euribor floor of 2.00% plus 3.00% (Euribor is the Euro inter-bank offered rate);

•                  tranche E term loans in an aggregate principal amount of $138.7 million, maturing on July 30, 2012 and bearing interest at a Libor floor of 2.00% plus 2.50% (Libor is the London inter-bank offered rate);

•                  tranche G term loans in an aggregate principal amount of €64.8 million ($79.3 million) maturing on July 30, 2012 and bearing interest at a Euribor floor of 2.00% plus 2.75%;

•                  tranche H term loan in an aggregate principal amount of $932.5 million maturing on May 15, 2014 and bearing interest at a Libor floor of 2.00% plus 4.00%;

•                  tranche I term loan in an aggregate principal amount of €193.7 million ($237.0 million) maturing on May 15, 2014 and bearing interest at a Euribor floor of 2.00% plus 4.25%; and

•                  a revolving credit facility in an aggregate principal amount of $250.0 million, of which $70.0 million matured on July 30, 2010 bearing interest at the Company’s option of either (i) Libor (subject to Libor floor of 2.00%) plus 3.00% or (ii) ABR plus 1.75%, and of which $180.0 million matures on July 30, 2012 bearing interest at the Company’s option of either (i) Libor (subject to Libor floor of 2.00%) plus 4.50% or (ii) ABR plus 3.25%.

ABR is the alternate base rate, which is the greater of (a) Credit Suisse’s Prime Rate, (b) the Federal Funds Effective Rate plus 0.50% or (c) the Eurodollar Rate for a one-month interest period plus 1.00%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the amended principal amount. Tranches E, G, H and I are payable in January and July of each year at amounts equal to 0.50% of the amended principal amount as of June 30, 2010, with the remainder due at the final maturity date.

The Company’s borrowings and the borrowings of our wholly-owned subsidiary Rockwood Specialties Limited under the senior secured credit facilities are guaranteed and secured by certain assets and pledges of capital stock.

The senior secured credit agreement, as amended, provides for a Libor (Euribor for Euro-denominated tranches) floor of 2.00% subject to pricing based on Libor or Euribor with the following applicable margins above Libor or Euribor: applicable margins for Tranches A-1 and A-2 of 3.00%; Tranche E of 2.75%; Tranche G of 3.00%; Tranche H of 4.25%; and Tranche I of 4.50%, in each case per annum, each with a 0.25% reduction for achieving a designated credit rating, with the exception of Tranches A-1 and A-2. As of June 30, 2010, the Company continued to qualify for the 0.25% interest rate reduction as the designated credit ratings were achieved.

The Company may elect interest periods of one, two, three or six months (or in the case of revolving credit loans, nine or twelve months, to the extent available from all lenders under the revolving credit facility) for Libor and Euribor borrowings. Interest is payable quarterly in the case of ABR loans and at the end of each interest period and, in any event, at least every three months, in the case of Libor and Euribor borrowings. The senior secured credit facilities require payment of customary commitment, letter of credit and other fees.

The senior secured credit agreement also contains the following financial covenants that are determined based on our Adjusted EBITDA (including certain adjustments for acquisitions and related synergies), which reflects management’s interpretations thereof:

•                  a leverage ratio: for the twelve-month period ended June 30, 2010, net senior secured debt (senior secured debt plus capital lease obligations, minus cash up to a maximum of $100.0 million) to Adjusted EBITDA must be less than 4.25 to 1; for such period, our ratio equaled 2.79 to 1; and

•                  an interest coverage ratio: for the twelve-month period ended June 30, 2010, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate and cross-currency interest rate derivatives) must be at least 2.00 to 1; for such period, our ratio equaled 3.55 to 1.

The senior secured credit agreement, as amended, replaced the total debt to consolidated Adjusted EBITDA ratio covenant with a senior secured debt to consolidated Adjusted EBITDA ratio covenant such that the Company may not permit its senior secured debt ratio to exceed 4.25 to 1.00 on the last day of any fiscal quarter through and including September 30, 2010, and 4.00 to 1.00 on the last day of any fiscal quarter thereafter. The senior secured credit agreement, as amended, also reset the asset sales basket and modified certain other baskets.

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

We were in compliance with the above covenants as of June 30, 2010.

2014 Notes.  As of June 30, 2010, the 2014 Notes have an aggregate principal amount of €250.1 million ($306.1 million) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. Interest on the 2014 Notes is payable semi-annually on May 15 and November 15 and accrues at the rate of 7.625% in the case of the Euro notes and 7.500% in the case of the U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2014 Notes on a senior subordinated unsecured basis (see Note 15 “Consolidating Financial Information,” for further details). In the first half of 2009, we repurchased at a discount

€113.9 million ($153.2 million) in aggregate principal amount of our 2014 Notes. We may use available cash to repurchase additional 2014 Notes at any time, subject to certain limitations contained in our senior secured credit facility.

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

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended June 30, 2010, the fixed charge coverage ratio equaled 3.55 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

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

Titanium Dioxide Pigments venture term loans, revolving credit facility and assumed debt.  As of June 30, 2010, the Titanium Dioxide Pigments venture had €230.0 million ($281.5 million) outstanding under the term loans of its facility agreement. The facility also provides for a revolving credit facility of €30.0 million ($36.7 million). This facility provided for additional borrowings of up to €12.9 million ($15.8 million) as of June 30, 2010 after an outstanding bank guarantee of €17.1 million ($20.9 million) related to a defined benefit pension obligation reduced availability under this facility. Both the term loan and revolving credit facility mature in June 2013.

As of June 30, 2010, the interest rate on the term loan and revolving credit facility is Euribor (or Libor if the currency is in USD) plus 2.50%, subject to a step down determined by reference to a leverage ratio test. The term loan is payable in installments over a five-year period from the date of the facility agreement, with payments commencing twelve months from such date and the remainder due at the final maturity date. The term loan and revolving credit facility may be repaid in advance without penalty.

In addition, the Titanium Dioxide Pigments venture has other debt of €24.2 million ($29.6 million), primarily due to a defined benefit plan, at interest rates ranging from 3.65% to 5.00%.

The facility agreement contains affirmative and restrictive covenants, subject to certain thresholds and exceptions. The restrictive covenants limit the venture’s ability to undertake certain actions, including but not limited to acquiring or disposing of assets, creating liens on assets, entering into a merger or corporate restructuring, and incurring additional indebtedness. These covenants are calculated in accordance with International Financial Reporting Standards and are based solely on the results of the venture’s European operations. In addition, the facility agreement requires the venture to meet certain financial covenants, including:

•                  A leverage coverage ratio: for the twelve-month period ended June 30, 2010, net debt to EBITDA, subject to certain adjustments (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement) must be less than 3.50 to 1; for such period, our ratio equaled 2.55 to 1;

•                  An interest coverage ratio: for the twelve-month period ended June 30, 2010, EBITDA, subject to certain adjustments, (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement) to cash interest expense (net of interest income), must be greater than 3.50 to 1; for such period, our ratio equaled 5.67 to 1; and

•                  Cash flow coverage ratio: for the twelve-month period ended June 30, 2010, cash generated for financing activities (EBITDA, subject to certain adjustments, less working capital changes, capital expenditures and interest) to debt service (interest expense and amortization of debt) must be greater than 1.10; for such period, our ratio equaled 2.70 to 1.

We were in compliance with the above covenants as of June 30, 2010.

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

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA:

	Six months ended
	June 30,
($ in millions)	2010	2009
Net cash provided by operating activities from continuing operations	$176.5	$130.6
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	58.5	(1.6)
Current portion of income tax provision	14.0	10.3
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	82.7	75.8
Restructuring and other severance costs	3.4	11.8
Systems/organization establishment expenses	1.4	3.1
Acquisition and disposal costs	0.6	—
Bad debt provision	0.6	(0.4)
Loss on sale of assets and other	0.1	0.1
Other	(0.6)	4.8
Total Adjusted EBITDA	$337.2	$234.5

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in the Company’s 2009 Form 10-K. As noted above, we voluntarily prepaid $200.0 million of our senior secured term loans on July 29, 2010. Except for this debt prepayment, there have not been significant changes to these contractual obligations as of June 30, 2010.

Capital Expenditures

Rockwood’s capital expenditures for the six months ended June 30, 2010 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment. For the six months ended June 30, 2010 and 2009, our capital expenditures, excluding capital leases, were $71.9 million and $81.2 million, respectively. Capital expenditures for each of our reporting segments are provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate and
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	other	Consolidated
Six months ended June 30, 2010	$17.8	$10.7	$27.4	$12.6	$2.9	$0.5	$71.9
Six months ended June 30, 2009	26.3	12.2	20.8	17.4	3.8	0.7	81.2

We will incur future costs for capital improvements and general compliance under SHE laws. For the year ended December 31, 2009, our capital expenditures for SHE matters totaled $17.9 million, excluding costs to maintain and repair pollution control equipment. For 2010, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with these laws, including the EU’s REACH legislation. See Note 15, “Commitments and Contingencies,” “Regulatory Developments” for a discussion of REACH.

Foreign currency related transactions

As of June 30, 2010, $1,023.9 million of the debt outstanding is denominated in Euros.

Recent Accounting Standards

See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for a discussion of recent accounting standards.

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of June 30, 2010, the Company had approximately $28.5 million of letters of credit and other bank guarantees, of which $28.0 million will expire in 2009 through 2014. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $25.1 million that reduced our availability under our senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

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

•                  the useful lives of tangible and intangible assets: and

•                  the fair values of assets acquired and liabilities assumed in business combinations.

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

The significant accounting policies of the Company are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2009 Form 10-K. There have been no significant changes to these critical accounting policies and estimates as of June 30, 2010.

One of our critical accounting policies relates to the impairment of goodwill, property, plant and equipment and other intangible assets. The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, property, plant and equipment and other intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. For instance, we are monitoring the recoverability of certain intangible assets in our Viance timber treatment chemicals joint venture within our Performance Additives segment and will review such assets if events or circumstances indicate the carrying value of such assets may not be recoverable.

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

Forward-looking statements give our current expectations or forecasts of future events and estimates of amounts not yet determinable. We have used the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “predict,” “could,” “may” and other words and terms of similar meaning, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. In particular, these factors include, among other things:

•	our business strategy;
•	changes in the general economic conditions in North America and Europe and in other locations in which we currently do business;
•	competitive pricing or product development activities affecting demand for our products;
•	technological changes affecting production of our materials;
•	fluctuations in interest rates, exchange rates and currency values;
•	availability and pricing of raw materials;
•	governmental and environmental regulations and changes in those regulations;
•	fluctuations in energy prices;
•	changes in the end-use markets in which our products are sold;
•	our ability to access capital markets;
•	hazards associated with chemicals manufacturing;
•	our high level of indebtedness;
•	risks associated with negotiating, consummating and integrating acquisitions;
•	risks associated with competition and the introduction of new competing products, especially from the Asia-Pacific region; and
•	risks associated with international sales and operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in the Company’s 2009 Form 10-K. There have been no significant changes to these market risks as of June 30, 2010.

Item 4T.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010 and concluded that our disclosure controls and procedures are effective. In connection with this evaluation, our management did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the second quarter of 2010.

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

In September 2009, the district court issued a preliminary injunction prohibiting Viance from making certain claims related to MCQ in its advertisements and denied Viance’s request for a preliminary injunction related to certain claims in Osmose’s advertisements, which Viance subsequently appealed. The U.S. Court of Appeals, Eleventh Circuit heard oral arguments on May 20, 2010 and rendered its decision on July 30, 2010 remanding in part, affirming in part, and vacating in part the preliminary injunction.

We do not believe that any individual legal proceeding, government action or arbitration is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition. However, we cannot predict the outcome of any legal proceeding or the potential for future proceedings. See Note 14, “Commitments and Contingencies,” in this Form 10-Q and Item 3, Legal Proceedings in our 2009 Form 10-K.

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
Date: August 6, 2010

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: August 6, 2010

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