Form 10-Q
period 2010-09-30
ROCKWOOD SPECIALTIES GROUP INC
filed 2010-11-05
CIK 1261302

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The Registrant’s common stock, par value $0.01 per share is not publically traded. As of November 1, 2010, there were 1,910 outstanding shares of common stock of the Registrant, all of which is held by its parent company Rockwood Specialties International, Inc.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$860.9	$786.2	$2,569.3	$2,176.6
Cost of products sold	584.2	555.0	1,744.4	1,560.1
Gross profit	276.7	231.2	824.9	616.5
Selling, general and administrative expenses	171.6	154.8	514.4	450.9
Restructuring and other severance costs	1.5	4.2	4.9	16.0
Loss (gain) on sale of assets and other	0.1	(0.4)	0.2	(0.3)
Operating income	103.5	72.6	305.4	149.9
Other expenses, net:
Interest expense, net (a)	(38.6)	(53.6)	(116.7)	(131.4)
Loss on early extinguishment of debt	(1.6)	(0.9)	(1.6)	(26.6)
Foreign exchange gain, net	0.9	4.5	0.8	15.4
Other, net	—	—	0.5	0.4
Other expenses, net	(39.3)	(50.0)	(117.0)	(142.2)
Income from continuing operations before taxes	64.2	22.6	188.4	7.7
Income tax provision	20.7	13.0	53.4	6.9
Income from continuing operations	43.5	9.6	135.0	0.8
(Loss) income from discontinued operations, net of tax	—	(0.1)	—	3.3
Net income	43.5	9.5	135.0	4.1
Net (income) loss attributable to noncontrolling interest	(3.0)	0.6	(5.2)	6.2
Net income attributable to Rockwood Specialties Group, Inc.	$40.5	$10.1	$129.8	$10.3

Amounts attributable to Rockwood Specialties Group, Inc.:
Income from continuing operations	$40.5	$10.2	$129.8	$7.0
(Loss) income from discontinued operations	—	(0.1)	—	3.3
Net income	$40.5	$10.1	$129.8	$10.3

(a) Interest expense, net includes:
Interest expense on debt, net	$(38.4)	$(50.7)	$(121.1)	$(126.5)
Mark-to-market gains on interest rate swaps	1.2	(1.3)	8.9	1.3
Deferred financing costs	(1.4)	(1.6)	(4.5)	(6.2)
Total	$(38.6)	$(53.6)	$(116.7)	$(131.4)

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$280.8	$300.5
Accounts receivable, net	517.5	450.4
Inventories	528.6	517.0
Deferred income taxes	3.1	12.6
Prepaid expenses and other current assets	66.8	66.5
Total current assets	1,396.8	1,347.0
Property, plant and equipment, net	1,621.8	1,702.5
Goodwill	894.0	939.2
Other intangible assets, net	624.5	704.7
Deferred debt issuance costs, net of accumulated amortization of $14.5 and $10.8, respectively	18.9	26.0
Deferred income taxes	26.2	24.8
Other assets	40.9	37.5
Total assets	$4,623.1	$4,781.7
LIABILITIES
Current liabilities:
Accounts payable	$223.0	$237.3
Income taxes payable	20.6	11.5
Accrued compensation	150.4	77.7
Accrued expenses and other current liabilities	218.4	179.0
Deferred income taxes	6.6	2.6
Long-term debt, current portion	90.5	94.2
Total current liabilities	709.5	602.3
Long-term debt	2,105.1	2,434.1
Pension and related liabilities	397.7	410.1
Deferred income taxes	80.3	69.1
Other liabilities	126.9	144.1
Total liabilities	3,419.5	3,659.7
EQUITY
Rockwood Specialties Group, Inc. stockholder’s equity:
Common stock ($0.01 par value, 5,000 shares authorized, 1,910 shares issued and outstanding)	—	—
Paid-in capital	1,044.0	1,044.0
Accumulated other comprehensive income	159.3	207.5
Accumulated deficit	(289.7)	(419.5)
Total Rockwood Specialties Group, Inc. stockholder’s equity	913.6	832.0
Noncontrolling interest	290.0	290.0
Total equity	1,203.6	1,122.0
Total liabilities and equity	$4,623.1	$4,781.7

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$135.0	$4.1
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(3.3)
Depreciation and amortization	193.4	208.5
Deferred financing costs amortization	4.5	6.2
Loss on early extinguishment of debt	1.6	26.6
Foreign exchange gain, net	(0.8)	(15.4)
Fair value adjustment of derivatives	(8.9)	(1.3)
Bad debt provision	(0.5)	0.7
Stock-based compensation	9.6	3.1
Deferred income taxes	29.8	(11.5)
Restructuring and other	2.3	0.1
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(77.8)	(4.6)
Inventories	(24.9)	121.4
Prepaid expenses and other assets	(3.8)	(0.3)
Accounts payable	(3.2)	(32.2)
Income taxes payable	(0.9)	(0.8)
Accrued expenses and other liabilities	112.1	(32.1)
Net cash provided by operating activities	367.5	269.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees and payments for prior acquisitions, net of cash acquired	(0.9)	(6.4)
Capital expenditures, excluding capital leases	(116.2)	(116.5)
Contractual advance to Titanium Dioxide Pigments noncontrolling shareholder	—	(16.0)
Proceeds on sale of assets	2.0	7.9
Net cash used in investing activities of continuing operations	(115.1)	(131.0)
Net cash used in investing activities of discontinued operations	—	(0.5)
Net cash used in investing activities	(115.1)	(131.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of 2014 Notes	—	(146.8)
Proceeds from Titanium Dioxide Pigments revolving credit facility		14.1
Repayment of Titanium Dioxide Pigments revolving credit facility	(14.3)	—
Prepayment of senior secured debt	(200.2)	(102.3)
Repayment of senior secured debt	(30.3)	(49.2)
Proceeds from other borrowings	19.3	—
Payments on other long-term debt	(45.2)	(6.2)
Loan from Viance noncontrolling shareholder	—	2.0
Fees related to early extinguishment of debt	—	(12.0)
Deferred financing costs	(0.3)	(13.8)
Net cash used in financing activities	(271.0)	(314.2)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(10.1)
Net decrease in cash and cash equivalents	(19.7)	(186.6)
Cash and cash equivalents, beginning of period	300.5	468.7
Cash and cash equivalents, end of period	$280.8	$282.1

Supplemental disclosures of cash flow information:
Interest paid	$112.8	$118.1
Income taxes paid, net of refunds	28.7	18.9
Non-cash investing activities:
Acquisition of capital equipment	12.1	8.1
Fees related to early extinguishment of debt	—	1.6

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in millions)

(Unaudited)

	2010			2009
	Rockwood			Rockwood
	Specialties			Specialties
	Group, Inc.			Group, Inc.
	Stockholder’s	Noncontrolling	Total	Stockholder’s	Noncontrolling	Total
	Equity	Interest	Equity	Equity	Interest	Equity
Balance at January 1	$832.0	$290.0	$1,122.0	$810.4	$315.4	$1,125.8

Net income (loss)	129.8	5.2	135.0	10.3	(6.2)	4.1
Other comprehensive (loss) income, net of tax	(48.2)	0.6	(47.6)	60.3	(4.4)	55.9
Comprehensive income (loss)	81.6	5.8	87.4	70.6	(10.6)	60.0
Change in estimate of fair value of assets contributed to the Titanium Dioxide Pigments venture	—	—	—	—	(16.5)	(16.5)
Foreign currency translation	—	(5.8)	(5.8)	—	4.9	4.9
Balance at September 30	$913.6	$290.0	$1,203.6	$881.0	$293.2	$1,174.2

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

Unless otherwise noted, all balance sheet-related items which are denominated in Euros are converted at the September 30, 2010 exchange rate of €1.00 = $1.3634.

Effective August 31, 2010, the Company implemented a 200-for-one reverse stock split of its common stock. As a result of the stock split, the accompanying consolidated financial statements reflect a decrease in the number of outstanding shares of common stock and the transfer from par value to additional paid-in-capital.  All share amounts have been restated to reflect the retroactive effect of the stock split for all periods presented.

Stock-Based Compensation— Under the 2008 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (the “Plan”), Holdings granted stock options, restricted stock and other stock-based awards to the Company’s employees and directors and allowed employees and directors to purchase shares of its common stock. However, Holdings no longer issues equity awards under this Plan. In April 2009, Holdings adopted the 2009 Stock Incentive Plan (the “New Plan”; together with the Plan, the “Plans”), which has 11,000,000 authorized shares. All equity awards granted after this date will be awarded under the New Plan.

The aggregate compensation cost for stock options, restricted stock units and Holdings’ Board of Director stock grants recorded under the Plans caused income from continuing operations before taxes to decrease by $3.8 million and $1.6 million for the three months ended September 30, 2010 and 2009, respectively, and $9.6 million and $3.1 million for the nine months ended September 30, 2010 and 2009, respectively. The total tax benefit recognized related to stock options was $0.4 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively, and $0.9 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Comprehensive income is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Net income	$43.5	$9.5	$135.0	$4.1
Pension related adjustments, net of tax	(2.4)	—	1.4	(0.1)
Foreign currency translation	65.7	49.6	(11.9)	57.0
Intercompany foreign currency loans	81.5	31.6	(39.5)	35.0
Net investment hedges, net of tax	(20.7)	(36.3)	0.8	(35.7)
Foreign exchange contracts, net of tax	1.9	(0.2)	1.6	(0.3)
Comprehensive income	169.5	54.2	87.4	60.0
Comprehensive (income) loss attributable to noncontrolling interest	(3.6)	0.8	(5.8)	10.6
Comprehensive income attributable to Rockwood Specialties Group, Inc.	$165.9	$55.0	$81.6	$70.6

3.  VARIABLE INTEREST ENTITIES:

Viance LLC Joint Venture

In January 2007, Chemical Specialties, Inc. (“CSI”), a wholly-owned subsidiary of the Company within the Timber Treatment Chemicals business of the Performance Additives segment, and Rohm and Haas Company (a subsidiary of The Dow Chemical Company) completed the formation of Viance, LLC (“Viance”), a joint venture that provides an extensive range of advanced wood treatment technologies and services to the global wood treatment industry. The Company has concluded that Rockwood is the primary beneficiary of Viance and as such has consolidated the joint venture and reported Rohm and Haas’ interest as noncontrolling interest. This conclusion was made as Rockwood has the obligation to absorb losses of Viance that could potentially be significant to Viance and/or the right to receive benefits from Viance that could potentially be significant to Viance. In addition, CSI has the power to direct the activities of Viance that most significantly impact Viance’s performance as Viance does not own manufacturing facilities. As a result, Viance primarily relies on CSI to provide product and distribution requirements through a supply agreement.

At September 30, 2010 and December 31, 2009, no consolidated assets of the Company were pledged as collateral for any joint venture obligations and the general creditors of the joint venture had no recourse against the Company. The partners have provided $4.0 million of short-term financing to the venture. However, this financing is not subordinated and management believes that such financing could have been readily obtained externally. All intercompany accounts, balances and transactions have been eliminated. Viance’s assets can only be used to settle direct obligations of Viance.

The carrying values of the assets and liabilities of the Viance joint venture included in the condensed consolidated balance sheets are as follows:

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5.8	$6.3
Accounts receivable, net	9.0	6.9
Inventories	0.8	1.1
Prepaid expenses and other current assets	4.9	4.4
Total current assets	20.5	18.7
Property, plant and equipment, net	1.9	2.0
Other intangible assets, net	73.2	78.0
Other assets	1.8	1.9
Total assets	$97.4	$100.6
LIABILITIES
Current liabilities:
Accounts payable	$0.8	$1.5
Income taxes payable	0.3	0.1
Accrued compensation	0.8	1.5
Accrued expenses and other current liabilities	3.0	2.0
Long-term debt, current portion	2.0	2.0
Total current liabilities	6.9	7.1
Deferred income taxes	0.1	0.1
Other liabilities	0.8	0.8
Total liabilities	$7.8	$8.0

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

In conjunction with this venture, there is a power plant that is legally owned and operated by a Finnish power cooperative (“PVO”). Kemira is a cooperative participant and has an indirect interest in the power plant via ownership of a special share class. The venture utilizes the majority of power supplied. This power plant was determined to be a VIE as the equity holders of the power plant as a group (including Kemira) lack the ability to influence decision making since PVO effectively controls the power plant. It was determined that Rockwood and Kemira jointly form the primary beneficiary of the power plant. The venture has a long-term agreement expiring in August 2018 to purchase steam and electricity (“energy”) from Kemira. Due to the terms of this agreement under which Kemira has the risks and benefits of the majority of the expected life of the power plant, the Company concluded that Kemira is the party most closely associated with the venture and therefore is the primary beneficiary within the related party group. Accordingly, the Company does not consolidate the power plant. The venture purchased $8.6 million and $9.0 million of energy from Kemira in the three months ended September 30, 2010 and 2009, respectively, and $26.9 million and $24.5 million of energy from Kemira in the nine months ended September 30, 2010 and 2009, respectively. Minimum annual payments under the energy agreement are approximately $14.7 million. In connection with this energy arrangement, the venture has approximately $29.2 million (includes a contractual advance of $16.0 million made in 2009) of non-interest bearing notes receivable from Kemira that are due in August 2028. The carrying value of the notes receivable were $5.5 million at September 30, 2010. Interest is imputed at an effective rate of 8.96%. Apart from routine payables to Kemira or PVO in connection with this agreement, no results or balances of the power plant are reflected in the Company’s financial statements.

Other

Rockwood’s Specialty Chemicals segment has several unconsolidated ventures. Two of these ventures do not fit the criteria for classification as a VIE as they are financially self-sustaining, “50/50” ventures both as to control and economics. Other ventures manufacture and market products in China and an additional venture is a service provider at a key manufacturing facility. As the parties share risks and benefits disproportionate to their voting interests, the Company has concluded that these ventures are VIEs. However, the Company has also concluded that it should not consolidate these VIEs as it is not the primary beneficiary. The Company does not have the power and/or ability to direct the activities most affecting venture performance due to governance structure and significant expertise provided and/or functions performed by its venture partners. As of September 30, 2010, Rockwood’s aggregate net investment in these ventures was $12.5 million. This investment is classified as “Other assets” in the condensed consolidated balance sheet and represents Rockwood’s approximate exposure to losses on these investments. Rockwood does not guarantee debt for or have other financial support obligations to these ventures.

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

Summarized financial information for each of the reportable segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Three months ended September 30, 2010
Net sales	$283.6	$187.8	$192.7	$131.0	$63.9	$1.9	$860.9
Total Adjusted EBITDA	70.8	34.1	34.2	40.3	9.4	(19.7)	169.1
Three months ended September 30, 2009
Net sales	$261.5	$182.2	$177.5	$108.6	$54.8	$1.6	$786.2
Total Adjusted EBITDA	68.1	28.3	24.6	31.4	8.8	(10.1)	151.1
Nine months ended September 30, 2010
Net sales	$860.5	$564.4	$564.1	$385.3	$189.9	$5.1	$2,569.3
Total Adjusted EBITDA	218.0	100.6	94.5	117.9	28.6	(53.3)	506.3
Nine months ended September 30, 2009
Net sales	$723.0	$517.6	$480.8	$293.6	$157.5	$4.1	$2,176.6
Total Adjusted EBITDA	175.9	71.2	65.6	75.3	25.5	(27.9)	385.6

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Eliminations (a)	Consolidated
Identifiable assets as of:
September 30, 2010	$2,098.8	$757.5	$888.7	$841.6	$140.0	$290.7	$(394.2)	$4,623.1
December 31, 2009	2,088.9	762.7	945.1	866.3	124.9	323.6	(329.8)	4,781.7

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

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	and other	Consolidated
Three months ended September 30, 2010
Income (loss) from continuing operations before taxes	$37.6	$11.8	$14.0	$20.8	$4.6	$(24.6)	$64.2
Interest expense, net (a)	15.1	7.6	4.2	6.8	2.5	2.4	38.6
Depreciation and amortization	18.4	14.0	16.2	12.0	1.9	1.0	63.5
Restructuring and other severance costs	0.1	0.3	—	0.7	0.3	0.1	1.5
Systems/organization establishment expenses	0.1	—	—	—	—	—	0.1
Acquisition and disposal costs	(0.1)	0.1	—	—	—	0.4	0.4
Loss on early extinguishment of debt	0.7	0.3	—	0.4	0.1	0.1	1.6
Loss on sale of assets and other	0.1	—	—	—	—	—	0.1
Foreign exchange (gain) loss, net	(1.2)	(0.1)	—	(0.4)	—	0.8	(0.9)
Other	—	0.1	(0.2)	—	—	0.1	—
Total Adjusted EBITDA	$70.8	$34.1	$34.2	$40.3	$9.4	$(19.7)	$169.1
Three months ended September 30, 2009
Income (loss) from continuing operations before taxes	$33.4	$2.0	$(2.5)	$8.0	$2.7	$(21.0)	$22.6
Interest expense, net (a)	18.7	8.5	6.4	9.7	2.8	7.5	53.6
Depreciation and amortization	18.3	15.9	19.5	13.4	3.0	1.4	71.5
Restructuring and other severance costs	2.3	1.0	0.1	0.7	0.1	—	4.2
Systems/organization establishment expenses	0.2	0.6	1.1	0.1	—	0.4	2.4
Loss (gain) on early extinguishment of debt	1.1	0.2	—	0.3	0.1	(0.8)	0.9
Gain on sale of assets and other	(0.4)	—	—	—	—	—	(0.4)
Foreign exchange (gain) loss, net	(5.4)	(0.1)	—	(0.8)	—	1.8	(4.5)
Other	(0.1)	0.2	—	—	0.1	0.6	0.8
Total Adjusted EBITDA	$68.1	$28.3	$24.6	$31.4	$8.8	$(10.1)	$151.1
Nine months ended September 30, 2010
Income (loss) from continuing operations before taxes	$115.8	$30.6	$32.3	$58.4	$14.7	$(63.4)	$188.4
Interest expense, net (a)	46.4	22.9	12.1	22.2	7.5	5.6	116.7
Depreciation and amortization	54.9	42.9	50.0	36.5	6.0	3.1	193.4
Restructuring and other severance costs	0.7	2.9	—	0.8	0.3	0.2	4.9
Systems/organization establishment expenses	0.8	0.3	0.3	0.1	—	—	1.5
Acquisition and disposal costs	0.4	0.1	—	—	—	0.5	1.0
Loss on early extinguishment of debt	0.7	0.3	—	0.4	0.1	0.1	1.6
Loss on sale of assets and other	0.2	—	—	—	—	—	0.2
Foreign exchange (gain) loss, net	(1.3)	—	—	(0.5)	—	1.0	(0.8)
Other	(0.6)	0.6	(0.2)	—	—	(0.4)	(0.6)
Total Adjusted EBITDA	$218.0	$100.6	$94.5	$117.9	$28.6	$(53.3)	$506.3
Nine months ended September 30, 2009
Income (loss) from continuing operations before taxes	$59.7	$(8.6)	$(14.2)	$(1.5)	$8.7	$(36.4)	$7.7
Interest expense, net (a)	48.6	23.0	21.0	25.9	7.4	5.5	131.4
Depreciation and amortization	54.9	46.4	56.2	38.1	8.3	4.6	208.5
Restructuring and other severance costs	4.4	5.6	0.1	5.5	0.2	0.2	16.0
Systems/organization establishment expenses	0.6	1.7	2.5	0.3	—	0.4	5.5
Loss on early extinguishment of debt	11.6	2.4	—	7.2	0.8	4.6	26.6
Gain on sale of assets and other	(0.3)	—	—	—	—	—	(0.3)
Foreign exchange gain, net	(6.0)	—	—	(0.2)	—	(9.2)	(15.4)
Other	2.4	0.7	—	—	0.1	2.4	5.6
Total Adjusted EBITDA	$175.9	$71.2	$65.6	$75.3	$25.5	$(27.9)	$385.6

(a)                Includes gains of $1.2 million and losses of $1.3 million for the three months ended September 30, 2010 and 2009, respectively, and gains of $8.9 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

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

Items excluded from Adjusted EBITDA

Certain items are added to or subtracted from income (loss) from continuing operations before taxes to derive Adjusted EBITDA, as defined below. These items include the following:

•               Restructuring and other severance costs: Restructuring and other severance costs of $1.5 million and $4.2 million were recorded in the three months ended September 30, 2010 and 2009, respectively, and $4.9 million and $16.0 million were recorded in the nine months ended September 30, 2010 and 2009, respectively, for miscellaneous restructuring activities, including headcount reductions, asset write-offs and facility closures (see Note 13, “Restructuring and Other Severance Costs,” for further details).

•               Systems/organization establishment expenses: For the nine months ended September 30, 2010, expenses of $1.5 million were recorded primarily related to costs incurred in conjunction with reorganizing certain business functions within the Specialty Chemicals segment and the integration of the Titanium Dioxide Pigments venture completed in September 2008. For the three and nine months ended September 30, 2009, expenses of $2.4 million and $5.5 million were recorded related to the integration of businesses acquired, primarily related to the completion of the Titanium Dioxide Pigments venture and the acquisition of the global color pigments business of Elementis plc in the Performance Additives segment.

•               Acquisition and disposal costs: Costs of $0.4 million and $1.0 million were recorded in the three and nine months ended September 30, 2010, respectively, in connection with potential and actual acquisitions and dispositions.

•                  Loss on early extinguishment of debt: For the three and nine months ended September 30, 2010, the Company recorded a loss on early extinguishment of debt of $1.6 million related to the write-off of deferred financing costs associated with the voluntary prepayment of $200.2 million of senior secured term loans in July 2010. For the three months ended September 30, 2009, the Company recorded a loss on early extinguishment of debt of $0.9 million primarily related to lender fees to extend the maturity of its revolving credit facility. For the nine months ended September 30, 2009, the Company recorded a loss on early extinguishment of debt of $26.6 million related to the write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $12.0 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes.

•               Foreign exchange (gain) loss, net: For the three and nine months ended September 30, 2010, the Company recorded foreign exchange gains of $0.9 million and $0.8 million primarily related to Euro-denominated debt, cash and intercompany loans.    For the three months ended September 30, 2009, the Company recorded foreign exchange gains of $4.5 million primarily due to the impact of the stronger Euro as of September 30, 2009 versus June 30, 2009 in connection with non-operating Euro-denominated transactions. For the nine months ended September 30, 2009, the Company recorded foreign exchange gains of $15.4 million primarily due to the impact of the stronger pound sterling as of September 30, 2009 versus December 31, 2008 in connection with non-operating Euro-denominated transactions.

•               Other: For the nine months ended September 30, 2010, the Company recorded income of $0.6 million primarily related to a gain on the sale of an investment previously accounted for under the equity method and the reversal of a reserve covering legacy obligations assumed in connection with the acquisition of the Dynamit Nobel businesses in 2004. For the nine months ended September 30, 2009, the Company recorded expenses of $5.6 million primarily related to an increase in reserves covering legacy obligations assumed in connection with the KKR acquisition in 2000 and the acquisition of the Dynamit Nobel businesses in 2004.

5.  DERIVATIVES:

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. The Company manages its exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes.

Interest Rate Risk

After hedging, the Company had $957.3 million and $1,186.9 million of variable rate debt outstanding as of September 30, 2010 and December 31, 2009, respectively, a portion of which is subject to a Libor or Euribor floor of 2.00%. Historically, the Company has entered into interest rate swaps to manage its exposure to changes in interest rates related to variable rate debt. As of September 30, 2010 and December 31, 2009, these contracts cover notional amounts of €463.8 million (at interest rates ranging from 2.995% to 4.416%) and €482.2 million (at interest rates ranging from 2.995% to 4.416%), respectively. These derivative contracts were originally entered into to effectively convert a portion of the senior secured credit obligations and a portion of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. These contracts will mature between December 2010 and July 2012. The Company has not applied hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in its condensed consolidated statements of operations. The Company may in the future consider adjusting the amounts covered by these derivative contracts to better suit its capital structure. The Company may allow all or a portion of these swaps to lapse, enter into replacement swaps or settle these swaps prior to expiration.

In July 2010, the Company entered into forward starting interest rate swaps to manage its exposure to changes in interest rates related to variable rate debt. These derivative contracts replace the contracts expiring in December 2010 and effectively convert all of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations and amortize over their respective lives. These contracts cover notional amounts of €220.0 million (at a fixed contract rate of 1.40%) beginning in December 2010 and maturing in June 2013. The Company has not applied hedge accounting for these interest rate swaps and records the mark-to-market of these derivatives as a component of interest expense in its consolidated statements of operations.

During 2003, the Company entered into a cross-currency interest rate swap with a notional amount of $20.3 million that effectively converted $20.3 million of U.S. dollar borrowings into Euro-based obligations at an effective interest rate of Euribor plus 4.00%. As of December 31, 2009, the notional amounts of this cross-currency interest rate hedge were $19.1 million and €17.0 million. This contract had a final maturity date of July 2010. In May 2010, the Company settled this swap and paid $3.3 million to the counterparty. The Company had not applied hedge accounting for this cross-currency interest rate swap and had recorded the mark-to-market of this derivative as a component of interest expense in its condensed consolidated statements of operations.

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

In February 2010, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on forecasted sales denominated in a currency other than the functional currency of the legal entity. As of September 30, 2010, the Company had notional amounts outstanding for these foreign currency forward contracts of $1.5 million. The Company has not applied hedge accounting for these foreign currency forward contracts.

In June 2010, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on cash flows on certain forecasted sales denominated in a currency other than the functional currency of a legal entity in its Titanium Dioxide segment. These foreign currency forward contracts hedge the exposure to movements in foreign exchange rates for forecasted transactions for six months, and expire in December 2010. As of September 30, 2010, the Company had notional amounts outstanding for these foreign currency forward contracts of $24.0 million. The instruments were designated as foreign exchange cash flow hedges and were effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction.

In connection with the offering of the 2014 Notes, the Company entered into a cross-currency interest rate swap with a five-year term which expired in November 2009 and a notional amount of €155.6 million that effectively converted the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into Euro fixed rate debt. The Company paid $32.9 million in connection with the settlement of this cross-currency swap in November 2009. The Company previously designated this contract as a hedge of the foreign currency exposure of its net investment in its Euro-denominated operations. In addition, the Company has designated a portion of its Euro-denominated debt that is recorded on its U.S. books as a net investment hedge of its Euro-denominated investments (Euro debt of €217.1 million at September 30, 2010; $296.0 million). Any foreign currency gains and losses resulting from the designated portion of Euro-denominated debt discussed above is accounted for as a component of accumulated other comprehensive income for as long as the hedge remains effective. There was no ineffective portion of the net investment hedge as of September 30, 2010.

The following table provides the fair value and balance sheet location of the Company’s derivative instruments as of September 30, 2010 and December 31, 2009:

		Asset Derivatives		Liability Derivatives
		Fair Value as of		Fair Value as of
(in millions)	Balance Sheet Location	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$2.5	$—	$—	$—
Total derivatives designated as hedging instruments		$2.5	$—	$0.1	$—

Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued expenses and other current liabilities	$—	$—	$3.8	$8.8
	Other liabilities	—	—	20.5	23.5
Foreign exchange contracts	Accrued expenses and other current liabilities	—	—	0.1	—
Cross-currency interest rate swaps	Accrued expenses and other current liabilities	—	—	—	5.2
Total derivatives not designated as hedging instruments		$—	$—	$24.4	$37.5
Total derivatives		$2.5	$—	$24.4	$37.5

The following table provides the gains and losses reported in “Other Comprehensive Income” (“OCI”) within Equity for the three and nine months ended September 30, 2010 and 2009:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives and Other Financial Instruments (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2010	2009	2010	2009
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$2.9	$—	$2.5	$(0.2)

Derivatives and Other Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps - net investment hedge	$—	$(9.5)	$—	$(11.6)
Euro-denominated debt	(20.7)	(28.2)	0.8	(24.1)
	$(20.7)	$(37.7)	$0.8	$(35.7)

In the three and nine months ended September 30, 2010, no gains or losses were reclassified from accumulated other comprehensive income into income.

The following table provides the gains and losses reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009:

	Amount of Gain or (Loss) Recognized in Income on Derivatives				Recognized in Income on
	Three months ended September 30,		Nine months ended September 30,		Location of Gain or (Loss)
(in millions)	2010	2009	2010	2009	Derivatives
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	$(0.1)	$—	$1.0	$—	Selling, general and administrative expenses

Interest rate contracts	1.2	(0.1)	7.3	1.9	Interest expense, net
Cross-currency interest rate swaps	—	(1.2)	1.6	(0.6)	Interest expense, net
	$1.1	$(1.3)	$9.9	$1.3

6.       FAIR VALUE MEASUREMENTS:

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of September 30, 2010 and December 31, 2009, the assets and liabilities measured at fair value on a recurring basis are derivatives and marketable securities. In addition, the Company measures its pension plan assets at fair value (see Note 15, “Employee Benefit Plans” in the Company’s 2009 Form 10-K for further details). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Level 3 — Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any financial assets or liabilities that are classified as Level 3 inputs as of September 30, 2010 and December 31, 2009.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of September 30, 2010 and December 31, 2009:

	As of	Fair Value Measurements
(in millions)	September 30, 2010	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$11.7	$11.7	$—	$—
Foreign exchange contracts (b)	2.5	—	2.5	—
Total assets at fair value	$14.2	$11.7	$2.5	$—

Liabilities
Interest rate swaps (b)	$24.3	$—	$24.3	$—
Foreign exchange contracts (b)	0.1	—	0.1	—
Total liabilities at fair value	$24.4	$—	$24.4	$—

	As of	Fair Value Measurements
(in millions)	December 31, 2009	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$162.0	$162.0	$—	$—
Total assets at fair value	$162.0	$162.0	$—	$—

Liabilities
Interest rate swaps (b)	$32.3	$—	$32.3	$—
Cross-currency interest rate swaps (b)	5.2	—	5.2	—
Total liabilities at fair value	$37.5	$—	$37.5	$—

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

Counter-party risk— The Company manages counter-party risk by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of September 30, 2010 and December 31, 2009 based on market participant assumptions. In addition, based on the credit evaluation of each counter-party institution to its derivatives as of September 30, 2010 and December 31, 2009, the Company believes the carrying values to be fully realizable.

Debt—The Company estimates that its debt under the senior secured credit facility and Titanium Dioxide Pigments venture facility agreement, based on current interest rates and terms, approximates fair value. Based on quoted market prices at September 30, 2010 and December 31, 2009, the Company estimated the fair value of its 2014 Notes approximated $554.6 million and $561.0 million, respectively. As of September 30, 2010 and December 31, 2009, the aggregate principal carrying amount of the 2014 Notes was $541.0 million and $558.2 million.

Cash and Cash Equivalents—All highly liquid instruments and money market funds with an original maturity of three months or less are considered to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

7.        INVENTORIES:

Inventories are comprised of the following:

	September 30,	December 31,
($ in millions)	2010	2009
Raw materials	$168.8	$165.6
Work-in-process	77.1	73.7
Finished goods	275.2	270.7
Packaging materials	7.5	7.0
Total	$528.6	$517.0

8.        GOODWILL:

Below are goodwill balances and activity by segment:

	Specialty	Advanced
($ in millions)	Chemicals	Ceramics	Total
Balance, December 31, 2009	$661.7	$277.5	$939.2
Foreign exchange	(31.2)	(14.0)	(45.2)
Balance, September 30, 2010	630.5	263.5	894.0

9.        OTHER INTANGIBLE ASSETS, NET:

Other intangible assets, net consist of:

	As of September 30, 2010			As of December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$372.1	$(149.4)	$222.7	$384.3	$(133.0)	$251.3
Trade names and trademarks	140.1	(37.2)	102.9	146.3	(33.7)	112.6
Customer relationships	377.8	(138.0)	239.8	390.1	(117.7)	272.4
Supply agreements	61.0	(16.3)	44.7	62.8	(12.3)	50.5
Other	43.9	(29.5)	14.4	48.8	(30.9)	17.9
Total	$994.9	$(370.4)	$624.5	$1,032.3	$(327.6)	$704.7

Amortization of other intangible assets was $19.1 million and $20.6 million for the three months ended September 30, 2010 and 2009, respectively, and $57.9 million and $60.1 million for the nine months ended September 30, 2010 and 2009, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ended	Expense
2010	$78.0
2011	76.3
2012	73.2
2013	70.9
2014	63.7

10.  LONG-TERM DEBT:

Long-term debt and loans payable are summarized as follows:

	September 30,	December 31,
($ and € in millions)	2010	2009
Senior secured credit facilities:
Tranche A-1 term loans (€3.4 and €4.2, respectively)	$4.6	$6.0
Tranche A-2 term loans (€29.2 and €36.5, respectively)	39.8	52.3
Tranche E term loans	116.1	139.4
Tranche G term loans (€59.8 and €65.1, respectively)	81.5	93.2
Tranche H term loans	781.1	937.2
Tranche I term loans (€178.7 and €194.7, respectively)	243.6	278.8
2014 Notes (€250.1 and $200.0 as of September 30, 2010 and December 31, 2009)	541.0	558.2
Titanium Dioxide Pigments venture term loans (€230.0 and €240.0, respectively)	313.6	343.7
Titanium Dioxide Pigments venture revolving short-term loans (€10.0 as of December 31, 2009)	—	14.3
Capitalized lease obligations (€29.9 and €31.9, respectively)	40.8	45.7
Other loans	33.5	59.5
	2,195.6	2,528.3
Less current maturities	(90.5)	(94.2)
	$2,105.1	$2,434.1

On July 29, 2010, the Company voluntarily prepaid $200.2 million of its senior secured term loans. This included $22.5 million of tranche E term loans, €5.0 million ($6.6 million using the exchange rate in effect at the time of the transaction) of tranche G terms loans, $151.5 million of tranche H term loans, and €15.0 million ($19.6 million using the exchange rate in effect at the time of the transaction) of tranche I term loans. This prepayment was funded with available cash and cash equivalents. In connection with this prepayment, the Company recorded a loss on early extinguishment of debt of $1.6 million related to the write-off of deferred financing costs.

11.  INCOME TAXES:

The effective tax rate for the nine months ended September 30, 2010 and 2009 was 28.3% and 89.6%, respectively. The decrease in the effective tax rate from the prior year is primarily related to domestic income in 2010 that was not tax effected since the Company had provided a valuation allowance and higher foreign earnings resulting in additional favorable foreign rate differentials. Also, in 2010 the Company favorably settled certain tax positions. In 2009, the Company had domestic losses that were not tax benefited due to the recording of additional valuation allowances. In both periods, federal taxes are zero as a result of a full valuation allowance. For the nine months ended September 30, 2009, other differences between the effective tax rate and the U.S. statutory rate of 35.0% primarily relate to a nonrecurring tax benefit regarding functional currency changes.

In the nine months ended September 30, 2010, the Company increased its worldwide valuation allowances by $10.9 million, primarily due to changes in deferred tax assets that were not tax benefited. The following table reflects the activity in the valuation allowance for worldwide net operating losses and other deferred income tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2009	$133.1
Decrease as reflected in income tax expense	10.7
Other	0.2
Balance as of September 30, 2010	$144.0

In the nine months ended September 30, 2010, based on the Company’s policy and review of available information, including the Company’s steady-state analysis, it was determined that there was not sufficient positive evidence of future taxable income to release the U.S. federal valuation allowance that has been recorded. During the nine months ended September 30, 2010, the Company’s net U.S. federal deferred tax assets and liabilities were maintained at a zero level, other than a noncurrent deferred tax liability relating to goodwill with an indefinite reversal period. It is the Company’s policy that the valuation allowance is reversed in the year management determines it is more likely than not that the deferred tax assets will be realized.

Unrecognized tax benefits at September 30, 2010 were $13.2 million, all of which if recognized, would impact the effective tax rate. The Company had accrued $8.5 million for interest and penalties as of September 30, 2010. The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision.

During the next twelve months, it is reasonably possible that resolution of uncertain tax benefits could result in a benefit of up to $3.0 million or a cost of up to $6.0 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company’s tax filings in major jurisdictions are open to investigation by tax authorities; in the U.S. from 2005, in the U.K. from 2007, and in Germany from 2001.

12.  EMPLOYEE BENEFIT PLANS:

The Company’s overall unfunded position in its defined benefit plans as of September 30, 2010 is $415.2 million and the funded status of our plans is 38%. However, 82% of the Company’s unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $74.2 million, and the funded status is 76%. The Company was in compliance with local funding requirements as of September 30, 2010. Almost all of the Company’s pension obligations are long-term in nature. The Company’s annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded its pension expense. Such cash outflows were less than pension expense in 2009 and during the nine months ended September 30, 2010. The measurement of our pension obligations and plan assets is dependent on a variety of assumptions used by our actuaries and is performed annually. Therefore, the funded status as of December 31, 2010 could differ significantly.

The following table represents the net periodic benefit costs and related components:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009
Service cost	$1.9	$2.1	$5.7	$6.3
Interest cost	8.2	9.1	24.9	26.1
Expected return on assets	(3.7)	(4.0)	(11.0)	(11.4)
Amortization of actuarial losses	0.6	0.2	1.7	0.6
Amortization of prior service cost	0.2	—	0.5	—
Other	—	—	0.3	—
Net periodic pension cost	7.2	7.4	22.1	21.6
Settlement/curtailment	—	(0.1)	—	(0.3)
Total pension cost	$7.2	$7.3	$22.1	$21.3

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

For the three and nine months ended September 30, 2010, the Company expensed $1.1 million and $4.0 million of restructuring charges, primarily in the Specialty Chemicals segment, primarily for facility closures and an asset write-off in connection with the elimination of a duplicate manufacturing facility in the Performance Additives segment.

For the three and nine months ended September 30, 2009, the Company expensed $1.7 million and $4.4 million, respectively, of restructuring charges. For the nine months ended September 30, 2009, the primary components of the restructuring charge of $4.4 million included $2.0 million recorded in the Specialty Chemicals segment primarily for headcount reduction and facility closure costs as part of restructuring plans in 2008 and 2007. In addition, $0.4 million of asset write-offs were recorded in the Specialty Chemicals segment as part of restructuring plans in 2008 and 2007. The Company recorded $1.4 million in the Color Pigments and Services business within the Performance Additives segment related to a restructuring plan implemented in March 2008 in connection with the integration of the businesses acquired from Elementis plc. In addition, $0.2 million of asset write-offs were recorded in the Color Pigments and Services segment related to a 2009 restructuring plan.

“Restructuring and other severance costs” in the condensed consolidated statements of operations also included other severance-related costs of $0.4 million and $2.5 million for the three months ended September 30, 2010 and 2009, respectively, and $0.9 million and $11.6 million for the nine months ended September 30, 2010 and 2009, respectively, related to headcount reductions undertaken throughout the Company.

All restructuring actions still in progress as of September 30, 2010 are expected to be substantially complete by the end of the year. However, payouts of certain liabilities resulting from these actions will take place over several years. In particular, as of September 30, 2010, restructuring liabilities of $4.5 million includes $1.8 million in the Corporate and other segment related to an unexpired lease in connection with the 2006 restructuring of the Wafer Reclaim business. Management believes that the majority of the remaining $2.7 million obligation will be utilized in 2010. Selected information for outstanding liabilities from recent restructuring actions is as follows:

	Severance/	Facility
($ in millions)	Relocation	Closure	Total
Liability balance, December 31, 2009	$4.2	$3.3	$7.5
Restructuring charge in 2010 (a)	0.5	0.6	1.1
Utilized	(2.4)	(1.5)	(3.9)
Foreign exchange and other	(0.2)	—	(0.2)
Liability balance, September 30, 2010	$2.1	$2.4	$4.5

(a)                Excludes asset write-off described above.

Restructuring reserves by segment are as follows:

	September 30,	December 31,
($ in millions)	2010	2009
Specialty Chemicals	$1.8	$3.7
Performance Additives	0.1	0.7
Advanced Ceramics	0.6	1.0
Corporate and other	2.0	2.1
	$4.5	$7.5

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

Advertising Matter

On March 3, 2009, Osmose, Inc. (“OI”) filed an action against Viance, the joint venture in the Timber Treatment Chemicals business, Rockwood Holdings, Inc., and certain individuals, in the U.S. District Court, Northern District of Georgia, claiming that recent advertisements by Viance comparing its ACQ product and OI’s MCQ product were false and misleading in violation of the Lanham Act, constituted unfair competition, violated the Georgia Deceptive Trade Practices Act, were defamatory and that Viance tortiously interfered with OI’s business relationships. OI is seeking damages, including their attorney’s fees and costs and punitive damages. OI also sought a temporary restraining order (“TRO”) and a preliminary injunction prohibiting Viance from continuing to make certain claims in advertisements related to their MCQ product. On March 20, 2009, the district court granted Osmose’s motion for a TRO. Viance raised certain counterclaims related to OI’s advertisements and both parties’ claims were heard. In September 2009, the district court issued a preliminary injunction prohibiting Viance from making certain claims related to MCQ in its advertisements and denied Viance’s request for a preliminary injunction related to certain claims in Osmose’s advertisements, which Viance subsequently appealed. The U.S. Court of Appeals, Eleventh Circuit heard oral arguments on May 20, 2010 and rendered its decision on July 30, 2010 remanding in part, affirming in part, and vacating in part the preliminary injunction. The trial court entered an order revising the preliminary injunction and an order lifting the stay and commencing discovery. The Company will continue to vigorously defend this matter. While the Company believes the defendants have meritorious defenses against OI’s claims and does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation, and the resolution of this matter may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

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

Lanxess Matter

On January 18, 2010, Lanxess Deutschland GmbH filed suit in the District Court of Satakunta, Finland against Sachtleben Pigments Oy (“Sachtleben”), a subsidiary of the Company’s Titanium Dioxide Pigments venture, claiming breach of contract in connection with Sachtleben’s termination of a supply agreement with plaintiff. The plaintiff is seeking up to €7.0 million in damages plus accrued interest and legal fees. Sachtleben’s answer and plea of jurisdiction were filed on March 19, 2010. The Court held a hearing on October 28, 2010 related to the proper jurisdiction for this matter and the Company is awaiting the Court’s ruling. The Company believes Sachtleben has meritorious defenses against the plaintiff’s claims, and although Sachtleben does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation, and the resolution of this matter may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

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

Inspector General Subpoena

In February 2010, a subsidiary of the Company received a subpoena from the Inspector General of the Department of Defense (“DOD”) seeking information related to a product in the Timber Treatment Chemicals business in the Performance Additives segment. This subsidiary has and will continue to comply with the request of the DOD to provide the relevant information. The Company cannot predict the likelihood of further legal action in connection with this matter or the resolution of this matter.

Pension Receivable Matter

Rockwood’s pension liability includes defined benefit obligations to employees of a previously divested company which cannot legally be transferred to the current owners under local law. The current owner of the business has agreed to indemnify the Company for these obligations, however, such company has filed for bankruptcy. Accordingly, the Company has partially reserved against our related receivable due from the current owner. The Company believes its maximum remaining exposure is $5.4 million, which represents the remaining receivable due from the current owner. The Company cannot predict the ultimate outcome of this matter. The Company does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, however, resolution of this matter may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

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

Reserves in connection with product liability matters do not individually exceed $1.1 million and in the aggregate $3.1 million as of September 30, 2010. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

Safety, Health and Environmental Matters

General

The Company is subject to extensive environmental, health and safety laws in the United States, the European Union (“EU”) and elsewhere at the international, national, state, and local levels. Many of these laws impose requirements relating to clean up of contamination, and impose liability in the event of damage to human beings, natural resources or property, and provide for substantial fines, injunctions and potential criminal sanctions for violations. Other laws require post-closure reclamation of landfills and surface mining sites for damage resulting from normal operation of these facilities. The products, including the raw materials handled, are also subject to rigorous industrial hygiene regulations and investigation. The nature of the Company’s operations exposes it to risks of liability for breaches of these laws and regulations as a result of the production, storage, transportation and sale of materials that can cause contamination or personal injury when released into the environment. Environmental laws are subject to change and have tended to become stricter over time. Such changes in environmental laws, or the enactment of new environmental laws, could result in materially increased capital, operating and compliance costs.

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

Environmental Liabilities

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

The following table provides a list of the Company’s present and former facilities with environmental contamination or reclamation obligations for which the Company has reserved for at September 30, 2010:

Country	Location	(a)	(b)	(c)	(d)	(e)
Brazil	Diadema			X
Chile	Salar de Atacama				X
China	Shenzhen			X
Finland	Kipsikorpi				X
	Pori				X
France	Clichy			X
	Sens	X
Germany	Duisburg	X			X
	Hainhausen	X
	Schwarzheide				X
	Marktredwitz		X
	Plochingen		X
	Stadeln	X	X
	Troisdorf	X	X	X
Italy	Turin			X
The Netherlands	Oss	X
United Kingdom	Barrow-in Furness	X
	Birtley			X
	Kidsgrove			X
United States	Beltsville, MD	X		X
	East St. Louis, IL			X
	Easton, PA			X
	Gonzales, TX				X
	Harrisburg, NC	X		X
	La Mirada, CA	X
	Laurens, SC		X
	Middletown, NY (formerly owned)	X		X		X
	New Johnsonville, TN		X	X
	Silver Peak, NV	X			X
	Sunbright, VA (facility closed)	X				X
	Valdosta, GA	X

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

These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at the following Superfund locations: Casmalia, CA; Laurel, MD; Niagara Falls, NY; South Gate, CA; and Whittier, CA and has reserves for these matters totaling $0.1 million at September 30, 2010. In addition, the German authorities have ordered the Company to investigate and, depending on the results, potentially remediate a portion of a former site in Liebenau, Germany. The Company is currently in the process of gathering additional information regarding the site and cannot predict the potential scope of any such remediation.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $50.5 million and $55.1 million for known environmental liabilities as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, $48.7 million and $53.6 million, respectively, were classified as other non-current liabilities in the consolidated balance sheets. Included in the $50.5 million as of September 30, 2010 is $26.5 million that is discounted using discount rates ranging from 5.0% to 8.0%, with the undiscounted amount of these reserves equaling $39.1 million. Included in the $55.1 million as of December 31, 2009 is $22.8 million that is discounted using discount rates ranging from 5.0% to 7.5%, with the undiscounted amount of these reserves equaling $33.5 million. In certain cases, the Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. The Company estimates that the potential range for such environmental matters as of September 30, 2010 is from $50.5 million to $75.3 million. For the nine months ended September 30, 2010, the Company recorded charges of $2.3 million to increase its environmental liabilities and made payments of $4.5 million for clean-up and remediation costs, which reduced its environmental liabilities. For the nine months ended September 30, 2010, the recurring cost of managing hazardous substances for ongoing operations is $34.1 million.

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$187.0	$673.9	$860.9
Cost of products sold	—	132.5	451.7	584.2
Gross profit	—	54.5	222.2	276.7
Selling, general and administrative expenses	—	44.9	126.7	171.6
Restructuring and other severance costs	—	0.3	1.2	1.5
Loss on sale of assets and other	—	—	0.1	0.1
Operating income	—	9.3	94.2	103.5
Other income (expenses), net:
Intergroup interest, net	35.6	(13.7)	(21.9)	—
Interest expense, net	(31.6)	(0.6)	(6.4)	(38.6)
Loss on early extinguishment of debt	(0.1)	(0.7)	(0.8)	(1.6)
Intergroup other, net	—	3.4	(3.4)	—
Foreign exchange (loss) gain, net	(3.3)	(0.4)	4.6	0.9
Other, net	—	—	—	—
Other income (expenses), net	0.6	(12.0)	(27.9)	(39.3)
Income (loss) from continuing operations before taxes	0.6	(2.7)	66.3	64.2
Income tax provision	0.1	1.6	19.0	20.7
Net income (loss)	0.5	(4.3)	47.3	43.5
Net income attributable to the noncontrolling interest	—	—	(3.0)	(3.0)
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$0.5	$(4.3)	$44.3	$40.5

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$168.1	$618.1	$786.2
Cost of products sold	—	126.5	428.5	555.0
Gross profit	—	41.6	189.6	231.2
Selling, general and administrative expenses	—	32.6	122.2	154.8
Restructuring and other severance costs	—	0.7	3.5	4.2
Gain on sale of assets	—	(0.4)	—	(0.4)
Operating income	—	8.7	63.9	72.6
Other expenses, net:
Intergroup interest, net	33.9	(15.7)	(18.2)	—
Interest expense, net	(43.2)	(0.4)	(10.0)	(53.6)
Intergroup other, net	—	2.1	(2.1)	—
Gain (loss) on early extinguishment of debt, net	0.7	(0.7)	(0.9)	(0.9)
Foreign exchange gain, net	—	—	4.5	4.5
Other, net	(0.1)	0.1	—	—
Other expenses, net	(8.7)	(14.6)	(26.7)	(50.0)
(Loss) income from continuing operations before taxes	(8.7)	(5.9)	37.2	22.6
Income tax provision (benefit)	7.7	(3.3)	8.6	13.0
(Loss) income from continuing operations	(16.4)	(2.6)	28.6	9.6
(Loss) income from discontinued operations, net of tax	(0.2)	0.1	—	(0.1)
Net (loss) income	(16.6)	(2.5)	28.6	9.5
Net loss attributable to the noncontrolling interest	—	—	0.6	0.6
Net (loss) income attributable to Rockwood Specialties Group, Inc.	$(16.6)	$(2.5)	$29.2	$10.1

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2010

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$553.5	$2,015.8	$2,569.3
Cost of products sold	—	392.7	1,351.7	1,744.4
Gross profit	—	160.8	664.1	824.9
Selling, general and administrative expenses	0.1	132.9	381.4	514.4
Restructuring and other severance costs	—	0.4	4.5	4.9
Loss on sale of assets and other	—	—	0.2	0.2
Operating income	(0.1)	27.5	278.0	305.4
Other income (expenses), net:
Intergroup interest, net	112.8	(41.6)	(71.2)	—
Interest expense, net	(97.5)	(1.8)	(17.4)	(116.7)
Loss on early extinguishment of debt	(0.1)	(0.7)	(0.8)	(1.6)
Intergroup other, net	—	10.7	(10.7)	—
Foreign exchange gain (loss), net	1.2	(0.6)	0.2	0.8
Other, net	—	—	0.5	0.5
Other income (expenses), net	16.4	(34.0)	(99.4)	(117.0)
Income (loss) from continuing operations before taxes	16.3	(6.5)	178.6	188.4
Income tax provision	0.5	4.6	48.3	53.4
Net income (loss)	15.8	(11.1)	130.3	135.0
Net income attributable to the noncontrolling interest	—	—	(5.2)	(5.2)
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$15.8	$(11.1)	$125.1	$129.8

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2009

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$480.1	$1,696.5	$2,176.6
Cost of products sold	—	365.5	1,194.6	1,560.1
Gross profit	—	114.6	501.9	616.5
Selling, general and administrative expenses	0.1	99.9	350.9	450.9
Restructuring and other severance costs	—	3.8	12.2	16.0
Gain on sale of assets	—	(0.3)	—	(0.3)
Operating income	(0.1)	11.2	138.8	149.9
Other income (expenses), net:
Intergroup interest, net	87.6	(40.4)	(47.2)	—
Interest expense, net	(99.0)	(1.3)	(31.1)	(131.4)
Intergroup other, net	155.3	(147.4)	(7.9)	—
Gain (loss) on early extinguishment of debt	5.2	(6.9)	(24.9)	(26.6)
Foreign exchange (loss) gain, net	(3.3)	(0.1)	18.8	15.4
Other, net	(0.5)	0.5	0.4	0.4
Other income (expenses), net	145.3	(195.6)	(91.9)	(142.2)
Income (loss) from continuing operations before taxes	145.2	(184.4)	46.9	7.7
Income tax provision (benefit)	6.9	1.3	(1.3)	6.9
Income (loss) from continuing operations	138.3	(185.7)	48.2	0.8
Income from discontinued operations, net of tax	1.0	0.2	2.1	3.3
Net income (loss)	139.3	(185.5)	50.3	4.1
Net loss attributable to the noncontrolling interest	—	—	6.2	6.2
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$139.3	$(185.5)	$56.5	$10.3

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2010

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6.5	$173.2	$101.1	$—	$280.8
Accounts receivable, net	—	98.7	418.8	—	517.5
Inventories	—	115.1	413.5	—	528.6
Deferred income taxes	—	—	3.1	—	3.1
Prepaid expenses and other current assets	4.2	10.0	52.6	—	66.8
Total current assets	10.7	397.0	989.1	—	1,396.8
Property, plant and equipment, net	—	260.1	1,361.7	—	1,621.8
Investment in subsidiary	1,045.8	91.0	—	(1,136.8)	—
Goodwill	—	17.1	876.9	—	894.0
Intergroup receivable	2,286.0	45.3	3,898.2	(6,229.5)	—
Other intangible assets, net	—	83.8	540.7	—	624.5
Deferred debt issuance costs, net	1.0	4.3	13.6	—	18.9
Deferred income taxes	8.6	(7.2)	24.8	—	26.2
Other assets	—	1.0	39.9	—	40.9
Total assets	$3,352.1	$892.4	$7,744.9	$(7,366.3)	$4,623.1
LIABILITIES
Current liabilities:
Accounts payable	$—	$45.9	$177.1	$—	$223.0
Income taxes payable	—	0.4	20.2	—	20.6
Accrued compensation	—	43.8	106.6	—	150.4
Accrued expenses and other current liabilities	30.0	64.1	124.3	—	218.4
Deferred income taxes	10.3	(7.9)	4.2	—	6.6
Long-term debt, current portion	4.6	—	85.9	—	90.5
Total current liabilities	44.9	146.3	518.3	—	709.5
Long-term debt	1,763.3	—	341.8	—	2,105.1
Pension and related liabilities	—	12.2	385.5	—	397.7
Intergroup payable	79.4	1,185.7	4,964.4	(6,229.5)	—
Deferred income taxes	—	—	80.3	—	80.3
Other liabilities	31.2	23.5	72.2	—	126.9
Total liabilities	1,918.8	1,367.7	6,362.5	(6,229.5)	3,419.5
EQUITY
Rockwood Specialties Group, Inc. stockholder’s equity:
Common stock	—	190.6	164.7	(355.3)	—
Paid-in capital	1,044.0	186.9	594.6	(781.5)	1,044.0
Accumulated other comprehensive income	44.9	12.0	102.4	—	159.3
Retained earnings (deficit)	344.4	(864.8)	230.7	—	(289.7)
Total Rockwood Specialties Group, Inc. stockholder’s equity	1,433.3	(475.3)	1,092.4	(1,136.8)	913.6
Noncontrolling interest	—	—	290.0	—	290.0
Total equity	1,433.3	(475.3)	1,382.4	(1,136.8)	1,203.6
Total liabilities and equity	$3,352.1	$892.4	$7,744.9	$(7,366.3)	$4,623.1

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2010

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15.8	$(11.1)	$130.3	$135.0
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	38.3	155.1	193.4
Deferred financing costs amortization	0.2	1.0	3.3	4.5
Loss on early extinguishment of debt	0.1	0.7	0.8	1.6
Foreign exchange (gain) loss	(1.2)	0.6	(0.2)	(0.8)
Fair value adjustment of derivatives	(4.2)	—	(4.7)	(8.9)
Bad debt provision	—	(0.5)	—	(0.5)
Stock-based compensation	—	6.3	3.3	9.6
Deferred income taxes	4.4	3.1	22.3	29.8
Restructuring and other	—	0.1	2.2	2.3
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(22.0)	(55.8)	(77.8)
Inventories	—	(8.0)	(16.9)	(24.9)
Prepaid expenses and other assets	(4.4)	13.1	(12.5)	(3.8)
Accounts payable	—	6.3	(9.5)	(3.2)
Income taxes payable	0.3	1.2	(2.4)	(0.9)
Accrued expenses and other liabilities	8.0	39.2	64.9	112.1
Intercompany operating activities, net	(28.8)	22.4	6.4	—
Net cash (used in) provided by operating activities	(9.8)	90.7	286.6	367.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	—	—	(0.9)	(0.9)
Capital expenditures, excluding capital leases	—	(14.1)	(102.1)	(116.2)
Proceeds on sale of assets	—	—	2.0	2.0
Net cash used in investing activities	—	(14.1)	(101.0)	(115.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Titanium Dioxide Pigments revolving credit facility	—	—	(14.3)	(14.3)
Prepayment of senior secured debt	(200.2)	—	—	(200.2)
Repayment of senior secured debt	(8.3)	—	(22.0)	(30.3)
Proceeds from other borrowings	—	—	19.3	19.3
Payments on other long-term debt	—	—	(45.2)	(45.2)
Deferred financing costs	(0.3)	—	—	(0.3)
Intercompany financing related activity	204.5	56.9	(261.4)	—
Net cash (used in) provided by financing activities	(4.3)	56.9	(323.6)	(271.0)
Effect of exchange rate changes on cash and cash equivalents	0.8	(0.6)	(1.3)	(1.1)
Net (decrease) increase in cash and cash equivalents	(13.3)	132.9	(139.3)	(19.7)
Cash and cash equivalents, beginning of period	19.8	40.3	240.4	300.5
Cash and cash equivalents, end of period	$6.5	$173.2	$101.1	$280.8

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$139.3	$(185.5)	$50.3	$4.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(1.0)	(0.2)	(2.1)	(3.3)
Depreciation and amortization	—	41.0	167.5	208.5
Deferred financing costs amortization	0.2	0.8	5.2	6.2
Loss on early extinguishment of debt	6.7	2.0	17.9	26.6
Foreign exchange loss (gain), net	3.3	0.1	(18.8)	(15.4)
Fair value adjustment of derivatives	(4.9)	—	3.6	(1.3)
Bad debt provision	—	0.2	0.5	0.7
Stock-based compensation	—	2.1	1.0	3.1
Deferred income taxes	1.1	5.0	(17.6)	(11.5)
Loss on sale of assets and other	—	(0.1)	0.2	0.1
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(1.0)	(3.6)	(4.6)
Inventories	—	41.9	79.5	121.4
Prepaid expenses and other assets	0.5	(6.9)	6.1	(0.3)
Accounts payable	—	(3.1)	(29.1)	(32.2)
Income taxes payable	6.4	(5.0)	(2.2)	(0.8)
Accrued expenses and other liabilities	9.4	(17.7)	(23.8)	(32.1)
Intercompany operating activities, net	276.5	(222.6)	(53.9)	—
Net cash provided by (used in) operating activities	437.5	(349.0)	180.7	269.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees paid, net of cash acquired	—	—	(6.4)	(6.4)
Capital expenditures, excluding capital leases	—	(20.5)	(96.0)	(116.5)
Contractual advance to Titanium Dioxide Pigments noncontrolling shareholder	—	—	(16.0)	(16.0)
Proceeds on sale of assets	—	2.6	5.3	7.9
Net cash used in investing activities of continuing operations	—	(17.9)	(113.1)	(131.0)
Net cash used in investing activities of discontinued operations	—	(0.5)	—	(0.5)
Net cash used in investing activities	—	(18.4)	(113.1)	(131.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of 2014 Notes	(146.8)	—	—	(146.8)
Proceeds from Titanium Dioxide Pigments revolving credit facility	—	—	14.1	14.1
Prepayment of senior secured debt	(40.8)	—	(61.5)	(102.3)
Repayment of senior secured debt	(19.7)	—	(29.5)	(49.2)
Payments on other long-term debt	—	—	(6.2)	(6.2)
Loan from Viance noncontrolling shareholder	—	—	2.0	2.0
Fees related to early extinguishment of debt	(12.0)	—	—	(12.0)
Deferred financing costs	(13.8)	—	—	(13.8)
Intercompany financing related activity	(440.3)	370.8	69.5	—
Net cash (used in) provided by financing activities	(673.4)	370.8	(11.6)	(314.2)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	—	(9.6)	(10.1)
Net (decrease) increase in cash and cash equivalents	(236.4)	3.4	46.4	(186.6)
Cash and cash equivalents of continuing operations, beginning of period	272.7	11.5	184.5	468.7
Cash and cash equivalents of continuing operations, end of period	$36.3	$14.9	$230.9	$282.1

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in “Forward-Looking Statements” at the end of this Management’s Discussion and Analysis section and the risk factors section of the Company’s 2009 Form 10-K. You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report. Amounts may not recalculate due to rounding differences

Unless otherwise noted, all balance sheet- related items which are denominated in Euros are converted at the September 30, 2010 exchange rate of €1.00 = $1.3634.

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

•            In the first half of 2009, we repurchased a portion of our Euro-denominated senior subordinated notes due in 2014, voluntarily prepaid a portion of our senior secured term loans and amended our senior secured credit agreement; and

•            As discussed in Note 10, “Long-term Debt,” we voluntarily prepaid $200.2 million of our senior secured term loans on July 29, 2010.

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

Specialty Chemicals

•            Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. In 2009, results declined on lower volumes in most businesses, partially offset by increased selling prices. In the first nine months of 2010, results were up from higher volumes in all markets. Sales are expected to continue to be higher throughout the remainder of 2010 primarily from higher volumes across most markets.

•            Demand for our lithium carbonate products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand for battery applications, glass ceramics, cement, the aluminum industry and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals markets as well as generic competition. In 2009, lower volumes in most applications, particularly in lithium and metal sulfide applications, had a negative impact on results. In the first nine months of 2010, results were higher primarily from increased volumes of lithium products and metal sulfide applications. This was partially offset by lower selling prices of potash and lithium carbonate. Higher volumes are expected for the remainder of 2010 in lithium applications. Results are expected to be negatively impacted by the highly competitive business environment.

Performance Additives

•            Generally, a trend towards the increased use of colored concrete products in the construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market has negatively impacted construction sales. North American volumes were lower in 2009 and have continued to be lower through the first nine months of 2010. European volumes were lower in 2009. However, European volumes in the first nine months of 2010 were comparable to the same period in the prior year. Higher volumes of coatings products had a favorable impact on results in the first nine months of 2010.

•            Demand for our wood protection products, in particular alkaline copper quaternary, or ACQ, is generally driven by both repair and remodeling, as well as new construction. The market position of ACQ was negatively impacted in 2009 by a general slowdown in the construction market, some customer shifts to substitute products and the use of wood substitutes. In the first nine months of 2010, volumes of ACQ products decreased slightly. A continued slowdown in the construction industry and substitute products could have a negative impact on our results in the remainder of 2010.

•            In the Clay-based Additives business, net sales decreased in 2009 as lower volumes in most applications were partially offset by increased selling prices. In the first nine months of 2010, higher volumes in most markets, particularly oilfield, had a favorable impact on results. We expect sales growth throughout the remainder of 2010 primarily from higher volumes in most market segments.

Titanium Dioxide Pigments

•            Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, printing inks, construction, cosmetics, pharmaceutical, food, paper and plastics industries. Market conditions, including pricing pressure and industry overcapacity, have negatively impacted this industry in the past. Sales decreased in 2009 as lower volumes of fiber anatase applications were partially offset by increased selling prices. Sales of titanium dioxide products in rutile grade applications were up in 2009 due to higher volumes as a result of the venture with Kemira that was completed on September 1, 2008, and higher selling prices. In the first nine months of 2010, higher volumes, as well as selling price increases, of both rutile and anatase applications had a favorable impact on results. Our functional additives sales were down in 2009 as lower volumes were partially offset by higher selling prices. In the first nine months of 2010, higher volumes, as well as selling price increases of functional additives had a favorable impact on results. We expect sales of rutile, anatase and functional additives applications to continue to be higher throughout the remainder of 2010.

Advanced Ceramics

•            Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. Sales of our medical device applications increased in 2009 and the first nine months of 2010 on higher volumes. We expect sales for these applications to be higher throughout the remainder of 2010.

•            Sales of ceramic products for use in cutting tool applications were lower in 2009. Sales of mechanical systems and applications, electronic applications and multi-functional applications were also down in 2009 from lower volumes, particularly related to the economic downturn in the automotive industry. Sales of all product applications, including cutting tools, mechanical systems and applications, electronic applications and multi-functional applications, were up in the first nine months of 2010 on higher volumes. We expect sales for these applications to continue to increase throughout the remainder of 2010.

Specialty Compounds

•            Our largest product line in the Specialty Compounds segment is wire and cable compounds. Sales within this product line are dependent upon the telecommunications market and related sectors, specifically demand for high-end voice and data communication wire and cable, for which our Specialty Compounds segment is a significant provider of sheathing materials. Non-halogen products for wire and cable data communication, military and other applications have expanded business in North America for those applications and created opportunities in Europe. However, as a result of a general downturn in the wire and cable market, volumes of wire and cable products were down in 2009. In the first nine months of 2010, higher volumes of wire and cable products had a favorable impact on results. For the remainder of 2010, we expect sales of wire and cable products to be higher.

•            Most of the other end-use markets for which Specialty Compounds’ products are used generally track growth of gross domestic product, but many are also application specific, such as automotive. We are focusing more of our efforts towards increasing high margin specialty products, in particular, thermoplastic elastomers, and less of our efforts in automotive and footwear. Our net sales in consumer/industrial thermoplastic elastomers and regulated packaging were lower in 2009. In the first nine months of 2010, sales of consumer/industrial thermoplastic elastomers and regulated packaging increased on higher volumes. We expect sales for these applications to be higher throughout the remainder of 2010.

•            Raw material prices for polyvinyl chloride (“PVC”) resin and plasticizers, key raw materials used in the production of most products, were down in 2009, but were higher in the first nine months of 2010. These raw material prices are expected to be slightly higher throughout the remainder of 2010.

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

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. For the three and nine months ended September 30, 2010, the average exchange rate of the Euro against the U.S. dollar was lower compared to the same period in 2009. As a result, our net sales, gross profit and operating income were negatively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

Raw Materials

Raw materials constituted approximately 47% of our 2009 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2009. In 2009, lower raw material costs had a favorable impact on our results of operations. However, higher raw material costs in the first nine months of 2010 had an unfavorable impact on our results of operations. The significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers. See details of our ten most significant raw materials (in terms of dollars) in Item 1, “Business — Raw Materials” in our 2009 Form 10-K.

Energy Costs

In 2009, energy purchases represented approximately 8% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. Overall, energy costs in the Company in 2009 were lower in a number of our businesses, particularly in North America. For the first nine months of 2010, energy costs were comparable to the same period in the prior year.

Income Taxes

We recorded an income tax provision of $20.7 million in the third quarter of 2010 on income from continuing operations before taxes of $64.2 million. The income tax provision in the third quarter of 2010 was favorably impacted by foreign rate differentials, partially offset by a domestic loss that was not tax effected due to a valuation allowance.

In the third quarter of 2010, the worldwide valuation allowance increased by $20.7 million. This was primarily due to foreign exchange losses that resulted in a tax effect of $8.2 million recorded in other comprehensive income, $10.0 million related to increases in domestic deferred tax assets, as well as $3.2 million related to taxable losses. Of the $20.7 million increase in the valuation allowance, $13.2 million impacted the tax provision.

Special Charges and Credits

During the periods presented, we incurred certain special charges that included systems/organization establishment expenses, restructuring and other severance costs and foreign exchange gains and losses. See “Items excluded from Adjusted EBITDA” section in Note 4, “Segment Information,” for a discussion of special charges and credits recorded in the three and nine months ended September 30, 2010 and 2009.

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

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation from net income is set forth in—Reconciliation of Net Income Attributable to Rockwood Specialties Group, Inc. to Adjusted EBITDA for the three and nine months ended September 30, 2010 and 2009), including as a percentage of net sales, for the periods presented. See Note 4, “Segment Information,” for segment information and a reconciliation to income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009
Statement of operations data:
Net sales:
Specialty Chemicals	$283.6	$261.5	$860.5	$723.0
Performance Additives	187.8	182.2	564.4	517.6
Titanium Dioxide Pigments	192.7	177.5	564.1	480.8
Advanced Ceramics	131.0	108.6	385.3	293.6
Specialty Compounds	63.9	54.8	189.9	157.5
Corporate and other	1.9	1.6	5.1	4.1
Total net sales	860.9	786.2	2,569.3	2,176.6

Gross profit	276.7	231.2	824.9	616.5
	32.1%	29.4%	32.1%	28.3%
Selling, general and administrative expenses	171.6	154.8	514.4	450.9
	19.9%	19.7%	20.0%	20.7%
Restructuring and other severance costs	1.5	4.2	4.9	16.0
Loss (gain) on sale of assets and other	0.1	(0.4)	0.2	(0.3)
Operating income (loss):
Specialty Chemicals	52.2	47.7	161.6	113.9
	18.4%	18.2%	18.8%	15.8%
Performance Additives	19.7	10.6	53.8	16.8
	10.5%	5.8%	9.5%	3.2%
Titanium Dioxide Pigments	18.2	4.0	44.5	6.8
	9.4%	2.3%	7.9%	1.4%
Advanced Ceramics	27.6	17.1	80.5	31.3
	21.1%	15.7%	20.9%	10.7%
Specialty Compounds	7.2	5.6	22.3	16.9
	11.3%	10.2%	11.7%	10.7%
Corporate and other	(21.4)	(12.4)	(57.3)	(35.8)
Total operating income	103.5	72.6	305.4	149.9
Other expenses, net:
Interest expense, net	(38.6)	(53.6)	(116.7)	(131.4)
Loss on early extinguishment of debt	(1.6)	(0.9)	(1.6)	(26.6)
Foreign exchange gain, net	0.9	4.5	0.8	15.4
Other, net	—	—	0.5	0.4
Other expenses, net	(39.3)	(50.0)	(117.0)	(142.2)
Income from continuing operations before taxes	64.2	22.6	188.4	7.7
Income tax provision	20.7	13.0	53.4	6.9
Income from continuing operations	43.5	9.6	135.0	0.8
(Loss) income from discontinued operations, net of tax	—	(0.1)	—	3.3
Net income	43.5	9.5	135.0	4.1
Net (income) loss attributable to noncontrolling interest	(3.0)	0.6	(5.2)	6.2
Net income attributable to Rockwood Specialties Group, Inc.	$40.5	$10.1	$129.8	$10.3

Adjusted EBITDA:
Specialty Chemicals	$70.8	$68.1	$218.0	$175.9
	25.0%	26.0%	25.3%	24.3%
Performance Additives	34.1	28.3	100.6	71.2
	18.2%	15.5%	17.8%	13.8%
Titanium Dioxide Pigments	34.2	24.6	94.5	65.6
	17.7%	13.9%	16.8%	13.6%
Advanced Ceramics	40.3	31.4	117.9	75.3
	30.8%	28.9%	30.6%	25.6%
Specialty Compounds	9.4	8.8	28.6	25.5
	14.7%	16.1%	15.1%	16.2%
Corporate and other	(19.7)	(10.1)	(53.3)	(27.9)
Total Adjusted EBITDA	$169.1	$151.1	$506.3	$385.6

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three months ended September 30, 2010 versus 2009				Change: Nine months ended September 30, 2010 versus 2009
			Constant	Constant			Constant	Constant
		%	Currency	Currency		%	Currency	Currency
($ in millions)	Total	Change	Effect (a)	Basis	Total	Change	Effect (a)	Basis
Statement of operations data:
Net sales:
Specialty Chemicals	$22.1	8.5%	$(12.2)	$34.3	$137.5	19.0%	$(0.7)	$138.2
Performance Additives	5.6	3.1	(6.3)	11.9	46.8	9.0	(5.3)	52.1
Titanium Dioxide Pigments	15.2	8.6	(20.4)	35.6	83.3	17.3	(23.5)	106.8
Advanced Ceramics	22.4	20.6	(11.3)	33.7	91.7	31.2	(12.0)	103.7
Specialty Compounds	9.1	16.6	(1.2)	10.3	32.4	20.6	0.5	31.9
Corporate and other	0.3	18.8	(0.2)	0.5	1.0	24.4	(0.2)	1.2
Total net sales	74.7	9.5	(51.6)	126.3	392.7	18.0	(41.2)	433.9

Gross profit	45.5	19.7	(16.2)	61.7	208.4	33.8	(12.1)	220.5
Selling, general and administrative expenses	16.8	10.9	(9.6)	26.4	63.5	14.1	(6.2)	69.7
Restructuring and other severance costs	(2.7)			(2.7)	(11.1)			(11.1)
Loss (gain) on sale of assets and other	0.5			0.5	0.5			0.5
Total operating expenses	14.6	9.2	(9.6)	24.2	52.9	11.3	(6.2)	59.1
Operating income (loss):
Specialty Chemicals	4.5	9.4	(1.7)	6.2	47.7	41.9	(0.1)	47.8
Performance Additives	9.1	85.8	(0.7)	9.8	37.0	220.2	(0.9)	37.9
Titanium Dioxide Pigments	14.2	355.0	(1.8)	16.0	37.7	554.4	(2.4)	40.1
Advanced Ceramics	10.5	61.4	(2.7)	13.2	49.2	157.2	(3.0)	52.2
Specialty Compounds	1.6	28.6	(0.1)	1.7	5.4	32.0	0.1	5.3
Corporate and other	(9.0)	(72.6)	0.4	(9.4)	(21.5)	(60.1)	0.4	(21.9)
Total	30.9	42.6	(6.6)	37.5	155.5	103.7	(5.9)	161.4
Other expenses, net:
Interest expense, net	15.0	(28.0)	1.9	13.1	14.7	(11.2)	2.0	12.7
Loss on early extinguishment of debt	(0.7)				25.0
Foreign exchange gain, net	(3.6)				(14.6)
Other, net	—				0.1
Other expenses, net	10.7				25.2
Income from continuing operations before taxes
Specialty Chemicals	4.2				56.1
Performance Additives	9.8				39.2
Titanium Dioxide Pigments	16.5				46.5
Advanced Ceramics	12.8				59.9
Specialty Compounds	1.9				6.0
Corporate and other	(3.6)				(27.0)
Total	41.6				180.7
Income tax provision	7.7				46.5
Income from continuing operations	33.9				134.2
(Loss) income from discontinued operations, net of tax	0.1				(3.3)
Net income	34.0				130.9
Net (income) loss attributable to noncontrolling interest	(3.6)				(11.4)
Net income attributable to Rockwood Specialties Group, Inc.	$30.4				$119.5
Adjusted EBITDA:
Specialty Chemicals	$2.7	4.0%	$(2.4)	$5.1	$42.1	23.9%	$(0.5)	$42.6
Performance Additives	5.8	20.5	(1.3)	7.1	29.4	41.3	(1.5)	30.9
Titanium Dioxide Pigments	9.6	39.0	(3.6)	13.2	28.9	44.1	(4.3)	33.2
Advanced Ceramics	8.9	28.3	(3.8)	12.7	42.6	56.6	(4.0)	46.6
Specialty Compounds	0.6	6.8	(0.2)	0.8	3.1	12.2	0.1	3.0
Corporate and other	(9.6)	(95.0)	0.3	(9.9)	(25.4)	(91.0)	0.3	(25.7)
Total Adjusted EBITDA	$18.0	11.9%	$(11.0)	$29.0	$120.7	31.3%	$(9.9)	$130.6

(a)                The constant currency effect is the translation impact calculated based on the change in the applicable rate, primarily the Euro, to the U.S. dollar exchange rate for the applicable period.

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Overview

Net sales increased $74.7 million, or 9.5%, in the third quarter of 2010 compared with the same period in the prior year primarily due to higher volumes, as well as higher selling prices and a favorable product mix. This was partially offset by the negative impact of currency changes of $51.6 million. See further discussion by segment below.

Operating income and Adjusted EBITDA increased in the third quarter of 2010 compared with the same period in the prior year primarily due to the higher net sales noted above. This was partially offset by higher raw material, production and maintenance costs, as well as increased variable compensation-related costs and the negative impact of currency changes.

Net income from continuing operations increased $33.9 million to $43.5 million in the third quarter of 2010 from $9.6 million in the same period in the prior year primarily due to the reasons noted above, lower interest expense and a lower effective tax rate in the third quarter of 2010. This was partially offset by decreased foreign exchange gains on financing activities.

Net income attributable to noncontrolling interest of $3.0 million in the third quarter of 2010 was primarily related to higher earnings in the Titanium Dioxide Pigments venture in the third quarter of 2010. Net loss attributable to noncontrolling interest of $0.6 million in the third quarter of 2009 was primarily related to losses recorded in our Titanium Dioxide Pigment’s venture.

Net income attributable to Rockwood Specialties Group, Inc. increased $30.4 million to $40.5 million in the third quarter of 2010 from $10.1 million in the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.  Net sales increased $22.1 million, or 8.5%, over the prior year primarily due to higher volumes, partially offset by the negative impact of currency changes of $12.2 million. In the Fine Chemicals business, higher volumes of lithium products were partially offset by lower selling prices of potash and lithium carbonate. Net sales in the Surface Treatment business were higher on increased volumes in all markets, particularly in automotive and general industrial applications.

Performance Additives.  Net sales increased $5.6 million, or 3.1%, over the prior year primarily due to higher volumes of oilfield and other applications in our Clay-based Additives business and a favorable product mix and increased selling prices in our Color Pigments and Services business. This was partially offset by the negative impact of currency changes of $6.3 million and lower construction volumes in the United States.

Titanium Dioxide Pigments.  Net sales increased $15.2 million, or 8.6%, over the prior year primarily from higher selling prices, as well as increased volumes in all applications and a favorable product mix. This was partially offset by the negative impact of currency changes of $20.4 million.

Advanced Ceramics.  Net sales increased $22.4 million, or 20.6%, over the prior year from higher volumes in all applications, primarily medical, automotive and electronic applications. This was partially offset by the negative impact of currency changes of $11.3 million and lower selling prices.

Specialty Compounds.  Net sales increased $9.1 million, or 16.6%, over the prior year from higher selling prices, as well as increased volumes in most applications, primarily in wire and cable.

Gross profit

Gross profit increased $45.5 million, or 19.7%, over the prior year primarily due to the volume increases noted above. This was partially offset by the negative impact of currency changes of $16.2 million and higher raw material, production and maintenance costs. Gross profit as a percentage of net sales were 32.1% in the third quarter of 2010 compared to 29.4% in the third quarter of 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $16.8 million, or 10.9%, over the prior year primarily due to the impact of the higher net sales noted above and higher variable compensation-related costs. This was partially offset by the impact of currency changes of $9.6 million. SG&A expenses as a percentage of net sales were 19.9% in the third quarter of 2010 compared to 19.7% in the third quarter of 2009.

Restructuring and other severance costs

We recorded restructuring and other severance costs of $1.5 million and $4.2 million in the three months ended September 30, 2010 and 2009, respectively, for miscellaneous restructuring activities, including headcount reductions, asset write-offs and facility closures. See Note 13, “Restructuring and Other Severance Costs,” for further details.

Operating income

Specialty Chemicals.  Operating income increased $4.5 million, or 9.4%, over the prior year primarily due to the higher net sales discussed above and lower restructuring and other severance costs of $2.2 million. This increase was partially offset by higher raw material costs and the negative impact of currency changes of $1.7 million.

Performance Additives. Operating income increased $9.1 million, or 85.8%, over the prior year primarily due to the higher net sales noted above, lower depreciation and amortization costs of $1.9 million and lower restructuring and other severance costs of $0.7 million. This was partially offset by higher raw material costs and the negative impact of currency changes of $0.7 million.

Titanium Dioxide Pigments.  Operating income increased $14.2 million to $18.2 million in the third quarter of 2010 from $4.0 million in the same period in the prior year primarily due to the higher net sales noted above and lower depreciation and amortization costs of $3.3 million. This was partially offset by higher raw material and production costs and the negative impact of currency changes of $1.8 million.

Advanced Ceramics.  Operating income increased $10.5 million, or 61.4%, over the prior year primarily due to the higher net sales noted above and lower depreciation and amortization costs of $1.4 million. This was partially offset by higher maintenance costs and the negative impact of currency changes of $2.7 million.

Specialty Compounds.  Operating income increased $1.6 million, or 28.6%, over the prior year primarily due to the higher net sales noted above and lower depreciation and amortization costs of $1.1 million. This was partially offset by higher raw material costs.

Corporate and other.  Operating loss increased $9.0 million, or 72.6%, primarily due to higher variable compensation-related costs.

Other income (expenses)

Interest expense, net.  Interest expense, net decreased $15.0 million, or 28.0%, over the prior year. The third quarter of 2010 and 2009 included non-cash gains and losses of $1.2 million and $(1.3) million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedges. Excluding the impact of these gains and losses, interest expense, net decreased $12.5 million primarily due to the termination of interest rate swaps in November 2009 and debt repayments.

Loss on early extinguishment of debt. In the third quarter of 2010, we recorded a loss on early extinguishment of debt of $1.6 million related to the write-off of deferred financing costs associated with the voluntary prepayment of $200.2 million of our senior secured term loans in July 2010. In the third quarter of 2009, we recorded a loss on early extinguishment of debt of $0.9 million primarily related to lender fees to extend the maturity of our revolving credit facility.

Foreign exchange, net. In the third quarter of 2010, we had foreign exchange gains of $0.9 million primarily related to Euro-denominated debt, cash and intercompany loans. In the third quarter of 2009, we recorded foreign exchange gains of $4.5 million primarily due to the impact of the stronger Euro as of September 30, 2009 versus June 30, 2009 in connection with non-operating Euro-denominated transactions.

Provision for income taxes

We recorded an income tax provision of $20.7 million in the third quarter of 2010 on income from continuing operations before taxes of $64.2 million. The income tax provision in the third quarter of 2010 was favorably impacted by foreign rate differentials, partially offset by a domestic loss that was not tax effected due to a valuation allowance.

We recorded an income tax provision of $13.0 million in the third quarter of 2009 on income from continuing operations before taxes of $22.6 million. The income tax provision in the third quarter of 2009 was negatively impacted by the absence of a tax benefit for the Company’s domestic losses as a result of a full valuation allowance.

Income from continuing operations

Income from continuing operations for the third quarter of 2010 was $43.5 million as compared to income from continuing operations of $9.6 million for same period in the prior year for the reasons described above.

Net (income) loss attributable to noncontrolling interest

Net income attributable to noncontrolling interest of $3.0 million in the third quarter of 2010 was primarily related to higher earnings in the Titanium Dioxide Pigments venture in the third quarter of 2010. Net loss attributable to noncontrolling interest of $0.6 million in the third quarter of 2009 was primarily related to losses recorded in our Titanium Dioxide Pigment’s venture.

Net income attributable to Rockwood Specialties Group, Inc.

Net income attributable to Rockwood Specialties Group, Inc. for the third quarter of 2010 was $40.5 million as compared to net income attributable to Rockwood Specialties Group, Inc. of $10.1 million for the same period in the prior year for the reasons described above.

Adjusted EBITDA

Specialty Chemicals.  Adjusted EBITDA increased $2.7 million, or 4.0%, over the prior year primarily due to the higher net sales discussed above. This increase was partially offset by higher raw material costs and the negative impact of currency changes of $2.4 million.

Performance Additives. Adjusted EBITDA increased $5.8 million, or 20.5%, over the prior year primarily due to the higher net sales noted above. This was partially offset by higher raw material costs and the negative impact of currency changes of $1.3 million.

Titanium Dioxide Pigments.  Adjusted EBITDA increased $9.6 million, or 39.0%, over the prior year primarily due to the higher net sales noted above. This was partially offset by higher raw material and production costs and the negative impact of currency changes of $3.6 million.

Advanced Ceramics.  Adjusted EBITDA increased $8.9 million, or 28.3%, over the prior year primarily due to the higher net sales noted above. This was partially offset by the negative impact of currency changes of $3.8 million.

Specialty Compounds.  Adjusted EBITDA increased $0.6 million, or 6.8%, over the prior year primarily due to the higher net sales noted above. This was partially offset by higher raw material costs.

Corporate and other.  Adjusted EBITDA loss increased $9.6 million, or 95.0%, primarily due to higher variable compensation-related costs.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Overview

Net sales increased $392.7 million, or 18.0%, in the nine months ended September 30, 2010 compared with the same period in the prior year primarily due to higher volumes, partially offset by the negative impact of currency changes of $41.2 million. See further discussion by segment below.

Operating income and Adjusted EBITDA increased in the nine months ended September 30, 2010 compared with the same period in the prior year primarily due to higher sales volumes. This was partially offset by higher raw material, production and maintenance costs, as well as increased variable compensation-related costs and the negative impact of currency changes.

Net income from continuing operations increased $134.2 million to $135.0 million for the nine months ended September 30, 2010 from $0.8 million in the same period in the prior year primarily due to the reasons noted above, a loss on early extinguishment of debt of $26.6 million recorded in the nine months ended September 30, 2009 and lower interest expense. This was partially offset by decreased foreign exchange gains on financing activities.

Income from discontinued operations, net of tax was $3.3 million in the nine months ended September 30, 2009 and was primarily due to the favorable resolution of a claim against the Company’s former Groupe Novasep business and the reversal of certain reserves in connection with the sale of the Electronics business in December 2007.

Net income attributable to noncontrolling interest of $5.2 million in the nine months ended September 30, 2010 was primarily related to higher earnings in the Titanium Dioxide Pigments venture, partially offset by losses recorded in our Viance venture. Net loss attributable to noncontrolling interest of $6.2 million in the nine months ended September 30, 2009 was due to losses recorded in our

Viance and Titanium Dioxide Pigment’s ventures.

Net income attributable to Rockwood Specialties Group, Inc. increased $119.5 million to $129.8 million in the nine months ended September 30, 2010 from $10.3 million in the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.  Net sales increased $137.5 million, or 19.0%, over the prior year primarily due to higher sales volumes. In the Fine Chemicals business, higher volumes of lithium products and metal sulfide applications were partially offset by lower selling prices of potash and lithium carbonate. Net sales in the Surface Treatment business were higher on increased volumes in all markets, particularly in automotive, coil/cold forming and general industrial applications.

Performance Additives.  Net sales increased $46.8 million, or 9.0%, over the prior year primarily due to higher volumes of oilfield and other applications in our Clay-based Additives business and higher volumes of coatings applications in our Color Pigments and Services business. This was partially offset by the negative impact of currency changes of $5.3 million and lower construction volumes in the United States.

Titanium Dioxide Pigments.  Net sales increased $83.3 million, or 17.3%, over the prior year primarily from higher volumes in all applications, as well as higher selling prices. This was partially offset by the negative impact of currency changes of $23.5 million.

Advanced Ceramics.  Net sales increased $91.7 million, or 31.2%, over the prior year primarily from higher volumes in all applications, primarily medical, electronics and multi-functional applications. This was partially offset by the negative impact of currency changes of $12.0 million and lower selling prices.

Specialty Compounds.  Net sales increased $32.4 million, or 20.6%, over the prior year primarily due to higher volumes in most applications, particularly in wire and cable applications, as well as increased selling prices.

Gross profit

Gross profit increased $208.4 million, or 33.8%, over the prior year primarily due to the net sales increases noted above, partially offset by the negative impact of currency changes of $12.1 million and higher raw material, production and maintenance costs. Gross profit as a percentage of net sales were 32.1% and 28.3% in the nine months ended September 30, 2010 and 2009, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) increased $63.5 million, or 14.1%, over the prior year primarily due to the impact of the higher net sales noted above, higher variable compensation-related costs and the negative impact of currency changes of $6.2 million. SG&A expenses in the nine months ended September 30, 2009 include the reversal of discretionary profit-sharing plan accruals of $2.6 million and the reversal of certain long-term incentive compensation program accruals of $2.7 million for which related targets were no longer expected to be achieved. SG&A expenses as a percentage of net sales decreased to 20.0% in the nine months ended September 30, 2010 from 20.7% in the same period in the prior year.

Restructuring and other severance costs

We recorded restructuring and other severance costs of $4.9 million in the nine months ended September 30, 2010 for miscellaneous restructuring activities, including asset write-offs, headcount reductions and facility closures. For the nine months ended September 30, 2009, we recorded restructuring and other severance costs of $16.0 million primarily related to headcount reductions as part of our global cost initiatives. See Note 13, “Restructuring and Other Severance Costs,” for further details.

Operating income

Specialty Chemicals.  Operating income increased $47.7 million, or 41.9%, over the prior year primarily due to the higher net sales noted above, lower raw material costs in our Surface Treatment business, particularly for phosphoric acid, and lower restructuring and other severance costs of $3.7 million. This increase was partially offset by lower selling prices, particularly for potash and lithium carbonate in our Fine Chemicals business.

Performance Additives. Operating income increased $37.0 million to $53.8 million in the nine months ended September 30, 2010 from $16.8 million in the same period in the prior year primarily due to the higher net sales noted above, lower depreciation and amortization costs of $3.5 million and lower restructuring and other severance costs of $2.7 million. This increase was partially offset by higher raw material costs.

Titanium Dioxide Pigments.  Operating income increased $37.7 million to $44.5 million in the nine months ended September 30, 2010 from $6.8 million in same period in the prior year primarily due to the higher net sales noted above, lower depreciation and amortization costs of $6.2 million and lower systems/organization establishment expenses of $2.2 million related to the formation of the venture completed in September 2008. This was partially offset by higher production and raw material costs and the negative impact of currency changes of $2.4 million. In addition, operating income in the nine months ended September 30, 2009 included the termination of a long-term incentive plan of $2.6 million and the receipt of a vendor rebate related to prior years of $1.7 million.

Advanced Ceramics.  Operating income increased $49.2 million to $80.5 million in the nine months ended September 30, 2010 from $31.3 million in the same period in the prior year primarily due to the higher net sales noted above, decreased restructuring and other severance costs of $4.7 million and lower depreciation and amortization costs of $1.6 million. This increase was partially offset by higher maintenance and production costs, lower selling prices and the negative impact of currency changes of $3.0 million.

Specialty Compounds.  Operating income increased $5.4 million, or 32.0%, over the prior year primarily due to the higher net sales noted above and lower depreciation and amortization costs of $2.3 million. This was partially offset by higher raw material costs, primarily PVC resin, ethylene and plasticizer costs.

Corporate and other.  Operating loss increased $21.5 million, or 60.1% over the prior year primarily due to higher variable compensation-related costs. Corporate compensation-related costs in the nine months ended September 30, 2009 included the reversal of certain long-term incentive compensation accruals of $2.7 million related to performance targets that were no longer expected to be achieved.

Other income (expenses)

Interest expense, net.  Interest expense, net decreased $14.7 million, or 11.2%, over the prior year. The nine months ended September 30, 2010 and 2009 included non-cash gains of $8.9 million and $1.3 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these gains, interest expense, net decreased $7.1 million primarily due to the termination of interest rate swaps in November 2009 and debt repayments, partially offset by higher interest rates related to the amendment of our senior secured credit facility in June 2009.

Loss on early extinguishment of debt. For the nine months ended September 30, 2010, we recorded a loss on early extinguishment of debt of $1.6 million related to the write-off of deferred financing costs associated with the voluntary prepayment of $200.2 million of our senior secured term loans in July 2010. For the nine months ended September 30, 2009, we recorded a loss on early extinguishment of debt of $26.6 million primarily related to the write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $12.0 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes.

Foreign exchange, net.  For the nine months ended September 30, 2010, foreign exchange gains of $0.8 million were reported primarily related to Euro-denominated debt, cash and intercompany loans. For the nine months ended September 30, 2009, foreign exchange gains of $15.4 million were reported primarily due to the impact of the stronger pound sterling, as well as a stronger euro, as of September 30, 2009 versus December 31, 2008, in connection with non-operating Euro-denominated transactions.

Provision for income taxes

We recorded an income tax provision of $53.4 million in the nine months ended September 30, 2010 on income from continuing operations before taxes of $188.4 million. The income tax provision was favorably impacted by domestic income that was not tax effected due to a valuation allowance and the favorable settlement of certain tax positions. As a result of these benefits and geographic earnings mix, the effective tax rate was 28.3% for the nine months ended September 30, 2010.

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

Income (loss) from continuing operations

Income from continuing operations for the nine months ended September 30, 2010 was $135.0 million as compared to income from continuing operations of $0.8 million for the nine months ended September 30, 2009 for the reasons described above.

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

Net (income) loss attributable to noncontrolling interest

Net income attributable to noncontrolling interest of $5.2 million in the nine months ended September 30, 2010 was primarily related to higher earnings in the Titanium Dioxide Pigments venture, partially offset by losses recorded in our Viance venture. Net loss attributable to noncontrolling interest of $6.2 million in the nine months ended September 30, 2009 was due to losses recorded in our Viance and Titanium Dioxide Pigment’s ventures.

Net income attributable to Rockwood Specialties Group, Inc.

Net income attributable to Rockwood Specialties Group, Inc. for the nine months ended September 30, 2010 and 2009 was $129.8 million and $10.3 million, respectively, for the reasons described above.

Adjusted EBITDA

Specialty Chemicals. Adjusted EBITDA increased $42.1 million, or 23.9%, over the prior year primarily due to the higher net sales noted above and lower raw material costs in our Surface Treatment business, particularly for phosphoric acid. This increase was partially offset by lower selling prices, particularly for potash and lithium carbonate in our Fine Chemicals business.

Performance Additives. Adjusted EBITDA increased $29.4 million, or 41.3% over the prior year primarily due to the higher net sales noted above. This increase was partially offset by higher raw material costs.

Titanium Dioxide Pigments.  Adjusted EBITDA increased $28.9 million, or 44.1% over the prior year primarily due to the higher net sales noted above. This was partially offset by higher production and raw material costs and the negative impact of currency changes of $4.3 million. In addition, Adjusted EBITDA in the nine months ended September 30, 2009 included the termination of a long-term incentive plan of $2.6 million and the receipt of a vendor rebate related to prior years of $1.7 million.

Advanced Ceramics.  Adjusted EBITDA increased $42.6 million, or 56.6% over the prior year primarily due to the higher net sales noted above. This increase was partially offset by higher maintenance and production costs, lower selling prices and the negative impact of currency changes of $4.0 million.

Specialty Compounds.  Adjusted EBITDA increased $3.1 million, or 12.2% over the prior year due to the higher net sales noted above. This was partially offset by higher raw material costs, primarily PVC resin, ethylene and plasticizer costs.

Corporate and other.  Adjusted EBITDA loss increased $25.4 million, or 91.0% over the prior year primarily due to higher variable compensation-related costs. Corporate compensation-related costs in the nine months ended September 30, 2009 included the reversal of certain long-term incentive compensation accruals of $2.7 million related to performance targets that were no longer expected to be achieved.

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

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009
Net income attributable to Rockwood Specialties Group, Inc.	$40.5	$10.1	$129.8	$10.3
Net income (loss) attributable to noncontrolling interest	3.0	(0.6)	5.2	(6.2)
Net income	43.5	9.5	135.0	4.1
Income tax provision	20.7	13.0	53.4	6.9
Income from discontinued operations, net of tax	—	0.1	—	(3.3)
Income from continuing operations before taxes	64.2	22.6	188.4	7.7
Interest expense, net (a)	38.6	53.6	116.7	131.4
Depreciation and amortization	63.5	71.5	193.4	208.5
Restructuring and other severance costs	1.5	4.2	4.9	16.0
Systems/organization establishment expenses	0.1	2.4	1.5	5.5
Acquisition and disposal costs	0.4	—	1.0	—
Loss on early extinguishment of debt	1.6	0.9	1.6	26.6
Loss (gain) on sale of assets and other	0.1	(0.4)	0.2	(0.3)
Foreign exchange gain, net	(0.9)	(4.5)	(0.8)	(15.4)
Other	—	0.8	(0.6)	5.6
Total Adjusted EBITDA	$169.1	$151.1	$506.3	$385.6

(a)                Includes gains of $1.2 million and losses of $1.3 million for the three months ended September 30, 2010 and 2009, respectively, and gains of $8.9 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Net cash provided by operating activities was $367.5 million and $269.2 million for the nine months September 30, 2010 and 2009, respectively. This increase was primarily due to higher net income and lower cash interest expense, partially offset by the higher use of operating cash from working capital changes.

Investing Activities.  Net cash used in investing activities was $115.1 million and $131.5 million for the nine months September 30, 2010 and 2009, respectively, and was primarily comprised of capital expenditures, as well as a $16.0 million contractual advance to the Titanium Dioxide Pigments noncontrolling shareholder for the nine months ended September 30, 2009.

Financing Activities.  Net cash used in financing activities was $271.0 million and $314.2 million for the nine months ended September 30, 2010 and 2009, respectively, and included scheduled payments for long-term debt and revolver payments. In addition, the nine months ended September 30, 2010 included the voluntary prepayment of $200.2 million of our senior secured loans. In the nine months ended September 30, 2009, we used $146.8 million of cash to prepay, at a discount, $153.2 million in aggregate principal amount of our Euro-denominated senior subordinated notes due in 2014, $102.3 million to prepay our senior secured term loans, and $25.8 million related to the amendment of the senior secured credit facility in June 2009.

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

In addition, our liquidity may be negatively impacted due to funding obligations related to certain pension plans. We have several pension plans located in Germany, Finland, the United Kingdom and the United States, which were negatively impacted by market conditions in late 2008 and early 2009. We believe we are currently adequately funded in our pension plans. The Company’s overall unfunded position in its defined benefit plans as of September 30, 2010 is $415.2 million and the funded status of our plans is 38%. However, 82% of the Company’s unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $74.2 million, and the funded status is 76%. The Company was in compliance with local funding requirements as of September 30, 2010. Almost all of the Company’s pension obligations are long-term in nature. The Company’s annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded its pension expense. Such cash outflows were less than pension expense in 2009 and during the nine months ended September 30, 2010. The measurement of our pension obligations and plan assets is dependent on a variety of assumptions used by our actuaries and is performed annually. Therefore, the funded status as of December 31, 2010 could differ significantly.

Although recent investment performance of assets in pension plans covering our employees in these countries has reduced the amount of any immediate funding obligations and we have entered into long-term funding arrangements for pension plans located in Germany and the U.K., we may have to make a one-time payment and/or enter into a long-term funding arrangement for the Finnish Plan. However, our funding obligations could change significantly based on the investment performance of the pension plan assets and changes in actuarial assumptions for local statutory funding valuations. Any deterioration of the capital markets or returns available in such markets may negatively impact our pension plan assets and increase our funding obligations for one or more of these plans and negatively impact our liquidity. We cannot predict the impact of this or any further market disruption on our pension funding obligations.

As of September 30, 2010, we had actual total indebtedness of $2,195.6 million. In July 2010, the availability under the revolving credit facility was reduced to $180.0 million providing for additional borrowings of up to $146.4 million as of September 30, 2010. There were no outstanding borrowings under this revolving credit facility as of September 30, 2010, although we had outstanding letters of credit of $33.6 million that reduced our availability under the senior secured credit facility. The €30.0 million ($40.9 million) revolving credit facility under the Titanium Dioxide Pigments venture facility provided for additional borrowings of up to €12.9 million ($17.6 million) as of September 30, 2010 after an outstanding bank guarantee of €17.1 million ($23.3 million) related to a defined benefit pension obligation.

As of September 30, 2010, we had cash and cash equivalents of $280.8 million. We may use available cash to reduce our term debt or repurchase additional 2014 Notes at any time, subject to certain limitations contained in our senior secured credit facility. As discussed in Note 10, “Long-Term Debt,” we voluntarily prepaid $200.2 million of our senior secured term loans on July 29, 2010. This prepayment was funded with available cash and cash equivalents.

Senior secured credit facilities. As of September 30, 2010 the senior secured credit facilities, as amended, consisted of:

•            a tranche A-1 term loan in an aggregate principal amount of €3.4 million ($4.6 million) and a tranche A-2 term loan in an aggregate principal amount of €29.2 million ($39.8 million), each maturing on July 30, 2011 and bearing interest at a Euribor floor of 2.00% plus 3.00% (Euribor is the Euro inter-bank offered rate);

•            a tranche E term loan in an aggregate principal amount of $116.1 million, maturing on July 30, 2012 and bearing interest at a Libor floor of 2.00% plus 2.50% (Libor is the London inter-bank offered rate);

•            a tranche G term loan in an aggregate principal amount of €59.8 million ($81.5 million) maturing on July 30, 2012 and bearing interest at a Euribor floor of 2.00% plus 2.75%;

•            a tranche H term loan in an aggregate principal amount of $781.1 million maturing on May 15, 2014 and bearing interest at a Libor floor of 2.00% plus 4.00%;

•            a tranche I term loan in an aggregate principal amount of €178.7 million ($243.6 million) maturing on May 15, 2014 and bearing interest at a Euribor floor of 2.00% plus 4.25%; and

•            a revolving credit facility in an aggregate principal amount of $180.0 million maturing on July 30, 2012 and bearing interest at the Company’s option of either (i) Libor (subject to Libor floor of 2.00%) plus 4.50% or (ii) ABR plus 3.25%. There were no outstanding borrowings under this revolving credit facility as of September 30, 2010, although we had outstanding letters of credit of $33.6 million that reduced our availability under the senior secured credit facility.

As of September 30, 2010, the weighted average interest rate for the Company is 6.8%, excluding deferred financing costs and the mark-to-market valuation of our interest-rate swaps.

ABR is the alternate base rate, which is the greater of (a) Credit Suisse’s Prime Rate, (b) the Federal Funds Effective Rate plus 0.50% or (c) the Eurodollar Rate for a one-month interest period plus 1.00%. Tranche A-1 and A-2 term loans are payable in January and July of each year at escalating percentages of the amended principal amount. As a result of the voluntary prepayment of $200.2 million of our senior secured term loans in July 2010, Tranches E, G, H and I are payable at the final maturity date.

The Company’s borrowings and the borrowings of our wholly-owned subsidiary Rockwood Specialties Limited under the senior secured credit facilities are guaranteed and secured by certain assets and pledges of capital stock.

The senior secured credit agreement, as amended, provides for a Libor (Euribor for Euro-denominated tranches) floor of 2.00% subject to pricing based on Libor or Euribor with the following applicable margins above Libor or Euribor: applicable margins for Tranches A-1 and A-2 of 3.00%; Tranche E of 2.75%; Tranche G of 3.00%; Tranche H of 4.25%; and Tranche I of 4.50%, in each case per annum, each with a 0.25% reduction for achieving a designated credit rating, with the exception of Tranches A-1 and A-2. As of September 30, 2010, the Company continued to qualify for the 0.25% interest rate reduction as the designated credit ratings were achieved.

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

The senior secured credit agreement also contains the following financial covenants that are determined based on our Adjusted EBITDA (including certain adjustments for, among other items, acquisitions and related synergies), which reflects management’s interpretations thereof:

•            a leverage ratio: for the twelve-month period ended September 30, 2010, net senior secured debt (senior secured debt plus capital lease obligations, minus cash up to a maximum of $100.0 million) to Adjusted EBITDA must be less than 4.25 to 1; for such period, our ratio equaled 2.32 to 1; and

•            an interest coverage ratio: for the twelve-month period ended September 30, 2010, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate and cross-currency interest rate derivatives) must be at least 2.00 to 1; for such period, our ratio equaled 3.94 to 1.

The senior secured credit agreement, as amended, replaced the total debt to consolidated Adjusted EBITDA ratio covenant with a senior secured debt to consolidated Adjusted EBITDA ratio covenant such that the Company may not permit its senior secured debt ratio to exceed 4.25 to 1.00 on the last day of any fiscal quarter through September 30, 2010, and 4.00 to 1.00 on the last day of any fiscal quarter thereafter. The senior secured credit agreement, as amended, also reset the asset sales basket and modified certain other baskets.

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

We were in compliance with the above covenants as of September 30, 2010.

2014 Notes.  As of September 30, 2010, the 2014 Notes have an aggregate principal amount of €250.1 million ($341.0 million) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. Interest on the 2014 Notes is payable semi-annually on May 15 and November 15 and accrues at the rate of 7.625% in the case of the Euro notes and 7.500% in the case of the U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2014 Notes on a senior subordinated unsecured basis (see Note 15, “Consolidating Financial Information,” for further details). In the first half of 2009, we repurchased at a discount €113.9 million ($153.2 million) in aggregate principal amount of our 2014 Notes. We may use available cash to repurchase additional 2014 Notes at any time, subject to certain limitations contained in our senior secured credit facility.

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

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended September 30, 2010, the fixed charge coverage ratio equaled 3.94 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

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

Titanium Dioxide Pigments venture term loans, revolving credit facility and assumed debt.  As of September 30, 2010, the Titanium Dioxide Pigments venture had €230.0 million ($313.6 million) outstanding under the term loans of its facility agreement. The facility also provides for a revolving credit facility of €30.0 million ($40.9 million). This facility provided for additional borrowings of up to €12.9 million ($17.6 million) as of September 30, 2010 after an outstanding bank guarantee of €17.1 million ($23.3 million) related to a defined benefit pension obligation. Both the term loan and revolving credit facility mature in June 2013.

As of September 30, 2010, the interest rate on the term loan and revolving credit facility is Euribor (or Libor if the currency is in USD) plus 2.25%, subject to a step down determined by reference to a leverage ratio test. The term loan is payable in installments over a five-year period from the date of the facility agreement, with payments that commenced twelve months from such date and the remainder due at the final maturity date. The term loan and revolving credit facility may be repaid in advance without penalty.

In addition, the Titanium Dioxide Pigments venture has other debt of €9.2 million ($12.6 million), primarily due to a defined benefit plan, at interest rates ranging from 3.65% to 5.00%.

The facility agreement contains affirmative and restrictive covenants, subject to certain thresholds and exceptions. The restrictive covenants limit the venture’s ability to undertake certain actions, including but not limited to acquiring or disposing of assets, creating liens on assets, entering into a merger or corporate restructuring, and incurring additional indebtedness. These covenants are calculated in accordance with International Financial Reporting Standards and are based solely on the results of the venture’s European operations. In addition, the facility agreement requires the venture to meet certain financial covenants, including:

•            A leverage coverage ratio: for the twelve-month period ended September 30, 2010, net debt to EBITDA (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement), subject to certain adjustments must be less than 3.50 to 1; for such period, our ratio equaled 2.13 to 1;

•            An interest coverage ratio: for the twelve-month period ended September 30, 2010, EBITDA, subject to certain adjustments, to cash interest expense (net of interest income), must be greater than 3.50 to 1; for such period, our ratio equaled 6.53 to 1; and

•            Cash flow coverage ratio: for the twelve-month period ended September 30, 2010, cash generated for financing activities (EBITDA, subject to certain adjustments, less working capital changes, capital expenditures and interest) to debt service (interest expense and amortization of debt) must be greater than 1.10; for such period, our ratio equaled 1.80 to 1.

We were in compliance with the above covenants as of September 30, 2010.

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

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA:

	Nine months ended
	September 30,
($ in millions)	2010	2009
Net cash provided by operating activities from continuing operations	$367.5	$269.2
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	(13.4)	(54.6)
Current portion of income tax provision	23.6	18.4
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	121.1	126.5
Restructuring and other severance costs	4.9	16.0
Systems/organization establishment expenses	1.5	5.5
Acquisition and disposal costs	1.0	—
Bad debt provision	0.5	(0.7)
Loss (gain) on sale of assets and other	0.2	(0.3)
Other	(0.6)	5.6
Total Adjusted EBITDA	$506.3	$385.6

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in the Company’s 2009 Form 10-K. As noted above, we voluntarily prepaid $200.2 million of our senior secured term loans on July 29, 2010. Except for this debt prepayment, there have not been significant changes to these contractual obligations as of September 30, 2010.

Capital Expenditures

Rockwood’s capital expenditures for the nine months ended September 30, 2010 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment. For the nine months ended September 30, 2010 and 2009, our capital expenditures, excluding capital leases, were $116.2 million and $116.5 million, respectively. Capital expenditures for each of our reporting segments are provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Specialty	Corporate and
($ in millions)	Chemicals	Additives	Pigments	Ceramics	Compounds	other	Consolidated
Nine months ended September 30, 2010	$28.6	$18.3	$43.4	$20.5	$4.8	$0.6	$116.2
Nine months ended September 30, 2009	35.6	20.5	30.3	24.7	4.3	1.1	116.5

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

Foreign currency related transactions

As of September 30, 2010, $1,087.1 million of the debt outstanding is denominated in Euros.

Recent Accounting Standards

See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for a discussion of recent accounting standards.

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of September 30, 2010, the Company had approximately $37.7 million of letters of credit and other bank guarantees, of which $37.3 million will expire in 2010 through 2014. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $33.6 million that reduced our availability under our senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

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

The significant accounting policies of the Company are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2009 Form 10-K. There have been no significant changes to these critical accounting policies and estimates as of September 30, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in the Company’s 2009 Form 10-K. There have been no significant changes to these market risks as of September 30, 2010.

Item 4T.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010 and concluded that, as of September 30, 2010, our disclosure controls and procedures are effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Advertising Matter

In September 2009, the district court issued a preliminary injunction prohibiting Viance from making certain claims related to MCQ in its advertisements and denied Viance’s request for a preliminary injunction related to certain claims in Osmose’s advertisements, which Viance subsequently appealed. The U.S. Court of Appeals, Eleventh Circuit heard oral arguments on May 20, 2010 and rendered its decision on July 30, 2010 remanding in part, affirming in part, and vacating in part the preliminary injunction. The trial court entered an order revising the preliminary injunction and an order lifting the stay and commencing discovery.

Lanxess Matter

On January 18, 2010, Lanxess Deutschland GmbH filed suit in the District Court of Satakunta, Finland against Sachtleben Pigments Oy (“Sachtleben”), a subsidiary of our Titanium Dioxide Pigment’s venture, claiming breach of contract in connection with Sachtleben’s termination of a supply agreement with plaintiff. The Court held a hearing on October 28, 2010 related to the proper jurisdiction for this matter and the Company is awaiting the Court’s ruling.

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
Date: November 5, 2010

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: November 5, 2010

Exhibit Index

Exhibit No.	Description of Exhibit

10.1*

Amended and Restated Credit Agreement, dated as of June 15, 2009, among Rockwood Specialties Group, Inc., Rockwood Specialties Limited, Rockwood Specialties International, Inc., the lenders party thereto, Credit Suisse, as Administrative agent and Collateral agent, and UBS Securities LLC and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents.

10.2*

Facility Agreement, made between Deukalion Einhundertvierundzwanzigste Vermogensveraltungs GmbH, Sachtleben Chemie GmbH, White Pigments Holding Oy, and Kemira Pigments Oy, Merchant Banking, Skandinaviska Enskilda Banken AB as Agent, Security Agent and Issuing Bank; and Nordea Bank Finland Plc as Arranger and Original Lender; and the lenders party thereto.

10.3*

Facility Agreement, as amended and restated, made between Deukalion Einhundertvierundzwanzigste Vermogensveraaltungs Gmbh, Sachtleben Chemie GmbH, White Pigments Holding Oy, and Kemira Pigments Oy, Merchant Banking, Skandinaviska Enskilda Banken AB as Agent, Security Agent and Issuing Bank; and Nordea Bank Finland Plc as Arranger and Original Lender; and the lenders party thereto.

10.4*

Merger and Transfer Agreement, dated September 28, 2010, of The Rockwood Specialties, Inc. Money Purchase Pension Plan and the Profit-Sharing/401(K) Plan for Employees of Rockwood Specialties Inc., effective as of December 31, 2010

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