Form 10-K
period 2010-12-31
ROCKWOOD SPECIALTIES GROUP INC
filed 2011-03-10
CIK 1261302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

None

(Title of class)

The Registrant meets the conditions set forth in General Instructions I (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format as permitted.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold , or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

Not applicable.

The Registrant’s common stock, par value $0.01 per share, is not publically traded. As of March 8, 2011, there were 1,910 outstanding shares of common stock of the Registrant, all of which is held by its parent company Rockwood Specialties International, Inc.

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

Unless otherwise noted, all balance sheet related items as of December 31, 2010 which are denominated in euros are converted at the December 31, 2010 exchange rate of €1.00 = $1.3384.

General

Rockwood is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials used for industrial and commercial purposes. Rockwood is focused on surface treatment and lithium chemicals; advanced ceramics, titanium dioxide pigments, iron-oxide pigments, timber-treatment chemicals and clay-based additives. Rockwood was incorporated in Delaware in October 2000 in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000 (the “KKR Acquisition”) by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). The Company is an indirect wholly-owned subsidiary of Rockwood Holdings, Inc (“Holdings”). Affiliates of KKR control less than a majority (approximately 20.9% as of December 31, 2010) of the voting power of Holdings’ outstanding common stock. On December 21, 2010, funds affiliated with KKR and DLJ Merchant Banking Partners III, L.P. (“DLJMB”) sold an aggregate of 8.0 million shares of Holdings; common stock.

On January 7, 2011, we completed the sale of our plastic compounding business, which manufactured specialty plastic compounds for the wire and cable business, as well as medical applications and other uses. This business comprised substantially all of our former Specialty Compounds segment. In the financial statements contained herein, the results of the plastic compounding business sold have been presented as discontinued operations. The rubber/thermoplastic compounding business retained is included in the “Corporate and other” category for segment reporting purposes. As of December 31, 2010, our plastic compounding business met the criteria for being reported as a discontinued operation. As a result, the consolidated financial statements have been reclassified to reflect this business as a discontinued operation for all periods presented. See Note 2, “Discontinued Operations,” for further details.

Our products consist primarily of inorganic chemicals and solutions and engineered materials. They are often customized to meet the complex needs of our customers and to enhance the value of their end products by improving performance, providing essential product attributes, lowering costs and/or making them more environmentally friendly. We generally compete in niche markets in a wide range of end-use markets, including metal treatment and general industry, chemicals and plastics, automotive, life sciences (including pharmaceutical and medical markets), construction, specialty coatings and electronics and telecommunications. No single end-use market accounted for more than 17% of our 2010 net sales.

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

We operate globally, manufacturing our products in 81 facilities in 23 countries and selling our products and providing our services to more than 60,000 customers, including some of the world’s preeminent companies. We believe our products are generally critical to our customers’ products’ performance, but account for a small percentage of the total cost of their products. No single customer accounted for more than 2% of our 2010 net sales. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 3, “Segment Information,” in the accompanying consolidated financial statements.

We operate our business through the following four business segments: (1) Specialty Chemicals; (2) Performance Additives; (3) Titanium Dioxide Pigments and (4) Advanced Ceramics. The following table sets forth net sales of each segment, and the percentage of our net sales for the year ended December 31, 2010, as well as our principal products and our principal end-use markets. For financial information about each segment, see Note 3, “Segment Information.”

	2010 Net Sales
	$ in	% of
Segment	Millions	Total	Principal Products	Principal End-Use Markets
Specialty Chemicals	$1,163.2	36%	• Lithium compounds and chemicals • Metal surface treatment chemicals including corrosion protection/prevention oils • Natural and synthetic metal sulfides • Maintenance chemicals

•    Automotive pre-coating metal treatment and car body pre-treatment

•    Steel and metal working

•    Life sciences (pharmaceutical synthesis and polymers)

•    Polymerization initiators for
elastomers

•    Batteries

•    Disc brakes

•    Aircraft industry

Performance Additives	$726.7	23%	• Iron-oxide pigments • Wood protection products • Inorganic chemicals • Synthetic and organic thickeners • Flocculants	• Residential and commercial construction and plastics • Coatings • Personal care, paper manufacturing and foundries • Oilfield • Water treatment

Titanium Dioxide Pigments	$759.2	24%	• Titanium dioxide pigments • Barium compounds • Zinc compounds	• Synthetic fibers for clothing • Plastics • Paper • Paints and coatings • Pharmaceutical contrast media

Advanced Ceramics	$515.6	16%	• Ceramic ball head and liner components used in hip joint prostheses systems • Ceramic tapes • Cutting tools • Wear and corrosion • Armor components	• Medical (hip replacement surgery) • Industrial • Electronics • Automotive

Corporate and other (a)	$26.9	1%	• Wafer recycling and repair • Rubber/thermoplastic components	• Semiconductors manufacturing • Automotive
	$3,191.6	100%

(a)                Represents our European wafer reclaim business that was not included as part of the sale of our Electronics business in December 2007 and our rubber/thermoplastic compounding business that was not included as part of the sale of our plastic compounding business in January 2011. Our wafer reclaim business provides semiconductor wafer reclaim services, wafer thinning/grinding services and wafer supply services. This business works on silicon and sapphire substrates with semiconductor and solar cells manufacturers. Our rubber/thermoplastics compounding business is active in the automotive market, with products made of rubber, thermoplastic and polyurethane materials.

Diverse Customer and End-Use Market Base. We operate a diverse portfolio of distinct specialty chemicals and advanced materials businesses. We have more than 60,000 customers worldwide that cover a wide variety of industries and geographic areas. We operate a geographically diverse business, with 54% of our net sales in 2010 generated from shipments to customers in Europe, 24% to North America (predominantly the United States) and 22% to the rest of the world. No customer accounted for more than 2% of such net sales, and our top ten customers represented only approximately 8% of such net sales. Our largest end-use market represented approximately 17% of such net sales.

The following chart provides a breakdown of our 2010 net sales by end-use markets (excluding net sales of our plastic compounding business that was sold in January 2011):

Within these end-use markets, there is further diversification by sector, product and region. For example, within the construction end-use market, our Performance Additives segment companies provide materials for new construction as well as companies that focus on remodeling and renovation. In addition, we serve construction materials clients in both the residential and commercial sectors located in North America, Europe and Asia. Within the life sciences end-use market, we serve a number of sectors, including the medical applications sector through our Advanced Ceramics segment and the pharmaceutical sector through our Specialty Chemicals segment.

Operating Segments

The following describes each of our operating segments, as well as the principal products or principal divisions within each segment.

Specialty Chemicals (36% of 2010 net sales)

Our Specialty Chemicals segment operates under the Chemetall brand name and develops and manufactures metal surface treatment products and services, lithium chemicals and fine chemicals for a wide range of industries and end markets. This segment is comprised of two business lines: (1) Surface Treatment, which supplies surface treatment products and solutions for metal processing industries; and (2) Fine Chemicals, which supplies lithium products across the entire value chain from raw materials to specialty lithium compounds and advanced metal-based specialty chemicals to niche markets. Our Specialty Chemicals segment generated net sales of $1,163.2 million, $996.6 million and $1,232.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. See Note 3, “Segment Information,” for additional financial information regarding our Specialty Chemicals segment.

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

Surface Treatment competes in markets characterized by significant barriers to entry, proprietary manufacturing technologies and know-how, demanding product-handling requirements, rigorous product quality and performance standards and specifications and longstanding service-intensive customer relationships. In order to remain competitive, we are focused on developing new products, improving process technologies, expanding our customer base and broadening our technology capabilities in existing and new markets through internal research and development and bolt-on acquisitions. Our new sites in Turkey and Brazil and the upgraded Australia site help to gain further market share in these regions. We also are involved with a number of research and development projects with industrial partners and scientific institutes on a regular basis that help us fulfill our needs for more cost efficient and environmentally compatible technologies. As a result, new products and improved technologies were launched in recent years and more are expected in the future.

The core end-markets that Surface Treatment operates in are as follows:

Automotive Technologies and Components. We provide surface treatment products and solutions for automotive OEMs, including an entire range of products and services for use in the “paint shop” step of car-body manufacture and automotive component manufacturers. The products and services we provide typically represent a low percentage of total car body production costs, but have high value in terms of corrosion protection and surface quality. Major applications include car-body treatment (zinc-phosphating), paint coagulation and cleaning and pre-treatment of automotive components such as aluminum wheels. Our services typically include intensive process control and chemical management in the customer’s production processes. We are in the process of implementing zinc-phosphate replacements globally, and believe that this represents an attractive growth area in this market.

Cold Forming and Coil Coating. We provide products and services used to facilitate the cold forming of tubes, wire drawing and cold extrusion of metal. We provide products and services used in forming, cleaning and pre-treating metal sheets used in the production of steel and aluminum coil.

General Industry. General industry includes the largest number of customers among the Surface Treatment businesses.  We offer a range of products and services to a broad range of industrial end-markets that have metal surface treatment applications, including cleaning, activation, conversion coating and final rinsing. Our products include cleaners, iron phosphates, coolants, paint strippers and flocculants.  We have also expanded our product range in North America and China, with products in the field of metalworking fluids. Over the last three years, we have introduced a new generation of iron-phosphating products in the U.S. market, which we expect will provide growth in the next few years, and began offering silane or oxsilan-based systems. The markets for General Industry include household appliances manufacturing, can producers, heating, ventilation, aluminum finishing and other diverse end-markets. In addition, we produce specialty products, which are similar to metal surface treatment products, but are used on glass substrates for glass manufacturers, including specialty cleaners, polishing products, cutting oils and cooling lubricants.

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

Competition

We believe that the top five competitors in the global metal surface treatment market held an estimated market share of more than 50% in 2010. We believe that Henkel AG & Co. KGaA is the global market leader, followed by us. The remaining top competitors include Nihon Parkerizing Co., Ltd., PPG Industries, Inc. and Nippon Paint Co., Ltd. Competition in this market is based primarily on customer service, product quality and technological capabilities.

Customers

Surface Treatment serves a large customer base that is dependent on the industry served and its specific customer needs. Surface Treatment’s largest customers include Daimler AG, ArcelorMittal, Volkswagen AG and European Aeronautic Defence and Space Company (EADS) N.V. The composition of the customer base varies widely among product groups and industries served. The Automotive Technologies and Components business division serves approximately 20 customers, primarily global OEMs, and approximately 500 small to large customers in the components markets; the Cold Forming and Coil Coating business division serves approximately 800 mid-size to large customers; the General Industry business division serves approximately 45,000 small to large customers in a broad range of industries worldwide; and the Aerospace Technologies business division serves approximately 4,000 small to large customers worldwide.

Fine Chemicals

Our Fine Chemicals business line consists of our lithium, special metals and metal sulfides product lines. We believe that our Fine Chemicals business line is the leading global producer of lithium products, specialty lithium compounds and chemicals and advanced metal-based specialty chemicals.

Fine Chemicals develops and manufactures a broad range of basic lithium compounds, including lithium carbonate, lithium hydroxide, lithium chloride, and value added lithium specialties and reagents, including butyllithium and lithium aluminum hydride. Lithium is a key component in products and processes used in a variety of applications and industries, which range from lithium batteries, high performance greases, thermoplastic elastomers for car tires, rubber soles and plastic bottles to intermediates in the pharmaceutical industry. In our Fine Chemicals business, we operate our lithium business along the following four business divisions reflecting its core end-markets: (1) Lithium Salts; (2) Butyllithium/Lithium Metal; (3) Battery Products and (4) Lithium Specialties.

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

In August 2009, the U.S. Department of Energy awarded $28.4 million in Recovery and Reinvestment Act funds, subject to certain terms and conditions, to our Fine Chemicals business within our Specialty Chemicals segment. We are using the funds to expand and upgrade the production of lithium compounds used in lithium-ion batteries for hybrid and electric vehicles at our Silver Peak, Nevada and Kings Mountain, North Carolina facilities. In addition to the funds from this grant, we expect to invest a total of $39.2 million in the project by April 2013. In addition, in September 2009, the German Federal Ministry for the Environment, Nature Conservation and Nuclear Safety awarded €5.7 million to our Fine Chemicals business to set up a pilot plant for the recycling of lithium-ion batteries, subject to customary terms and conditions. Including the funds from this grant, the total amount to be invested from the grant date through September 2011 is expected to be €10.0 million.

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

We expect that demand for synthetic metal sulfides will increase, particularly in Europe, as a result of the continuing substitution for asbestos-based friction linings, the transition from natural sulfides to synthetic sulfides spurred in part by environmental concerns and the transition from drum to disk brakes in Asia and the Americas. We believe further opportunities for growth exist from the use of the newly developed metal sulfides as solid lubricants or as additives for plastics.

Principal Business Divisions

Lithium

Lithium Salts. We develop and manufacture basic lithium compounds, which serve a wide range of industries and applications. Our products include: (1) lithium carbonate, for which the leading application is the production of thin, light weight lithium-ion batteries and is also used as a fluxing agent for enamels, glass and ceramic production to lower process temperature in aluminum electrolysis, and as a cement additive for construction applications; (2) lithium hydroxide, which is principally used in high performance greases for automotive and industrial applications and has become more important for the development of high-performance lithium-ion batteries; (3) lithium nitrate, which is principally used in the rubber industry and (4) lithium chloride, which is principally used in gas and air treatment.

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

Battery Products. We develop and manufacture lithium products for electronic applications, mainly for the primary (disposable) and secondary (rechargeable) battery industries. Our major product is battery grade lithium metal, which is used as anode material for primary batteries. Lithium-ion-based batteries are used extensively in consumer electronics, such as mobile phones, camcorders and laptops. We are currently introducing a new generation of conductive lithium salts to the battery market, which we believe has the potential to drive significant growth in the future. We also expect increased demand for lithium products as a result of increased demand for longer-life lithium-based batteries in electric and hybrid electric automobiles.

Lithium Specialities. We develop and manufacture lithium compounds and other products for life science applications, such as special reagents for the synthesis of drug intermediates as well as for the flavor and fragrances industry. The principal products in this business division are butyllithium, lithium aluminum hydride and lithium amides, for which we believe we hold leading market positions. We also produce various other compounds which include lithium metal, grignard reagents and alkoxides. Our research and development team often works closely with research and development departments of pharmaceutical companies, especially in the European market, in order to develop products and solutions tailored for their needs. In addition, broad variations of our lithium specialities are designed to produce liquid crystals for flat screens.

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

Competition

Lithium. We believe the global lithium market consists of three major producers and a number of other small producers mainly from China. We believe that we are the global market leader in the lithium compounds market. While we offer a diverse range of products from raw materials to specialty lithium compounds, FMC Corporation offers mainly specialty lithium compounds, and Sociedad Quimica y Minera de Chile S.A. (“SQM”) offers a more limited product line focused on basic lithium compounds. Competition in this market is based on product quality, reliability of products and customer service.

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

Performance Additives (23% of 2010 net sales)

Our Performance Additives segment consists of business lines which develop and manufacture a range of specialty chemicals used in industrial and consumer products and processes to enhance performance or create unique characteristics. This segment manufactures and markets products that are based on a focused research and development effort and a strong technology base. Our Performance Additives segment generated net sales of $726.7 million, $671.5 million and $835.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. See Note 3, “Segment Information,” for additional financial information regarding our Performance Additives segment.

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

Principal Products

Construction Color Pigments and Services. We develop and manufacture principally iron-oxide pigments for manufacturers of construction products for use in the coloring of concrete products, including paving stones, bricks, concrete blocks, roofing tiles, stucco and mortar. Color Pigments and Services’ major U.S. brand is Davis Colors and its other key brands include Granufin/Granumat, Hydrotint, Mix-Ready and Chameleon. Granufin is a unique, dry, microgranulated pigment that combines the flow characteristics of a liquid with the storage and handling advantages of a powder. The Granumat dispensing system offers a variety of configurations and features designed to accommodate the varying requirements and budgets of concrete product manufacturers. Granufin pigments and the Granumat system improve product handling and color consistency for our customers. Our Chameleon system, which works in combination with our liquid pigments, automatically weighs, blends and conveys colors into a ready-mix truck using a standard personal computer and custom-developed Windows-based software. Color Pigments and Services has an agreement pursuant to which an affiliate of W.R. Grace & Co. sells admixtures and fibers, and distributes our liquid pigments and Chameleon dispensing systems to ready-mix and pre-cast producers in the concrete industry. Our combined efforts provide ready mix and pre-cast customers with added value in the form of colored, ready-mix concrete.

Paints, Coatings and Colorants. We also develop and manufacture color pigments for the paints, coatings, plastics, paper and rubber end-use markets including the brands Ferroxide, Trans-oxide, Solaplex and Colourplex. We produce a wide variety of pigments for these markets that include synthetic iron-oxides, corrosion inhibitor pigments, complex inorganic color pigments and process natural pigments such as burnt umbers and siennas. The largest application for these products is colorant used in architectural, industrial and special purpose paints and coatings. Color, ease of dispersion and chemical stability are the primary characteristics of our products, which can be used in a wide variety of both solvent and water-borne systems. We believe that a number of Color Pigments and Services’ products are considered industry standards in the markets in which we compete, such as our Mapico yellow and Copperas red pigments for architectural and industrial applications and our heat-stable tans, which can tolerate applications requiring high-temperature processing, such as plastic compounding and roofing granules.

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

Customers

Color Pigments and Services’ key customers include Akzo Nobel, Oldcastle (CRH plc), The Sherwin-Williams Company, Evonik Degussa GmbH, and W.R. Grace & Co., each of which has been our customer for at least ten years. Color Pigments and Services’ customer base is highly fragmented.

Timber Treatment Chemicals

The Timber Treatment Chemicals business line is a manufacturer of wood protection products primarily in North America and Europe, and we market these products through our joint venture formed in 2007. Wood protection products enhance the performance of wood by increasing its longevity through protection from decay and fungal or insect attack. Our specialty timber chemicals also add water repellency, fire retardancy, mold inhibition and other properties to wood products. Timber Treatment Chemicals’ products include wood protection products based on our alkaline copper quaternary, or ACQ technology, which was awarded the Environmental Protection Agency (“EPA”) Presidential Green Chemistry Challenge Award in 2002, Ecolife, our new non-metallic wood preservative technology and chromated copper arsenate, or CCA. In 2008, we introduced our newest Ecolife system which utilizes Ecovance, a high-performance non-metallic preservative with enhanced environmental benefits. Introductory commercialization began in 2008 but did not have a significant impact in 2008, 2009 or 2010. We expect Ecolife to take advantage of market desire for non-metallic wood protection products and the growth potential in the development and commercialization of the next generation of wood protection products. However, we do not expect Ecolife to have a significant impact in 2011. Other products include Clearwood, our wood protection product for wood windows and doors, as well as a range of specialty additives with fire retardant, water repellent or moldicide properties. Applications for our products include wood protection products used for decking, fencing, playground equipment, garden furniture, house construction materials, utility poles, and other wood constructions.

In addition, Timber Treatment Chemicals provides a broad range of technical expertise and services to its customers. In particular, Timber Treatment Chemicals works closely with its customers to assist them in reducing the total cost of their manufacturing process by supplying timber treatment chemicals as well as treatment equipment along with technical support. We believe that Timber Treatment Chemicals is a leading provider in North America, Europe and Japan of new generation alternative timber treatment chemicals, such as ACQ and Ecolife, which provide enhanced environmental benefits, as they do not contain chrome or arsenic. Many of our Timber Treatment products are registered pesticides and subject to extensive regulation.

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

Principal Products

We develop and manufacture a broad range of wood protection products, fire retardant and specialty chemicals for use in residential and industrial wood applications. In addition, we provide treatment equipment, which facilitates the handling and treatment of wood and chemicals, and we provide comprehensive technical support services to our customers. Timber Treatment Chemicals’ key brands include Ecolife, Preserve, Preserve Plus, Ultrawood, D-Blaze, Clearwood and SupaTimber.

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

Composites. We developed and introduced the Cloisite range of clays for the manufacture of plastics and composites. While the majority of our customers purchase Cloisite for developmental products and applications, a key commercial development in 2007 was the introduction of a new, high-strength, lightweight plastic by Yamaha for personal watercraft hulls and deck lids utilizing Cloisite nanoclay. Our Nanofil business brings valuable know-how and intellectual property for flame retardant applications. Our Garamite range of clays is used in the manufacture of fiberglass composites.

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

Competition

Clay-based Additives operates in specialty markets, and competes based on its research and development capabilities, its ability to produce innovative high-value product solutions and its sales and technical support. Our direct competitors in these markets include Elementis plc, Laviosa Chimica Mineraria S.p.A., R.T. Vanderbilt Company, Inc., Cytec Industries, Inc., Amcol, and Feralco AB. We also compete with manufacturers who produce non-clay-based alternatives to our end-users.

Customers

We supply major coatings manufacturers such as International Paint Limited (Akzo Nobel N.V.), BASF Group, E.I. duPont de Nemours and Company, PPG Industries Inc., and The Sherwin-Williams Company; paper chemical and paper-making companies such as Mitsubishi Hi Tec Paper Europe GmbH, Sappi Limited, Brenntag AG, LEIPA Georg Leinfelder GmbH and Stora Enso Oyj; ink-makers such as Sun Chemical Corporation and oil drilling and services companies such as M-I SWACO L.L.C.

Titanium Dioxide Pigments (24% of 2010 net sales)

Our Titanium Dioxide Pigments segment operates under the Sachtleben brand name and is a leading producer of high quality chemical products with a unique range of small inorganic particles that add significant value to customers’ products and reduce the cost of customers’ production processes. Titanium Dioxide Pigments comprises two business lines: (1) Titanium Dioxide; and (2) Functional Additives. Our Titanium Dioxide Pigments segment generated net sales of $759.2 million, $666.3 million and $534.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. See Note 3, “Segment Information,” for additional financial information regarding our Titanium Dioxide Pigments segment.

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

Principal Products

TiO2 in Anatase Grade. We develop and manufacture high quality anatase TiO2 pigments. These pigments are sold primarily to the global synthetic fiber industry, as well as paper, food and pharmaceutical industries. We believe our anatase pigment, sold under the brand name Hombitan, is a leading global-selling TiO2 product for applications in the synthetic fiber industry.

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

Advanced Ceramics (16% of 2010 net sales)

Our Advanced Ceramics segment operates under the CeramTec brand name and is a leading global producer of high-performance advanced ceramics materials and products. Advanced Ceramics serves four principal end-markets: (1) medical; (2) electronics; (3) industrial; and (4) automotive, with strong market positions in various niche markets such as medical products, cutting tools and mechanical applications. Our Advanced Ceramics segment generated net sales of $515.6 million, $412.2 million and $505.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. See Note 3, “Segment Information,” for additional financial information regarding our Advanced Ceramics segment.

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

We believe that ceramic-on-ceramic hip implants benefit from additional substitution effects as young people and more active elderly people are better suited to use ceramic implants given their numerous attractive properties. Currently, the penetration rate for ceramic-on-ceramic hip implants in Europe is significantly higher than in North America because the first Food and Drug Administration (“FDA”) approval for ceramic-on-ceramic hip joint prostheses systems was granted in 2003. However, given the relative superior performance and positive early acceptance levels in the United States, we expect the market for ceramic-on-ceramic hip joint prostheses systems to continue to grow significantly in future years. We believe we are well positioned to take advantage of the growing market as we are currently the only manufacturer of ceramic-on-ceramic hip implant components used in FDA-approved hip joint prostheses systems in the United States. Given the difficulties and time involved in obtaining an FDA approval, we believe that we will be the sole supplier of ceramic-on-ceramic hip implant components in the intermediate term. We also enjoy strong relationships with the largest U.S. and European orthopedics implant manufacturers.

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

Mechanical Applications and Systems. We also develop and manufacture high performance ceramic components that are used in mechanical applications and systems. Key product groups in mechanical applications include cutting blades, drawing and forming tools, drawing cones and capstans, guide elements, precision parts, pre-forms and friction discs. We primarily supply the general industrial, machinery, metalworking, automotive and textile industries with a large number of products customized to customer requirements. Mechanical systems include products used in the sanitary fittings (ceramic discs and cartridges for faucets) and automotive supplier industries in areas where fluids are pumped, compressed or stirred, such as bushings, face seal rings, pump components and valve shims and discs.

Other products. We also produce products used for applications in certain niche markets, such as electrical/thermal and ceramic metal connections, pre-forms for the casting process of piston engines, mainly for diesel engines, and wear and corrosion protection in industrial plants and armor components used in vehicle protection.

Competition

Advanced Ceramics’ key competitors are Kyocera Corporation, CoorsTek, Inc., The Morgan Crucible Company plc, Ceradyne Inc. and NGK Insulators, Ltd. However, each of these competitors has either a different geographical focus or product strategy with respect to small niche applications. Competition in the high-performance ceramics market is primarily based on product quality, product specifications and customer service.

Customers

Advanced Ceramics’ key customers include Robert Bosch GmbH, Stryker Corporation, EPCOS AG, DePuy Orthopaedics, Inc. Vishay Intertechnology, Inc., Ideal Standard International BVBA and Zimmer, Inc.

Raw Materials

We purchase raw materials and chemical intermediates from a large number of third parties. We have a broad raw material base with the cost of no single raw material representing more than 3% of our cost of products sold in 2010. Raw materials constituted approximately 46% of our 2010 cost of products sold. The table below lists the ten most significant raw materials in 2010 (in terms of dollars) recorded in cost of products sold and the principal products for which the materials were used.

Raw Material	Segment	Products
Titanium-bearing slag	Titanium Dioxide Pigments	Titanium dioxide
Quaternary amines (“quat”)	Performance Additives	Organoclays, wood protection products
Ilmenite	Titanium Dioxide Pigments	Titanium dioxide
Tin	Specialty Chemicals	Metal sulfides
Iron-oxide	Performance Additives	Iron-oxide pigments
Zinc/Zinc oxide	Specialty Chemicals, Titanium Dioxide Pigments, Performance Additives	Conversion coating zinc, zinc-based pigments, zinc phosphate, tan iron-oxide
Copper	Performance Additives	Wood protection products
Antimony Sulfide	Specialty Chemicals	Metal sulfides
Phosphoric Acid	Specialty Chemicals	Metal surface treatment
Spavin	Titanium Dioxide Pigments	Functional additives

Titanium-bearing slag and ilmenite are the most important raw materials used in the production of specialty grade titanium dioxide in our Titanium Dioxide business line of our Titanium Dioxide Pigments segment. We purchase Titanium-bearing slag primarily from two suppliers on a long-term basis and ilmenite from three suppliers on a long-term basis. Both of our titanium-bearing slag suppliers have limited their capacity due to technical reasons. However, we expect that these suppliers will be able to meet our basic demand for 2011, and we will continue to monitor this situation. In addition, spavin is used in the functional additives business line within our Titanium Dioxide Pigments segment. We purchase spavin from four suppliers on a long term basis for the production of barium sulfate and similar barium-based products.

In our Clay-based Additives business line of our Performance Additives segment, quaternary amine is sourced under a long-term contract, which expires at the end of 2013 and is subject to monthly adjustment for the price of tallow, the base component of quat. In our Timber Treatment Chemicals business, we predominantly source quat under an annual contract, which expires at the end of 2011.

In our Specialty Chemicals segment, tin is used in the production of metal sulfides and is purchased from two suppliers under annual supply agreements. In addition, antimony sulfide is used in the production of metal sulfides and is purchased from a number of sources.

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

In our Timber Treatment Chemicals business, we purchase copper, a commodity, from several sources. Prices for our copper purchases are tied to market conditions. However, we expect the commercialization of next generation wood protection products to partially reduce our exposure to copper prices.

Phosphoric acid is used in our Specialty Chemicals segment and is purchased from various global sources.  This raw material is used for metal surface treatment chemicals in our Surface Treatment business. Currently, there are no long-term purchase contracts for this raw material.

In addition, lithium brine is a primary raw material source for all lithium chemicals and is found in only a small number of locations, including most significantly for us, the Atacama Desert in Chile. We have a long-term contract with the Chilean government to mine lithium brine in the Atacama Desert in Chile, which we believe provides us with a secure long-term access to lithium.

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

Temporary shortages of raw materials may occasionally occur and cause temporary price increases. In recent years, these shortages have not resulted in unavailability of raw materials. However, the continuing availability and price of raw materials are affected by unscheduled plant interruptions occurring during periods of high demand, domestic and world market and political conditions, as well as the direct or indirect effect of governmental regulations. During periods of high demand, our raw materials are subject to significant price fluctuations, and, such fluctuations may have an adverse impact on the results of operations of our business. The impact of any future raw material shortages on our business as a whole or in specific geographic regions cannot be accurately predicted.

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

Research and Development

We are committed to further investing in our businesses through research and development. Our research and development costs were approximately 2% of our net sales in 2010, which include certain expenses related to modifications and improvements in current products. We allocate our research and development resources selectively based on the needs and requirements of each business line to develop innovative products. Research and development costs are charged to expense, as incurred. Such costs were $49.3 million, $43.9 million and $49.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Each of our business lines manages its own research and development effort and has separate research and development facilities dedicated to its specific area. However, where technologically feasible, advances and findings are shared between business lines to foster greater cross-fertilization of ideas and applications. In certain cases, we conduct research and development efforts with third parties, including universities, customers and other entities. We endeavor to obtain ownership of or license to, on terms favorable to us, the intellectual property developed with a third party.

Seasonality

There is a seasonal effect on a portion of our net sales due to the end-use of some of our products. Our Color Pigments and Services business line of our Performance Additives segment shows some seasonality related to the construction market which also depends upon weather conditions. As such, the first quarter has historically been the quarter where we experience the lowest net sales. During this quarter, we typically build inventory for our construction-related businesses, in anticipation of increased sales during the spring and summer months. Thus, the first quarter is usually the quarter with the highest working capital requirements for us. Other than these seasonal trends in certain end-use markets, our overall results of operations tend to show few seasonal effects.

International Operations

The following table presents net sales based on geographic area (attributed based on seller’s location):

	Year ended December 31,
($ in millions)	2010	2009	2008
Net sales:
Germany	$1,604.2	$1,176.0	$1,371.0
United States	673.0	609.6	737.0
Rest of Europe	571.5	693.8	724.9
Rest of World	342.9	289.7	304.1
	$3,191.6	$2,769.1	$3,137.0

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further details.

The following table presents our long-lived assets located in the regions indicated:

	December 31,
($ in millions)	2010	2009	2008
Long-lived assets:
Germany	$747.9	$782.2	$791.5
Rest of Europe	368.7	395.1	426.0
United States	230.4	244.2	258.9
Rest of World	219.9	214.1	207.7
	$1,566.9	$1,635.6	$1,684.1

Sales and Marketing

We sell our products and services globally primarily by using our direct sales forces, although we also sell through distributors in certain of our business lines, such as Color Pigments and Services and Clay-based Additives of our Performance Additives segment or by using third party sales representatives. Each of our direct sales forces is responsible for marketing only one of our business lines, and is administered pursuant to policies established by the management of that business line. Within each business line, these direct sales forces are organized based on geographic regions, end-use applications or sub-business divisions within the business line. As of February 1, 2011, our in-house sales forces consisted of approximately 1,600 personnel worldwide.

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

Our marketing strategy is generally aimed at working directly with customers to gauge the success of our products, evaluating the need for improvements in product and process technology, and identifying opportunities to develop new product solutions for our customers and their end-use markets. We also use media activities, lectures and tradeshows as part of our sales and marketing efforts.

FDA Regulation

Our Advanced Ceramics segment and to a lesser extent, our Specialty Chemicals segment, are subject to regulation by the FDA with respect to certain products we produce, including ceramic ball head and liner components used in hip joint prostheses systems and pharmaceutical intermediates. Foreign, state, local and other authorities also may regulate us and our products. Regulatory agencies have established requirements that apply to the design, manufacture and marketing of pharmaceutical and medical device products. We sell our pharmaceutical intermediates and ceramic-on-ceramic components to other companies that also may be regulated by such authorities.

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

Employees

As of February 1, 2011, we had approximately 9,600 employees, with 70% located in Europe, 15% in the United States and the remaining 15% located in the rest of the world. Of our employees, approximately 3,100, or 33%, are subject to either collective bargaining agreements or other similar arrangements.

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

From time to time, Rockwood may use its Web site as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://www.rockwoodspecialties.com/rock_english/news/compnews.asp. In addition, you may automatically receive email alerts and other information about Rockwood by enrolling your email by visiting the “Rockwood Holdings, Inc. Alert Form” section at http://www.rockwoodspecialties.com/rock_english/ir/alertform.asp. The foregoing information regarding our website and its content is for convenience only. The content of our website is not deemed to be incorporated by reference into this report nor should it be deemed to have been filed with the SEC.

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

Leverage—Our available cash and access to additional capital may be limited by our leverage.

We are highly leveraged and have significant debt service obligations. As of December 31, 2010, we had $2,161.0 million of indebtedness outstanding and total equity of $1,289.0 million. On February 10, 2011, the Company completed a refinancing of $850.0 million of senior secured term loans and repaid $408.7 million of existing senior secured term loans. See Note 20, “Subsequent Events,” for further details. This level of indebtedness could have important negative consequences, including:

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

Our cash interest expense for the year ended December 31, 2010 was $158.6 million. After hedging, we had $908.9 million of variable rate debt outstanding at December 31, 2010, a portion of which was subject to a Libor or Euribor floor of 2.00%. After our refinancing in February 2011, we had $850.0 million of variable-rate debt outstanding which is subject to a Libor floor of 1.00%. After the refinancing, a 1% increase in the average interest rate would increase future interest expense by approximately $8.5 million per year. As of December 31, 2010, our debt service for 2011, which represents expected principal payments of our long-term debt and estimated scheduled cash interest payments, is expected to be $569.6 million. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Contractual Obligations” for years beyond 2011.

Additional Borrowings Available—Despite our leverage, we and our subsidiaries may be able to incur more indebtedness. This could further exacerbate the risks described above, including our ability to service our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our senior secured credit facilities and the indenture governing the senior subordinated notes due 2014 (the “2014 Notes”) contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. For example, under our credit agreement dated February 10, 2011, the term loans under the senior secured credit facilities may be increased by up to $350.0 million in the aggregate, subject to certain exemptions and provided that we procure lender commitments for such increase. As of December 31, 2010, the revolving credit facility under the senior secured credit facilities provided for additional borrowings of up to $146.5 million, after giving effect to $33.5 million of letters of credit issued on our behalf. As of December 31, 2010, the Titanium Dioxide Pigments venture facility provided for a revolving credit facility of €30.0 million ($40.2 million). This facility provided for additional borrowings of up to €12.9 million ($17.3 million) as of December 31, 2010 after an outstanding bank guarantee of €17.1 million ($22.9 million) related to a defined benefit pension obligation. To the extent new debt is added to our debt levels, the substantial leverage risks described above would increase.

Restrictive Covenants in Our Debt Instruments—Our debt instruments contain a number of restrictive covenants which may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

Our senior secured credit agreement and indenture governing the 2014 Notes and the Titanium Dioxide Pigment’s venture facility agreement impose, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, among other things, our ability to take certain actions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” section for further details. In addition, our senior secured credit facilities require us and the Titanium Dioxide Pigment’s venture facility requires the venture to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control such as an economic downturn. The restrictions and financial covenants contained our senior secured credit agreement and indenture governing the 2014 Notes and the Titanium Dioxide Pigment’s venture facility could adversely affect our ability to finance our operations, acquisitions, investments or strategic plans or other capital needs or to engage in other business activities that would be in our interest.

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

In the event another economic downturn or recession or disruption in the capital markets occurs, our results of operations, cash flows and financial position could be materially and adversely affected. Under such circumstances, the demand for our products could decrease, which would adversely affect our results of operations. In addition, our products are used in certain industries, such as the automotive and construction industries. Prolonged downturns or bankruptcies in one or more of these industries could severely reduce demand for our products. For example, sales in our Performance Additives business have been adversely impacted by downward trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Further, a downturn in the automotive industry, particularly in Europe, may adversely affect the results of operations of our Surface Treatment business in our Specialty Chemicals segment. Moreover, if the value of one or more of our businesses deteriorates, we may be required to record additional impairment charges that could adversely affect our results of operations. If we are unable to successfully anticipate or respond to changing economic conditions, our results of operations and financial position may be materially and adversely affected.

Further, another economic downturn or recession or market disruption in the capital and credit markets may adversely impact our future cash flows from operations and our liquidity. For example, we have pension plans located in Germany, Finland, the United Kingdom and the United States that were adversely impacted by market conditions in late 2008 and early 2009. Although recent investment performance of assets in pension plans covering our employees in these countries has reduced the amount of any immediate funding obligations and we have entered into long-term funding arrangements for pension plans located in Germany and the U.K., we may have to make a one-time payment and/or enter into a long-term funding arrangement for the Finnish Plan. Our funding obligations could also change significantly based on the investment performance of the pension plan assets and changes in actuarial assumptions for local statutory funding valuations. Any deterioration of the capital markets or returns available in such markets may negatively impact our pension plan assets and increase our funding obligations for one or more of these plans and negatively impact our liquidity. We cannot predict the impact of this or any further market disruption on our pension funding obligations.

Risks Associated with Acquisitions—We may not be able to complete proposed acquisitions nor successfully integrate acquisitions we may undertake in the future.

The process of combining or acquiring businesses with Rockwood involves risks. We may face difficulty integrating the new operations, technologies, products and services of future acquisitions or combinations, and may incur unanticipated expenses related to future acquisitions. The difficulties of combining operations may be magnified by integrating personnel with differing business backgrounds and corporate cultures. Failure to successfully manage and integrate acquisitions with our existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could affect our financial condition and results of operations. Even if integration occurs successfully, failure of any future acquisition or combination to achieve levels of anticipated sales growth, profitability or productivity comparable with those achieved by our existing operations, or otherwise not perform as expected, may adversely impact our financial condition and results of operations. In addition, certain acquisitions may trigger regulations designed to monitor competition and would therefore require regulatory approval. We cannot predict whether such authorities will approve acquisitions we seek to accomplish in the future.

Currency Fluctuations—Because a significant portion of our operations is conducted in foreign currencies, fluctuations in currency exchange rates may adversely impact our financial condition and results of operations and may affect the comparability of our results between financial periods.

Our operations are conducted by subsidiaries in many countries. The results of their operations and financial condition are reported in their functional currency, generally their local currency, and are then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between some of these currencies and the dollar in recent years have fluctuated significantly and may continue to do so in the future. A significant portion of our net sales and cost of products sold is denominated in Euros. Approximately 61% of our 2010 net sales were derived from subsidiaries whose local currency is the euro. This increases the impact of the fluctuation of the euro against the U.S. dollar.

Furthermore, because a portion of our debt is denominated in Euros, which as of December 31, 2010 equaled an aggregate of €786.8 million ($1,053.0 million) and after our refinancing in February 2011 equaled €515.8 million ($690.3 million), we are subject to fluctuation in the exchange rate between the U.S. dollar and the euro. For example, the dollar-euro rate increased from €1.00 = $0.939 on December 31, 2000 to €1.00 = $1.3384 on December 31, 2010. Being subject to this currency fluctuation may have an adverse effect on the carrying value of our debt. After the refinancing, a weakening or strengthening of the euro against the U.S. dollar by $0.01 would decrease or increase, respectively, by $5.2 million the U.S. dollar equivalent of our total euro-denominated debt of

€515.8 million. In addition, because our consolidated financial statements are reported in U.S. dollars, the translation effect of such fluctuations has in the past significantly impacted, and may in the future, significantly impact the carrying value of our debt. We also incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. We may not be able to effectively manage our currency translation and/or transaction risks, and as a result, volatility in currency exchange rates may have a material adverse effect on the carrying value of our debt and results of operations.

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

Raw Materials—Fluctuations in costs of our raw materials or our access to supplies of our raw materials could adversely affect our results of operations.

Although no single raw material represented more than 3% of our cost of products sold in 2010, raw material costs generally account for a high percentage of our total costs of products sold. In 2010, raw materials constituted approximately 46% of our cost of products sold. We generally purchase raw materials based on supply agreements linked to market prices and therefore our results of operations are subject to short-term fluctuations in raw materials prices. These fluctuations limit our ability to accurately forecast future raw material costs and hence our profitability.

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

Energy purchases in 2010 constituted approximately 9% of Rockwood’s cost of products sold. Fluctuations in the price of energy limit our ability to accurately forecast future energy costs and consequently our profitability. For example, natural gas prices were volatile and increased in 2010 in Europe. Rising energy costs may increase our raw material costs and negatively impact our customers and the demand for our products. These risks will be heightened if our customers or production facilities are in locations experiencing severe energy shortages. For example, our lithium facility in Chile has experienced a shortage of natural gas in the past due to the Argentine government’s decision to ration its supply of natural gas to Chile. If energy prices fluctuate significantly, or we experience severe energy shortages, our business, in particular, our Titanium Dioxide segment where energy costs are more significant, or results of operations may be adversely affected.

Environmental, Health and Safety Regulations—Compliance with extensive environmental, health and safety laws could require material expenditures or changes in our operations.

Our operations are subject to extensive environmental, health and safety laws and regulations at national, international and local levels in numerous jurisdictions. In addition, our production facilities and a number of our distribution centers require operating permits that are subject to renewal. The nature of the chemicals industry exposes us to risks of liability under these laws and regulations due to the production, storage, transportation, disposal and sale of chemicals and materials that can cause contamination or personal injury if released into the environment. In 2010, our capital expenditures for safety, health and environmental matters (“SHE”) were $19.2 million. For 2011, we estimate capital expenditures for compliance with SHE laws to be at similar levels.

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

In addition, the discovery of contamination arising from historical industrial operations at some of our former and present properties has exposed us, and in the future may continue to expose us, to cleanup obligations and other damages. For example, soil and groundwater contamination is known to exist at several of our facilities. At December 31, 2010, we had approximately $49.8 million in reserves for estimated environmental liabilities and estimated the potential range of exposure for such liabilities to be between $49.8 million and $76.4 million.

Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested.

The discovery of contamination arising from properties that we have divested may expose us to indemnity obligations under the sale agreements with the buyers of such properties or cleanup obligations and other damages under applicable environmental laws. For example, we have obligations to indemnify the buyers of several businesses of the former explosives segment of Dynamit Nobel for certain environmental matters. Under such sale agreements, these indemnities are not limited as to amount. In addition, we agreed to indemnify the buyers of our former Electronics business and our plastic compounding business for certain environmental liabilities, respectively, related to such businesses. We may not have adequate insurance coverage or cash flows to make such indemnity payments. Such payments may be costly and may adversely affect our financial condition and results of operations.

Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of product liability claims.

The sale of our products involves the risk of product liability claims. For example, some of the chemicals or substances that are used in our businesses, such as arsenic pentoxide, have been alleged to represent potentially significant health and safety concerns. Class action suits have been filed in Louisiana, Florida and Arkansas, for example, naming one of our subsidiaries and a number of competitors of our Timber Treatment Chemicals business line, as well as treaters and retailers, as defendants. In addition, our subsidiary has been named as a defendant in personal injury suits in several jurisdictions with retailers and treaters named as other defendants. Furthermore, there are other similar suits pending against retailers, treaters and other formulators to which we may be eventually named as a defendant. These suits allege, among other things, product liability claims in connection with the use of timber products treated with CCA, which utilizes arsenic pentoxide as a raw material. For example, a subsidiary in our Advanced Ceramics segment has been named as a defendant in several product liability lawsuits in Europe relating to broken artificial hip joints, which allege negligent manufacturing by our subsidiary of ceramic components used in the production of artificial hip joints.

Also, because many of our products are integrated into our customers’ products, we may be requested to participate in or share in the costs of a product recall conducted by a customer. For example, some of our businesses, including those within our Specialty Chemicals and Advanced Ceramics segments, supply products to customers in the automotive industry. In the event one of these customers conducts a product recall that it believes is related to one of our products, we may be asked to participate in or fund in whole or in part such a recall.

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

In addition, our Specialty Chemicals segment’s subsidiary that formerly manufactured sealants for insulating glass has been named as a defendant in several lawsuits relating to alleged negligent manufacturing of those products. Pursuant to the sale and purchase agreement with respect to the divested “glass” business, this subsidiary may be required to pay indemnity claims, mainly re-glazing costs. Our insurance may not cover such claims and, in such a case, our subsidiary may not have sufficient cash flow to pay these claims. One or more of these claims could adversely affect our financial condition or results of operations.

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

In addition, medical device customers of our Advanced Ceramics segment to whom we supply our ceramic ball head and liner components are subject to FDA regulation, including premarket approval of their products and post market compliance requirements. The FDA may take three years or longer to grant premarket approval of our customers’ new products, if at all. At any time, our customers’ total hip prostheses systems may be withdrawn from the market either voluntarily by our customers or as a result of the FDA’s or a foreign equivalent’s withdrawal of marketing approval or removal of such products for a number of reasons including safety, current Good Manufacturing Practice or Quality System Regulation problems with our products or our customers’ final products. For example, a customer in our Advanced Ceramics segment initiated a voluntary recall in January 2008 of its hip implant system. Any such regulatory action could significantly limit our net sales generated by our Advanced Ceramics segment and may have a material adverse effect on our financial condition and results of operations.

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

We have significant operations in many countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in countries such as Brazil, Chile, China, Czech Republic, India, Malaysia, Poland, Singapore, South Africa, South Korea, Taiwan and Turkey. Of our total net sales in 2010 of $3,191.6 million, approximately 76% were generated by shipments to customers in countries outside North America. Our operations are affected directly and indirectly by global regulatory, economic and political conditions, including:

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

Furthermore, our subsidiaries are subject to rules and regulations of the United States, such as anti-bribery prohibitions and export controls and economic embargos, violations of which may carry substantial penalties. For example, export control and economic embargo regulations limit the ability of our subsidiaries to market, sell, distribute or otherwise transfer their products or technology to prohibited countries or persons. Failure to comply with these regulations could subject our subsidiaries to fines, enforcement actions and/or have an adverse effect on our reputation. In addition, we are subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Health Care and Education Reconciliation Act of 2010 and the cost of compliance may impact our results of operations.

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

Furthermore, with respect to our employees that are subject to collective bargaining arrangements or similar arrangements (approximately 33% of our full-time employees as of February 1, 2011), we may not be able to negotiate labor agreements on satisfactory terms and actions by our employees may disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations and/or higher ongoing labor costs. In addition, if our other employees were to become unionized, we could experience a significant disruption of our operations and/or higher ongoing labor costs.

Tax Liabilities—If GEA Group Aktiengesellschaft (formerly known as mg technologies ag) or Degussa UK Holdings, Ltd. fail to satisfy their contractual obligations, we may be subject to increased tax exposure resulting from pre-acquisition periods.

Under the terms of certain purchase agreements, third party sellers have agreed to substantially indemnify us for tax liabilities pertaining to the pre-acquisition periods. To the extent such companies fail to indemnify or satisfy their obligations, or if any amount is not covered by the terms of the indemnity, earnings could be negatively impacted in future periods through increased tax expense.

Net Loss—We have experienced losses in the past and may experience losses in the future and cannot be certain that our net operating loss carryforwards will continue to be available to offset our tax liability.

We have incurred net losses in the past and we may incur net losses in the future. As of December 31, 2010, we had deferred tax assets of $162.6 million related to worldwide net operating and capital loss carryforwards. Additionally, at December 31, 2010, we had a total valuation allowance of $81.4 million. If our operating performance deteriorates in the future in certain tax jurisdictions, we may be unable to realize these net operating loss carryforwards and we may be required to record an additional valuation allowance.

Anticipated Capital Expenditures—Our required capital expenditures may exceed our estimates.

Our capital expenditures for the year ended December 31, 2010 were $180.3 million, which consisted of expenditures to maintain and improve existing equipment and substantial investments in new equipment. Capital expenditures for 2011 are expected to be above 2010 levels. However, future capital expenditures may be significantly higher, depending on the investment requirements of each of our business lines, and may also vary substantially if we are required to undertake actions to compete with new technologies in our industry. We may not have the capital necessary to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete in some of our markets.

Control—A conflict may arise between our interests and those of KKR.

Affiliates of KKR own approximately 20.9% of the common stock as of December 31, 2010 of our ultimate parent, Rockwood Holdings, Inc. on an undiluted basis. Although affiliates of KKR no longer hold a majority of Holdings’ outstanding common stock, they continue to have a significant impact on the vote in any election of directors. In addition, representatives of KKR occupy two of the seven seats on Holdings’ board of directors. As a result, even though representatives of KKR do not occupy a majority of the seats on Holdings’ board of directors, affiliates of KKR have substantial influence over our decisions to enter into any corporate transaction and whether any transaction that requires the approval of the stockholders is approved. Additionally, KKR is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have global operations, serving customers worldwide. To service our customers efficiently, we maintain 81 manufacturing facilities in 23 countries around the world with a strategy of global, regional and local manufacturing to optimize our service offering and minimize production cost to our customers. We believe these facilities are suitable and adequate for their intended use. The table below presents summary information with respect to these facilities:

Segment	Country	Locations	Leased/Owned	Major Applications/Industry
Specialty Chemicals
Surface Treatment	Australia	Bayswater North	Owned	General Industry, Aerospace, and other pre-treatment technologies
	Brazil	Jundiai/Săo Paulo	Owned	Automotive and other pre-treatment technologies
	China	Changchun (JV)	Leased	Automotive and other pre-treatment technologies
		Chongqing (JV)	Leased	Automotive and other pre-treatment technologies
		Shanghai (JV)	Leased	Automotive and other pre-treatment technologies
		Nanjing (JV)	Leased	Automotive, cold forming and other pre-treatment technologies
	France	Sens	Owned	Automotive and other pre-treatment technologies
		Soissons	Owned	Aerospace
	Germany	Mönchengladbach	Owned	General industry
		Langelsheim (1)	Owned	Automotive technologies, other pre-treatment technologies and aerospace (sealants)
	India	Chennai (JV)	Leased	Automotive and other pre-treatment technologies
		Pune (JV)	Owned	Automotive and other pre-treatment technologies
	Italy	Giussano	Owned	Automotive and other pre-treatment technologies
		Roveredo in Piano	Leased	General industry
	Mexico	El Marqués, Querétaro	Leased	Automotive technologies, other pre-treatment technologies and aerospace
	New Zealand	Auckland	Leased	General Industry, Aerospace, and other pre-treatment technologies

	Singapore	Singapore	Leased	Advanced technologies and non-automotive pre-treatment technologies
	South Africa	Boksburg	Owned	Automotive and other pre-treatment technologies
	Spain	Canovelles	Owned	Automotive and other pre-treatment technologies
	Turkey	Cayirova-Kocaeli	Owned	Automotive and other pre-treatment technologies
	United States	Jackson, MI	Owned	General industry
		La Mirada, CA	Leased	Pre-treatment technologies and aerospace
		Romulus, MI	Owned	Automotive technologies, other pre-treatment technologies and aerospace
Fine Chemicals	Austria	Arnoldstein	Leased	Metal sulfides
	Chile	La Negra	Owned	Lithium-carbonate and lithium chloride
		Salar de Atacama	Owned	Lithium brine and Potash
	Germany	Langelsheim (1)	Owned	Butyllithium, lithium-chloride, specialty products, lithium metal, lithium-hydrides, cesium, and special metals
	Taiwan	Taichung	Owned	Butyllithium
	United States	Kings Mountain, NC	Owned	Metal and battery
		New Johnsonville, TN	Owned	Butyllithium and specialty products
		Pasadena, TX	Owned	Butyllithium
		Phoenix, AZ	Leased	Zirconium products
		Silver Peak, NV	Owned	Lithium-carbonate and lithium hydroxide
Performance Additives
Color Pigments and Services	China	Shenzhen	Owned	Coatings and construction
		Taicang	Owned	Coatings and specialties
	France	Comines	Owned	Coatings
	Germany	Hainhausen	Owned	Construction and coatings
		Walluf	Owned	Construction and coatings
	Italy	Turin	Owned	Coatings, specialties and construction
	United Kingdom	Birtley	Owned	Driers
		Kidsgrove	Owned	Coatings and specialties
		Sudbury	Owned	Coatings and specialties
	United States	Beltsville, MD	Owned	Coatings, specialties and construction
		Cartersville, GA	Owned	Construction
		East St. Louis, IL	Owned	Specialties
		Easton, PA	Owned	Coatings, specialties and construction
		Harleyville, SC	Owned	Construction
		King of Prussia, PA	Owned	Construction
		Los Angeles, CA	Owned	Coatings, specialties and construction
		St. Louis, MO	Owned	Coatings, specialties and construction
Timber Treatment Chemicals	United Kingdom	Barrow-in-Furness	Leased	Wood protection products and treatment
	United States	Freeport, TX	Owned	Construction and other industrial markets
		Harrisburg, NC	Owned	Wood protection products and treatment

		Valdosta, GA	Owned	Wood protection products and treatment
Clay-based Additives	Germany	Duisburg (2)	Owned	Flocculants
		Ibbenbueren	Leased	Flocculants
		Moosburg	Leased	Paints and inks
		Schwarzheide	Leased	Flocculants
	United Kingdom	Widnes, Cheshire	Owned	Paper-making, consumer and household care and coatings and paper
	United States	Gonzales, TX	Owned	Paints, inks, oilfields and paper-making
		Louisville, KY	Owned	Paints and inks
Titanium Dioxide Pigments
Titanium Dioxide	Finland	Pori	Owned	Plastics, paints, packaging inks, coatings and paper
	Germany	Duisburg (2) (3)	Owned	Fibers, plastics, paints, coatings and paper
Functional Additives	Germany	Duisburg (2) (3)	Owned	Coatings, plastics, fibers, paper, pharmaceuticals, PVC stabilizers and glass fiber reinforced plastics
Advanced Ceramics
	Brazil	Nova Odessa	Leased	Automotive
	China	Suzhou	Leased	General industry
	Czech Republic	Sumperk	Owned	General industry
		Dolni Rychnov	Owned	Electronics
	Germany	Ebersbach	Owned	Automotive and general industry
		Lauf	Owned	Automotive, electronics and general industry
		Lohmar	Owned	Ballistic protection, wear/corrosion protection
		Marktredwitz	Owned	Electronic, automotive, medical and general industry
		Plochingen	Owned	Medical, automotive and general industry
		Wilhermsdorf	Leased	Automotive
		Wittlich	Leased	General industry
	Malaysia	Seremban	Owned	Medical and general industry
	Mexico	Puebla	Owned	Automotive
	Poland	Gorzyce	Leased	Automotive
	South Korea	Suwon	Leased	Electronics
	United Kingdom	Colyton	Owned	Electronics
	United States	Birmingham, AL	Owned	Wear/corrosion protection
		Laurens, SC	Owned	Automotive, electronics and general industry
Corporate and other
Wafer Reclaim	France	Greasque	Owned	Wafer reclaim
Rubber Compounds	Italy	Azeglio	Owned	Rubber compounds

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

Advertising Matter

On March 3, 2009, Osmose, Inc. (“OI”) filed an action against Viance, the joint venture in the Timber Treatment Chemicals business, Rockwood Holdings, Inc., and certain individuals, in the U.S. District Court, Northern District of Georgia, claiming that recent advertisements by Viance comparing its ACQ product and OI’s MCQ product were false and misleading in violation of the Lanham Act, constituted unfair competition, violated the Georgia Deceptive Trade Practices Act, were defamatory and that Viance tortiously interfered with OI’s business relationships. OI is seeking damages, including their attorney’s fees and costs and punitive damages. OI also sought a temporary restraining order (“TRO”) and a preliminary injunction prohibiting Viance from continuing to make certain claims in advertisements related to their MCQ product. On March 20, 2009, the district court granted Osmose’s motion for a TRO. Viance raised certain counterclaims related to OI’s advertisements and both parties’ claims were heard. In September 2009, the district court issued a preliminary injunction prohibiting Viance from making certain claims related to MCQ in its advertisements and denied Viance’s request for a preliminary injunction related to certain claims in Osmose’s advertisements, which Viance subsequently appealed. The U.S. Court of Appeals, Eleventh Circuit heard oral arguments on May 20, 2010 and rendered its decision on July 30, 2010 remanding in part, affirming in part, and vacating in part the preliminary injunction. The trial court entered an order revising the preliminary injunction and an order lifting the stay and commencing discovery. The Company reached a tentative settlement in March 2011 and does not believe the resolution of this matter will have a material adverse effect on its business or financial condition.

Lanxess Matter

On January 18, 2010, Lanxess Deutschland GmbH filed suit in the District Court of Satakunta, Finland against Sachtleben Pigments Oy (“Sachtleben”), a subsidiary of the Company’s Titanium Dioxide Pigments venture, claiming breach of contract in connection with Sachtleben’s termination of a supply agreement with plaintiff. In October 2010, the Court held a hearing to determine the proper jurisdiction for this matter and later issued its decision in favor of the plaintiff ruling that the case will be heard in the District Court of Satakunta and not in arbitration. In January 2011, Lanxess filed its statement specifying its claims for damages in the amount of €3.2 million plus accrued interest and legal fees. The Company will continue to vigorously defend this matter. The Company believes Sachtleben has meritorious defenses against the plaintiff’s claims. Although Sachtleben does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation, and the resolution of this matter may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

Inspector General Subpoena

In February 2010, a subsidiary of the Company received a subpoena from the Inspector General of the Department of Defense (“DOD”) seeking information related to a product in the Timber Treatment Chemicals business in the Performance Additives segment. This subsidiary has and will continue to comply with the request of the DOD to provide the relevant information. The Company cannot predict the likelihood of further legal action or estimate the loss or possible range of loss, if any, in connection with this matter.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of our common stock is owned by our parent company, Rockwood Specialties International, Inc. There is no established public trading market for our common stock. We did not declare dividends on our common stock during the past three fiscal years. Our ability to pay dividends on our common stock is restricted by our senior secured credit facilities, indenture governing the 2014 Notes and certain other agreements governing our indebtedness. See Note 11, “Long-Term Debt,” for further details. Any determination to declare and pay dividends in the future will be made at the discretion of Holdings’ board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. See further discussion in liquidity section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  For the years ended December 31, 2010, 2009 and 2008, the Company did not pay any cash dividends.

There were no repurchases of any of the Company’s common stock by or on behalf of the Company during the fourth quarter of 2010 and no sales of unregistered equity securities by the Company during the fiscal year ended December 31, 2010.

Item 6. Selected Financial Data.

The following selected consolidated financial data of the Company’s five most recent years ended December 31, 2010 should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The Statement of Operations data set forth below with respect to the three years in the period ended December 31, 2010 and the Balance Sheet data as of December 31, 2010 and 2009, are derived from the Company’s audited financial statements included elsewhere in this document. The Statement of Operations data for the years ended December 31, 2007 and 2006 and the Balance Sheet data as of December 31, 2008, 2007 and 2006 are derived from audited consolidated financial statements not included herein. All periods presented have been reclassified to account for the sale of the Groupe Novasep segment and the Electronics business sold, excluding the European wafer reclaim business, in 2007, the sale of the pool and spa chemicals business in 2008 and the sale of the plastic compounding business in January 2011 as discontinued operations.

	Year Ended December 31,
($ in millions, except per share data; shares in thousands)	2010	2009	2008	2007	2006
Statement of operations data:
Net sales:
Specialty Chemicals	$1,163.2	$996.6	$1,232.6	$1,082.9	$918.3
Performance Additives	726.7	671.5	835.6	798.5	724.8
Titanium Dioxide Pigments	759.2	666.3	534.8	442.9	409.1
Advanced Ceramics	515.6	412.2	505.9	452.5	389.6
Corporate and other	26.9	22.5	28.1	29.6	37.6
Total net sales	3,191.6	2,769.1	3,137.0	2,806.4	2,479.4
Cost of products sold	2,149.8	1,951.0	2,159.7	1,868.7	1,659.5
Gross profit	1,041.8	818.1	977.3	937.7	819.9
Selling, general and administrative expenses	667.6	596.9	644.9	579.3	524.8
Goodwill impairment charges (1)	—	—	717.5	—	—
Restructuring and other severance costs (2)	5.0	20.3	34.1	12.0	4.9
Asset write-downs and other (3)	11.5	2.6	(1.9)	(4.7)	1.9
Operating income (loss)	357.7	198.3	(417.3)	351.1	288.3
Other expenses, net:
Interest expense, net (4)	(151.1)	(178.1)	(225.1)	(207.8)	(197.5)
(Loss) gain on early extinguishment of debt (5)	(1.6)	(26.6)	4.0	(18.6)	—
Foreign exchange (loss) gain, net (6)	(1.0)	16.0	(32.3)	7.8	8.6
Other, net (7)	0.5	0.6	0.7	(0.9)	1.8
Other expenses, net	(153.2)	(188.1)	(252.7)	(219.5)	(187.1)
Income (loss) from continuing operations before taxes	204.5	10.2	(670.0)	131.6	101.2
Income tax (benefit) provision	(24.6)	9.7	(31.0)	54.8	58.5
Income (loss) from continuing operations	229.1	0.5	(639.0)	76.8	42.7
Income (loss) from discontinued operations, net of tax (8)	19.4	16.8	(75.9)	37.9	65.5
Gain on sale of discontinued operations, net of tax (9)	—	—	34.3	180.6	—
Net income (loss)	248.5	17.3	(680.6)	295.3	108.2
Net (income) loss attributable to noncontrolling interest (10)	(9.1)	3.8	83.6	(8.0)	(5.2)
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$239.4	$21.1	$(597.0)	$287.3	$103.0

Amounts attributable to Rockwood Specialties Group, Inc.:
Income (loss) from continuing operations	$220.0	$4.3	$(555.4)	$68.8	$42.7
Income (loss) from discontinued operations	19.4	16.8	(41.6)	218.5	60.3
Net income (loss)	$239.4	$21.1	$(597.0)	$287.3	$103.0

	Year Ended December 31,
($ in millions)	2010	2009	2008	2007	2006
Cash flow data:
Net cash provided by operating activities	$487.8	$370.6	$301.9	$368.6	$305.0
Net cash (used in) provided by investing activities	(181.3)	(204.3)	(295.5)	377.6	(248.8)
Net cash (used in) provided by financing activities	(285.8)	(321.9)	102.6	(413.3)	(102.8)
Effect of exchange rate changes on cash	(1.4)	(12.6)	12.8	(10.3)	(13.8)
Net increase (decrease) in cash and cash equivalents	$19.3	$(168.2)	$121.8	$322.6	$(60.4)

	Year Ended December 31,
($ in millions)	2010	2009	2008	2007	2006
Other data:
Depreciation and amortization	$255.9	$274.2	$249.6	$202.2	$167.0
Capital expenditures	180.3	151.5	219.1	177.5	163.2
EBITDA (11)	611.5	462.5	(195.3)	541.6	465.7
Non-cash charges and (gains) included in EBITDA (12)	14.1	7.5	747.9	(8.4)	(6.7)
Other special charges included in EBITDA (13)	8.8	39.9	56.0	38.5	18.2

	As of December 31,
($ in millions)	2010	2009	2008	2007	2006
Balance sheet data:
Cash and cash equivalents	$303.2	$286.2	$457.8	$336.1	$17.5
Working capital (14)	458.7	831.1	1,056.6	1,019.8	1,064.2
Property, plant and equipment, net	1,566.9	1,635.6	1,684.1	1,427.8	1,222.6
Total assets	4,703.3	4,787.8	5,190.4	5,514.4	5,232.7
Total long-term debt, including current portion	2,161.0	2,528.3	2,811.2	2,581.4	2,838.7
Total equity	1,289.0	1,122.0	1,125.8	1,740.6	1,152.2

(1)     As part of our annual goodwill impairment review, we recorded a goodwill impairment charge of $717.5 million in the fourth quarter of 2008 (See Note 9, “Goodwill,” for further details).

(2)     Restructuring and other severance costs include certain expenses primarily related to severance and facility closure costs incurred in connection with consolidations and cessations of certain of our operations. See Note 16, “Restructuring And Other Severance Costs,” for further details.

(3)     The asset write-downs and other of $11.5 million in 2010 primarily relate to the write-down of a receivable of $4.7 million related to a pension indemnification in conjunction with the acquisition of the Dynamit Nobel businesses in 2004, fixed asset write-downs of $2.1 million in our Color Pigments and Services business and the write-down of an acquisition-related receivable of $1.6 million in our Specialty Chemicals segment. The asset write-downs and other of $2.6 million in 2009 primarily relate to the write-down of a receivable related to the pension indemnification in conjunction with the acquisition of the Dynamit Nobel businesses. The gain of $1.9 million recorded for the year ended December 31, 2008 primarily relates to the sale of land that was acquired as part of the acquisition of Dynamit Nobel in 2004, partially offset by the liquidation of a joint venture in the Titanium Dioxide Pigments segment. The gain of $4.7 million recorded for the year ended December 31, 2007 primarily relates to the sale of the U.S. wafer reclaim business that was part of the former Electronics segment.

(4)     For the years ended December 31, 2010, 2009, 2008, 2007 and 2006, interest expense, net included gains (losses) of $13.4 million, $3.9 million, $(51.5) million, $(32.2) million and $7.2 million, respectively, representing the movement in the mark-to-market valuation of our interest rate and cross-currency swaps. In addition, for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, interest expense, net includes $5.9 million, $7.9 million, $9.6 million, $9.2 million and $9.5 million, respectively, of amortization expense related to deferred financing costs.

(5)     For the year ended December 31, 2010, we recorded a loss on early extinguishment of debt of $1.6 million related to the write-off of deferred financing costs associated with the voluntary prepayment of $200.2 million of senior secured term loans in July 2010. For the year ended December 31, 2009, we recorded a loss on early extinguishment of debt of $26.6 million related to the write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $12.0 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes. For the year ended December 31, 2008, we redeemed €11.0 million of our 2014 Notes at a discount and recorded a gain of $4.0 million. For the year ended December 31, 2007, we paid a redemption premium of $14.5 million and wrote off $4.1 million of deferred financing costs associated with the redemption of the Notes due in 2011 (“2011 Notes”) on May 15, 2007.

(6)     Foreign exchange gain (loss) primarily represents the translation impact on non-operating euro denominated transactions and intercompany financing arrangements.

(7)     The Company recorded $1.8 million of income in 2006 primarily related to the correction of an error related to a previously unrecorded asset in the Titanium Dioxide Pigments segment. The effect of this adjustment to our consolidated financial statements for the year ended December 31, 2005 was not material.

(8)     We sold our Groupe Novasep subsidiary in January 2007, our Electronics business, excluding our European wafer reclaim business, in December 2007, our pool and spa chemicals business in October 2008 and our plastic compounding business in January 2011. The results of these businesses have been accounted for as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented (see Note 2, “Discontinued Operations,” for further details).

Income from discontinued operations, net of tax was $19.4 million and $16.8 million for the years ended December 31, 2010 and 2009, respectively and was primarily from operating the plastic compounding business. Loss from discontinued operations, net of tax was $(75.9) million for the year ended December 31, 2008 and was primarily related to a goodwill impairment charge of $92.0 million recorded in the fourth quarter of 2008 within the plastic compounding business, partially offset by income from operating the pool and spa chemicals and plastic compounding business.

Income from discontinued operations, net of tax was $37.9 million for the year ended December 31, 2007 and was primarily comprised of income from operating the Electronics business and the plastic compounding business. Income from discontinued operations, net of tax was $65.5 million for the year ended December 31, 2006 and was primarily comprised of income from operating the Groupe Novasep segment, the Electronics business and the plastic compounding business.

(9)     The gain of $34.3 million in 2008 primarily relates to the gain on the sale of the pool and spa chemicals business. The gain of $180.6 million in 2007 relates to the gain on the sale of Groupe Novasep ($115.6 million - net of tax) and the gain on the sale of the Electronics business ($65.0 million - net of tax).

(10)   Noncontrolling interest represents the total of the noncontrolling party’s interest in certain investments. For 2010, 2009 and 2008, noncontrolling interest primarily relates to the Titanium Dioxide Pigments venture and Viance LLC joint venture. In 2008, noncontrolling interest was primarily related to the goodwill impairment charge recorded in the Titanium Dioxide Pigments venture. Noncontrolling interest in 2007 relates to the Viance LLC joint venture. Noncontrolling interest in 2006 relates to the Groupe Novasep subsidiary that was sold in January 2007.

(11)   EBITDA is defined as net income (loss) attributable to Rockwood Specialties Group, Inc. plus interest expense, net, income tax provision (benefit) and depreciation and amortization. EBITDA is not a recognized term under U.S. GAAP and does not purport to be an alternative to net income (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

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

The following table sets forth a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Year Ended December 31,
($ in millions)	2010	2009	2008	2007	2006
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$239.4	$21.1	$(597.0)	$287.3	$103.0
Net income (loss) attributable to noncontrolling interest (a)	9.1	(3.8)	(83.6)	8.0	5.2
Net income (loss)	248.5	17.3	(680.6)	295.3	108.2
(Income) loss from discontinued operations, net of tax	(19.4)	(16.8)	75.9	(37.9)	(65.5)
Gain on sale of discontinued operations, net of tax	—	—	(34.3)	(180.6)	—
Income (loss) from continuing operations	229.1	0.5	(639.0)	76.8	42.7
Income tax (benefit) provision	(24.6)	9.7	(31.0)	54.8	58.5
Interest expense, net	151.1	178.1	225.1	207.8	197.5
Depreciation and amortization	255.9	274.2	249.6	202.2	167.0
EBITDA	$611.5	$462.5	$(195.3)	$541.6	$465.7

(a)     Net (loss) income attributable to noncontrolling interest represents the total of the noncontrolling party’s interest in certain investments (principally the Titanium Dioxide Pigments venture and the Viance, LLC joint venture).

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

	Year Ended December 31,
($ in millions)	2010	2009	2008	2007	2006
Goodwill impairment charges	$—	$—	$717.5	$—	$2.2
Write-off of deferred debt issuance costs (a)	1.6	20.9	—	4.1	—
Asset write-downs and other	11.5	2.6	(1.9)	(4.7)	(0.3)
Foreign exchange loss (gain)	1.0	(16.0)	32.3	(7.8)	(8.6)
	$14.1	$7.5	$747.9	$(8.4)	$(6.7)

(a)     Represents pre-tax charges of $1.6 million related to the write-off of deferred financing costs in 2010 associated with the voluntary prepayment of $200.2 million of senior secured term loans in July 2010, pre-tax charges of $20.9 million related to the write-off of deferred financing costs in 2009 in connection with the amendment of our senior secured credit facility and the redemption of a portion of the 2014 Notes and $4.1 million related to the write-off of deferred debt issuance costs associated with the redemption of the 2011 Notes in May 2007. These amounts are reported in “(Loss) gain on early extinguishment of debt” in the Consolidated Statements of Operations.

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

	Year Ended December 31,
($ in millions)	2010	2009	2008	2007	2006
Restructuring and other severance costs	$5.0	$20.3	$34.1	$12.0	$5.3
Systems/organization establishment expenses	2.1	6.3	12.5	3.6	9.8
Acquisition and disposal costs	1.3	3.0	1.7	1.8	1.9
Inventory write-up charges	—	—	6.9	5.7	0.9
Long-term debt redemption premium (discount)	—	5.7	(4.0)	14.5	—
Acquired in-process research and development	—	—	2.9	—	—
Other (a)	0.4	4.6	1.9	0.9	0.3
	$8.8	$39.9	$56.0	$38.5	$18.2

(a)     In 2009, the Company recorded expenses of $4.6 million primarily related to an increase in reserves covering legacy obligations assumed in connection with the KKR acquisition in 2000 and the acquisition of the Dynamit Nobel businesses in 2004. In 2008, the company recorded expenses of $1.9 million which includes fees incurred in connection with the secondary offering of the

Company’s common stock in June 2008.

(14)   Working capital is defined as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In 2011, we completed the sale of our plastic compounding business. As of December 31, 2010, this business met the criteria for being reported as a discontinued operation. In 2008, we completed the sale of our pool and spa chemicals business. As a result, our consolidated financial statements have been reclassified to reflect these businesses as discontinued operations for all periods presented. See Note 2, “Discontinued Operations,” for further details.

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

Unless otherwise noted, all balance sheet items as of December 31, 2010 which are denominated in Euros are converted at the December 31, 2010 exchange rate of €1.00 = $1.3384.

General

We are a global developer, manufacturer and marketer of technologically advanced, high value-added specialty chemicals and advanced materials. We serve more than 60,000 customers across a wide variety of industries and geographic areas. We operate through four business segments: (1) Specialty Chemicals; (2) Performance Additives; (3) Titanium Dioxide Pigments; and (4) Advanced Ceramics.

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

We are focused on growth, productivity, cost reduction, margin expansion, divestment of non-core businesses, debt reduction and bolt-on acquisitions. In connection with this focus, among other things:

•    In January 2011, we completed the sale of our plastic compounding business;

•    In February 2011, we refinanced $850.0 million and repaid $408.7 million of our senior secured term loans;

•    In July 2010, we voluntarily prepaid a portion of our senior secured term loans. See discussion below in “Liquidity and Capital Resources” for further details;

•    Improved our Adjusted EBITDA from continuing operations margin to 19.9% for the year ended December 31, 2010.

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

Specialty Chemicals

•    Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. In 2009, net sales declined on lower volumes in most businesses, partially offset by increased selling prices. In 2010, net sales were up from higher volumes in all markets. Net sales growth is expected in 2011 primarily from higher volumes across most markets.

•    Demand for our lithium carbonate products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand in industrial applications, the aluminum business, the battery industry, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals and agrochemicals markets, as well as generic competition. In 2009, lower volumes in most applications, particularly in lithium and metal sulfide applications, had a negative impact on results. Results in 2010 were higher primarily from increased volumes of lithium products and metal sulfide applications, partially offset by lower selling prices of potash and lithium carbonate. Sales growth is expected in 2011 primarily from higher volumes in lithium and metal sulfide applications.

Performance Additives

•    Generally, a trend towards the increased use of colored concrete products in the construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market has negatively impacted construction sales. North American volumes were lower in 2009 and 2010. European volumes were lower in 2009.  However, European volumes in 2010 were comparable to the same period in the prior year. A continued slowdown in the North American construction industry could have a negative impact on our results in 2011. Volumes of coatings products were up in 2010 and are expected to continue to increase in 2011.

•    Demand for our wood protection products, in particular alkaline copper quaternary, or ACQ, is generally driven by both repair and remodeling, as well as new construction. The market position of ACQ was negatively impacted in 2009 and 2010 by a general slowdown in the construction market, some customer shifts to substitute products and the use of wood substitutes. A continued slowdown in the construction industry, as well as higher copper prices, could have a negative impact on our results in 2011.

•    In the Clay-based Additives business, net sales decreased in 2009 as lower volumes in most applications were partially offset by increased selling prices. In 2010, higher volumes in most markets, particularly oilfield, had a favorable impact on results. We expect net sales growth in 2011 primarily from higher volumes in most market segments.

Titanium Dioxide Pigments

•    Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, printing inks, construction, cosmetics, pharmaceutical, food, paper and plastics industries. Market conditions, including pricing pressure and industry overcapacity, have negatively impacted this segment in the past. However, this trend has changed as prices are increasing as a result of current undercapacity in this industry. In 2009, net sales of fiber anatase applications decreased as lower volumes were partially offset by increased selling prices. Sales of titanium dioxide products in rutile grade were up in 2009 due to higher volumes as a result of the venture with Kemira that was completed on September 1, 2008, and higher selling prices. In 2010, higher volumes, as well as selling price increases, of both rutile and anatase applications had a favorable impact on results. We expect volumes of both rutile and anatase to continue to be higher in 2011.

•    Our functional additives sales were down in 2009 as lower volumes were partially offset by higher selling prices. In 2010, higher volumes, as well as selling price increases had a favorable impact on results. Net sales of functional additives applications in 2011 are expected to be comparable to the prior year.

Advanced Ceramics

•    Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. Sales of our medical device applications increased in 2009 and 2010. We expect this growth to continue in 2011.

•    Sales of ceramic products for use in cutting tool applications were lower in 2009 on decreased volumes. Sales of mechanical systems and applications, electronic applications and multi-functional applications were also down in 2009 from lower volumes, particularly related to the economic downturn in a number of industries, including the automotive industry. Sales of all product applications, including cutting tools, mechanical systems and applications, electronic applications and multi-functional applications, were up in 2010 on higher volumes. We expect sales for cutting tools, mechanical systems and applications and electronic applications to be higher in 2011 on higher volumes. Lower volumes of multi-functional applications are expected to have a negative impact on results in 2011.

Global Exposure

We operate a geographically diverse business, with 54% of our net sales in 2010 generated from shipments to customers in Europe, 24% to North America (predominantly the United States) and 22% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 3, “Segment Information.”

We have sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 81 manufacturing facilities in 23 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the year ended December 31, 2010, the average exchange rate of the euro against the U.S. dollar was lower compared to 2009. As a result, our net sales, gross profit and operating income were negatively impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

Raw Materials

Raw materials constituted approximately 46% of our 2010 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2010. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In 2010, higher raw material costs in a number of businesses had an unfavorable impact on our results of operations. For example, higher prices for copper used in the Timber Treatment Chemicals business of our Performance Additives segment had a negative impact on results in 2010. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers. See details of our ten most significant raw materials (in terms of dollars) in Item 1, “Business — Raw Materials.”

Energy Costs

In 2010, energy purchases represented approximately 9% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. Energy costs in 2010 were basically flat versus the prior year. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. However, natural gas prices in North America declined in 2009 and 2010. Natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, declined in 2009, but were up in 2010.

Income Taxes

As of December 31, 2010, the Company has U.S. federal and foreign corporate tax loss carryforwards (excluding state and local amounts) of approximately $461.2 million, of which $316.7 million expire through 2030 and $144.5 million which have no current expiration date. The Company also has state and local tax loss carryforwards of approximately $399.3 million expiring in years 2011 through 2030.

The worldwide valuation allowance decreased by $59.4 million to $81.4 million at December 31, 2010, representing reduced income tax expense relating to the anticipated future utilization of net operating losses resulting from the sale of the plastic compounding business in January 2011 offset by additional tax losses incurred in 2010.

Special Charges and Credits

During the periods presented, we incurred certain special charges that included, systems/organization establishment expenses, restructuring and other severance costs, foreign exchange gains and losses, asset write-downs and other, inventory write-up charges and goodwill impairment charges. See “Items excluded from Adjusted EBITDA” section in Note 3, “Segment Information,” for a discussion of special charges and credits recorded in the years ended December 31, 2010, 2009 and 2008.

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

•            any deduction for noncontrolling interest expense; and

•             items arising in connection with CCA litigation related to our Timber Treament Chemicals business of our Performance Additives segment;

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

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income (loss) is set forth in—Reconciliation of Net Income (Loss) Attributable to Rockwood Specialties Group, Inc. to Adjusted EBITDA for the years ended December 31, 2010, 2009 and 2008), including as a percentage of net sales, for the periods presented. See Note 3, “Segment Information,” for segment information and a reconciliation to income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Year ended December 31,
($ in millions)	2010	2009	2008
Statement of operations data:
Net sales:
Specialty Chemicals	$1,163.2	$996.6	$1,232.6
Performance Additives	726.7	671.5	835.6
Titanium Dioxide Pigments	759.2	666.3	534.8
Advanced Ceramics	515.6	412.2	505.9
Corporate and other	26.9	22.5	28.1
Total net sales	3,191.6	2,769.1	3,137.0

Gross profit	1,041.8	818.1	977.3
	32.6%	29.5%	31.2%
Selling, general and administrative expenses	667.6	596.9	644.9
	20.9%	21.6%	20.6%
Goodwill impairment charges	—	—	717.5
Restructuring and other severance costs	5.0	20.3	34.1
Asset write-downs and other	11.5	2.6	(1.9)
Operating income (loss):
Specialty Chemicals	216.5	161.8	223.7
	18.6%	16.2%	18.1%
Performance Additives	60.2	19.3	(438.5)
	8.3%	2.9%	-52.5%
Titanium Dioxide Pigments	59.6	16.4	(229.0)
	7.9%	2.5%	-42.8%
Advanced Ceramics	101.4	48.0	96.6
	19.7%	11.6%	19.1%
Corporate and other	(80.0)	(47.2)	(70.1)
Total operating income (loss)	357.7	198.3	(417.3)
Other expenses, net:
Interest expense, net	(151.1)	(178.1)	(225.1)
(Loss) gain on early extinguishment of debt	(1.6)	(26.6)	4.0
Foreign exchange (loss) gain, net	(1.0)	16.0	(32.3)
Other, net	0.5	0.6	0.7
Other expenses, net	(153.2)	(188.1)	(252.7)
Income (loss) from continuing operations before taxes	204.5	10.2	(670.0)
Income tax (benefit) provision	(24.6)	9.7	(31.0)
Income (loss) from continuing operations	229.1	0.5	(639.0)
Income (loss) from discontinued operations, net of tax	19.4	16.8	(75.9)
Gain on sale of discontinued operations, net of tax	—	—	34.3
Net income (loss)	248.5	17.3	(680.6)
Net (income) loss attributable to noncontrolling interest	(9.1)	3.8	83.6
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$239.4	$21.1	$(597.0)
Adjusted EBITDA:
Specialty Chemicals	$295.7	$245.7	$313.0
	25.4%	24.7%	25.4%
Performance Additives	123.8	95.1	107.1
	17.0%	14.2%	12.8%
Titanium Dioxide Pigments	129.5	97.3	83.1
	17.1%	14.6%	15.5%
Advanced Ceramics	153.2	107.7	150.2
	29.7%	26.1%	29.7%
Corporate and other	(67.8)	(35.9)	(44.8)
Total Adjusted EBITDA (a)	$634.4	$509.9	$608.6

(a)               This amount does not include $33.5 million, $30.6 million and $30.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, of Adjusted EBITDA from the former plastic compounding business which was sold on January 7, 2011 and $5.4 million for the year ended December 31, 2008 of Adjusted EBITDA from the pool and spa chemicals business sold on October 10, 2008.

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: 2010 versus 2009				Change: 2009 versus 2008
			Constant	Constant			Constant	Constant
		%	Currency	Currency		%	Currency	Currency
($ in millions)	Total	Change	Effect (a)	Basis	Total	Change	Effect (a)	Basis
Statement of operations data:
Net sales:
Specialty Chemicals	$166.6	16.7%	$(10.7)	$177.3	$(236.0)	(19.1)%	$(44.9)	$(191.1)
Performance Additives	55.2	8.2	(9.1)	64.3	(164.1)	(19.6)	(31.2)	(132.9)
Titanium Dioxide Pigments	92.9	13.9	(40.4)	133.3	131.5	24.6	(9.0)	140.5
Advanced Ceramics	103.4	25.1	(20.9)	124.3	(93.7)	(18.5)	(17.3)	(76.4)
Corporate and other	4.4	19.6	(1.5)	5.9	(5.6)	(19.9)	(1.2)	(4.4)
Total net sales	422.5	15.3	(82.6)	505.1	(367.9)	(11.7)	(103.6)	(264.3)

Gross profit	223.7	27.3	(24.3)	248.0	(159.2)	(16.3)	(29.9)	(129.3)

Selling, general and administrative expenses	70.7	11.8	(14.0)	84.7	(48.0)	(7.4)	(24.7)	(23.3)
Goodwill impairment charges	—			—	(717.5)			(717.5)
Restructuring and other severance costs	(15.3)			(15.3)	(13.8)			(13.8)
Asset write-downs and other	8.9			8.9	4.5			4.5
Total operating expenses	64.3	10.4	(14.0)	78.3	(774.8)	(55.6)	(24.7)	(750.1)
Operating income (loss):
Specialty Chemicals	54.7	33.8	(1.6)	56.3	(61.9)	(27.7)	(3.0)	(58.9)
Performance Additives	40.9	211.9	(1.1)	42.0	457.8	104.4	(1.7)	459.5
Titanium Dioxide Pigments	43.2	263.4	(3.6)	46.8	245.4	107.2	0.7	244.7
Advanced Ceramics	53.4	111.3	(4.7)	58.1	(48.6)	(50.3)	(2.0)	(46.6)
Corporate and other	(32.8)	(69.5)	0.7	(33.5)	22.9	32.7	0.8	22.1
Total	159.4	80.4	(10.3)	169.7	615.6	147.5	(5.2)	620.8
Other expenses, net:
Interest expense, net	27.0	(15.2)	3.7	23.3	47.0	20.9	6.5	40.5
(Loss) gain on early extinguishment of debt	25.0				(30.6)
Foreign exchange (loss) gain, net	(17.0)				48.3
Other, net	(0.1)				(0.1)
Other expenses, net	34.9				64.6
Income (loss) from continuing operations before taxes
Specialty Chemicals	71.6				(80.0)
Performance Additives	49.0				455.6
Titanium Dioxide Pigments	52.8				258.0
Advanced Ceramics	67.1				(56.0)
Corporate and other	(46.2)				102.6
Total	194.3				680.2
Income tax (benefit) provision	(34.3)				40.7
Income (loss) from continuing operations	228.6				639.5
Income from discontinued operations, net of tax	2.6				92.7
Gain on sale of discontinued operations, net of tax	—				(34.3)
Net income (loss)	231.2				697.9
Net (income) loss attributable to noncontrolling interest	(12.9)				(79.8)
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$218.3				$618.1
Adjusted EBITDA:
Specialty Chemicals	$50.0	20.4%	$(3.0)	$53.0	$(67.3)	(21.5)%	$(6.2)	$(61.1)
Performance Additives	28.7	30.2	(2.0)	30.7	(12.0)	(11.2)	(4.1)	(7.9)
Titanium Dioxide Pigments	32.2	33.1	(7.2)	39.4	14.2	17.1	(1.0)	15.2
Advanced Ceramics	45.5	42.2	(6.6)	52.1	(42.5)	(28.3)	(4.5)	(38.0)
Corporate and other	(31.9)	(88.9)	0.3	(32.2)	8.9	19.9	0.6	8.3
Total Adjusted EBITDA	$124.5	24.4%	$(18.5)	$143.0	$(98.7)	(16.2)%	$(15.2)	$(83.5)

(a)                The constant currency effect is the translation impact calculated based on the change in the applicable rate, primarily the Euro, to the U.S. dollar exchange rate for the applicable period.

Year ended December 31, 2010 compared to year ended December 31, 2009

Overview

Net sales increased $422.5 million, or 15.3%, over the prior year primarily due to higher volumes, partially offset by the negative impact of currency changes of $82.6 million. See further discussion by segment below.

Operating income and Adjusted EBITDA increased over the prior year primarily due to higher sales volumes. This was partially offset by higher raw material, production and maintenance costs, as well as increased variable compensation-related costs and the negative impact of currency changes.

Net income from continuing operations increased $228.6 million to $229.1 million for the year ended December 31, 2010 compared with the same period in the prior year primarily due to the reasons noted above, the reversal of valuation allowances of $76.5 million in 2010 related to net operating losses that will be utilized as a result of the sale of the plastic compounding business in January 2011, a loss on early extinguishment of debt of $26.6 million recorded in 2009 and lower interest expense. This was partially offset by decreased foreign exchange gains on financing activities.

Income from discontinued operations, net of tax, increased $2.6 million, or 15.5%, over the prior year primarily due to higher sales volumes, as well as increased selling prices, of the plastic compounding business that was sold in January 2011.

Net income attributable to noncontrolling interest of $9.1 million for the year ended December 31, 2010 was primarily related to higher earnings in the Titanium Dioxide Pigments venture, partially offset by losses recorded in our Viance timber treatment chemicals venture. Net loss attributable to noncontrolling interest of $3.8 million for the year ended December 31, 2009 was due to losses recorded in our Titanium Dioxide Pigments and Viance ventures.

Net income attributable to Rockwood Specialties Group, Inc. increased $218.3 million to $239.4 million for the year ended December 31, 2010 from $21.1 million in the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals. Net sales increased $166.6 million, or 16.7%, over the prior year primarily due to higher sales volumes, partially offset by the negative impact of currency changes of $10.7 million. In the Fine Chemicals business, higher volumes of lithium products, as well as metal sulfide applications, were partially offset by lower selling prices of potash and lithium carbonate. Net sales in the Surface Treatment business were higher on increased volumes in all markets, particularly in automotive, general industrial and coil/cold forming applications.

Performance Additives. Net sales increased $55.2 million, or 8.2%, over the prior year primarily due to higher volumes of oilfield and other applications in our Clay-based Additives business, as well as higher selling prices; and higher volumes and selling prices of coatings applications in our Color Pigments and Services business. This was partially offset by the negative impact of currency changes of $9.1 million and lower construction volumes in the United States.

Titanium Dioxide Pigments. Net sales increased $92.9 million, or 13.9%, over the prior year primarily from higher volumes in all applications, as well as higher selling prices and a favorable product mix. This was partially offset by the negative impact of currency changes of $40.4 million.

Advanced Ceramics. Net sales increased $103.4 million, or 25.1%, over the prior year primarily from higher volumes in all applications, primarily medical, electronics and multi-functional applications. This was partially offset by the negative impact of currency changes of $20.9 million and lower selling prices.

Gross profit

Gross profit increased $223.7 million, or 27.3%, over the prior year primarily due to the net sales increases noted above, partially offset by the negative impact of currency changes of $24.3 million and higher production, maintenance and raw material costs. Gross profit as a percentage of net sales were 32.6% and 29.5% for the year ended December 31, 2010 and 2009, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) as a percentage of net sales were 20.9% and 21.6% for the year ended December 31, 2010 and 2009, respectively. SG&A expenses increased $70.7 million, or 11.8%, over the prior year primarily due to the impact of the higher net sales noted above and higher variable compensation costs, partially offset by the impact of currency changes of $14.0 million.

Restructuring and other severance costs

We recorded restructuring and other severance costs of $5.0 million and $20.3 million for the year ended December 31, 2010 and 2009, respectively, throughout the Company. See Note 16, “Restructuring And Other Severance Costs,” for further details.

Asset write-downs and other

Asset write-downs and other were $11.5 million for the year ended December 31, 2010 and were primarily related to the write-down of a receivable of $4.7 million related to a pension indemnification in conjunction with the acquisition of the Dynamit Nobel businesses in 2004, fixed asset write-downs of $2.1 million in our Color Pigments and Services business and the write-down of an acquisition-related receivable of $1.6 million in our Specialty Chemicals segment. Asset write-downs and other were $2.6 million for the year ended December 31, 2009 and were primarily related to the write-down of a receivable related to the pension indemnification in conjunction with the acquisition of the Dynamit Nobel businesses.

Operating income

Specialty Chemicals. Operating income increased $54.7 million, or 33.8%, over the prior year primarily due to the higher net sales noted above, lower raw material costs in our Surface Treatment business, particularly for phosphoric acid, and lower restructuring and other severance costs of $3.8 million. This increase was partially offset by lower selling prices of potash and lithium carbonate, higher selling, general and administrative costs, including variable compensation costs, and the write-off of an acquisition-related receivable of $1.6 million.

Performance Additives. Operating income increased $40.9 million to $60.2 million for the year ended December 31, 2010 compared with the same period in the prior year primarily due to the higher net sales noted above, lower depreciation and amortization costs of $5.9 million and lower restructuring and other severance costs of $4.6 million. This increase was partially offset by higher raw material costs, particularly for copper in our Timber Treatment Chemicals business, and fixed asset write-downs of $2.1 million in our Color Pigments and Services business.

Titanium Dioxide Pigments. Operating income increased $43.2 million to $59.6 million for the year ended December 31, 2010 compared with the same period in the prior year primarily due to the higher net sales noted above, lower depreciation and amortization costs and lower systems/organization establishment expenses of $2.6 million. This was partially offset by higher production and raw material costs and the negative impact of currency changes of $3.6 million. In addition, operating income for the year ended December 31, 2009 included the termination of a long-term incentive plan of $2.6 million and the receipt of a vendor rebate related to prior years of $1.7 million.

Advanced Ceramics. Operating income increased $53.4 million to $101.4 million for the year ended December 31, 2010 compared with the same period in the prior year primarily due to the higher net sales noted above, decreased restructuring and other severance costs of $5.9 million and lower depreciation and amortization costs of $2.4 million. This increase was partially offset by higher maintenance and production costs, lower selling prices and the negative impact of currency changes of $4.7 million.

Corporate and other. Operating loss increased $32.8 million, or 69.5% over the prior year primarily due to higher variable compensation costs and the write-down of a receivable of $4.7 million related to a pension indemnification in conjunction with the acquisition of the Dynamit Nobel businesses in 2004.

Other income (expenses)

Interest expense, net. Interest expense, net decreased $27.0 million, or 15.2%, over the prior year. The year ended December 31, 2010 and 2009 included non-cash gains of $13.4 million and $3.9 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these gains, interest expense, net decreased $17.5 million, or 9.6% primarily due to the termination of interest rate swaps in November 2009 and debt repayments, partially offset by higher interest rates related to the amendment of our senior secured credit facility in June 2009.

Loss on early extinguishment of debt. For the year ended December 31, 2010, we recorded a loss on early extinguishment of debt of $1.6 million related to the write-off of deferred financing costs associated with the voluntary prepayment of $200.2 million of our senior secured term loans in July 2010. For the year ended December 31, 2009, we recorded a loss on early extinguishment of debt of $26.6 million primarily related to the write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $12.0 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes.

Foreign exchange, net. For the year ended December 31, 2010, foreign exchange losses of $1.0 million were reported primarily related to Euro-denominated debt and intercompany loans. For the year ended December 31, 2009, foreign exchange gains of $16.0 million were reported primarily due to the impact of the stronger pound sterling, as well as a stronger euro, as of December 31, 2009 versus December 31, 2008, in connection with non-operating Euro and Pound Sterling denominated transactions.

Provision for income taxes

We recorded an income tax benefit of $24.6 million for the year ended December 31, 2010 on income from continuing operations before taxes of $204.5 million. The 2010 income tax benefit was favorably impacted by the reversal of valuation allowances of $76.5 million related to net operating losses that will be utilized as a result of the sale of the plastic compounding business in January 2011. The tax benefit was negatively impacted by domestic tax losses which are not tax effected as a result of a valuation allowance and was positively impacted by an allocation of tax benefits to continuing operations, as well as, geographic earnings mix. We recorded an income tax provision of $9.7 million for the year ended December 31, 2009 on income from continuing operations before taxes of $10.2 million. The 2009 income tax provision was negatively impacted by domestic tax losses which are not tax effected as a result of a full valuation allowance and was positively impacted by a non-recurring tax benefit related to foreign currency changes, an allocation of tax benefits to continuing operations and geographic earnings mix.

Income from continuing operations

Income from continuing operations for the year ended December 31, 2010 was $229.1 million as compared to income from continuing operations of $0.5 million for the year ended December 31, 2009 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax, increased $2.6 million, or 15.5%, over the prior year primarily due to higher sales volumes, as well as increased selling prices, of the plastic compounding business that was sold in January 2011.

Net income (loss) attributable to noncontrolling interest

Net income attributable to noncontrolling interest of $9.1 million for the year ended December 31, 2010 was primarily related to higher earnings in the Titanium Dioxide Pigments venture, partially offset by losses recorded in our Viance venture. Net loss attributable to noncontrolling interest of $3.8 million for the year ended December 31, 2009 was due to losses recorded in our Titanium Dioxide Pigments and Viance ventures.

Net income (loss) attributable to Rockwood Specialties Group, Inc.

Net income attributable to Rockwood Specialties Group, Inc. for the year ended December 31, 2010 was $239.4 million as compared to net income attributable to Rockwood Specialties Group, Inc. of $21.1 million, respectively, for the reasons described above.

Adjusted EBITDA

Specialty Chemicals. Adjusted EBITDA increased $50.0 million, or 20.4%, over the prior year primarily due to the higher net sales noted above and lower raw material costs in our Surface Treatment business, particularly for phosphoric acid. This increase was partially offset by lower selling prices of potash and lithium carbonate, higher selling, general and administrative costs, including variable compensation costs, and the negative impact of currency changes of $3.0 million.

Performance Additives. Adjusted EBITDA increased $28.7 million, or 30.2% over the prior year primarily due to the higher net sales noted above. This increase was partially offset by higher raw material costs and the negative impact of currency changes of $2.0 million.

Titanium Dioxide Pigments. Adjusted EBITDA increased $32.2 million, or 33.1% over the prior year primarily due to the higher net sales noted above. This was partially offset by higher production and raw material costs and the negative impact of currency changes of $7.2 million. In addition, Adjusted EBITDA for the year ended December 31, 2009 included the termination of a long-term incentive plan of $2.6 million and the receipt of a vendor rebate related to prior years of $1.7 million.

Advanced Ceramics. Adjusted EBITDA increased $45.5 million, or 42.2% over the prior year primarily due to the higher net sales noted above. This increase was partially offset by higher maintenance and production costs, lower selling prices and the negative impact of currency changes of $6.6 million.

Corporate and other. Adjusted EBITDA loss increased $31.9 million, or 88.9% over the prior year primarily due to higher variable compensation costs. Corporate compensation-related costs for the year ended December 31, 2009 included the reversal of certain long-term incentive compensation accruals of $2.7 million related to performance targets that were no longer expected to be achieved.

Year ended December 31, 2009 compared to year ended December 31, 2008

Overview

Net sales decreased $367.9 million, or 11.7%, over the prior year primarily due to lower volumes and the negative impact of currency changes of $103.6 million, partially offset by increased selling prices and bolt-on acquisitions, particularly the Titanium Dioxide Pigments venture with Kemira. See further discussion by segment below.

Operating income increased $615.6 million to $198.3 million for the year ended December 31, 2009 compared with the same period in the prior year primarily due to the goodwill impairment charge of $717.5 million recorded in 2008, as well as higher selling prices, lower raw material costs and other cost control measures throughout the Company. This was partially offset by lower sales volumes and the negative impact of currency changes of $5.2 million.

Adjusted EBITDA decreased $98.7 million, or 16.2%, over the prior year primarily due to lower sales volumes and the negative impact of currency changes of $15.2 million. This was partially offset by higher selling prices, lower raw material costs, as well as other cost control measures throughout the Company.

Net income from continuing operations increased $639.5 million to $0.5 million for the year ended December 31, 2009 compared with the same period in the prior year primarily from the goodwill impairment charge recorded in 2008, lower interest expense recorded in 2009 due to decreased mark-to-market losses on our interest rate hedging instruments and increased foreign exchange gains on financing activities recorded in 2009. This was partially offset by lower sales volumes and increased expenses due to the early extinguishment of debt, net primarily related to the amendment of our senior secured credit facility in June 2009.

Income from discontinued operations, net of tax was $16.8 million for the year ended December 31, 2009 and was primarily from operating the plastic compounding business sold in January 2011. Loss from discontinued operations, net of tax was $75.9 million for the year ended December 31, 2008 and primarily relates to the goodwill impairment charge of $92.0 million recorded in the plastic compounding business, partially offset by income from operating the plastic compounding business, as well as income from operating the pool and spa chemicals business that was sold in October 2008.

The gain on sale of discontinued operations, net of tax for the year ended December 31, 2008 of $34.3 million is primarily related to the sale of the pool and spa chemicals business in October 2008.

Net loss attributable to noncontrolling interest decreased $79.8 million to $3.8 million for the year ended December 31, 2009 compared with the same period in the prior year primarily due to the goodwill impairment charge recorded in the Titanium Dioxide Pigments venture in the fourth quarter of 2008.

Net income attributable to Rockwood Specialties Group, Inc. increased $618.1 million to $21.1 million for the year ended December 31, 2009 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals. Net sales decreased $236.0 million, or 19.1% over the prior year primarily due to lower volumes and the negative impact of currency changes of $44.9 million. In the Fine Chemicals business, lower volumes in most products, particularly in lithium and metal sulfide applications, were partially offset by higher selling prices. Net sales in the Surface Treatment business were lower on decreased volumes, particularly in general industrial and automotive applications, partially offset by higher selling prices and the impact of a bolt-on acquisition in September 2008.

Performance Additives. Net sales decreased $164.1 million, or 19.6% over the prior year primarily due to lower volumes of construction-related products in our Color Pigments and Services and Timber Treatment Chemicals businesses, lower volumes in our Clay-based Additives business and the negative impact of currency changes of $31.2 million. This decrease was partially offset by increased selling prices and the impact of a bolt-on acquisition in August 2008.

Titanium Dioxide Pigments. Net sales increased $131.5 million, or 24.6% over the prior year due to the completion of the venture with Kemira on September 1, 2008, as well as increased selling prices. This was partially offset by lower volumes of titanium dioxide products and functional additives, and the negative impact of currency changes of $9.0 million.

Advanced Ceramics. Net sales decreased $93.7 million, or 18.5% over the prior year primarily due to lower volumes in most applications and the negative impact of currency changes of $17.3 million, partially offset by the impact of a bolt-on acquisition in October 2008 and higher volumes of medical applications.

Gross profit

Gross profit decreased $159.2 million, or 16.3% over the prior year primarily due to the sales volume decreases noted above and the negative impact of currency changes of $29.9 million. In addition, depreciation and amortization costs were higher in most businesses primarily from the impact of acquisitions. The decrease in gross profit was partially offset by lower raw material costs and cost control measures undertaken throughout the Company. Gross profit as a percentage of net sales decreased to 29.5% for the year ended December 31, 2009 from 31.2% for the year ended December 31, 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses, or SG&A, decreased $48.0 million, or 7.4% over the prior year primarily from lower compensation costs and professional fees, other cost control measures undertaken throughout the Company, as well as the impact of currency changes of $24.7 million. SG&A expenses as a percentage of net sales were 21.6% and 20.6% for the year ended December 31, 2009 and 2008, respectively.

Goodwill impairment charges

We recorded a goodwill impairment charge of $717.5 million in the fourth quarter of 2008 due to the significant drop in global stock valuations, the substantial reduction in the market valuation of Rockwood and comparable companies, and the negative global economic and market outlook. In particular, the downturn in the construction industry had a negative impact on a number of our businesses. As a result, we recorded a non-cash goodwill impairment charge in the following businesses: Color Pigments and Services ($293.2 million), Timber Treatment Chemicals ($88.3 million) and Clay-based Additives ($75.1 million) within our Performance Additives segment; Titanium Dioxide Pigments segment ($247.7 million); and rubber/thermoplastics compounding business ($13.2 million) within our Corporate and other category. See further discussion in “Critical Accounting Policies and Estimates,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 9, “Goodwill.”

Restructuring and other severance costs

We recorded $20.3 million and $34.1 million of restructuring and other severance costs for the year ended December 31, 2009 and 2008, respectively, throughout the Company. See Note 16, “Restructuring And Other Severance Costs,” for further details.

Asset write-downs and other

Asset write-downs and other were $2.6 million for the year ended December 31, 2009 and were primarily related to the write-down of a receivable related to a pension indemnification in conjunction with the acquisition of the Dynamit Nobel businesses in 2004. The gain of $1.9 million recorded for the year ended December 31, 2008 primarily relates to the sale of land that was acquired as part of the acquisition of Dynamit Nobel in 2004, partially offset by the liquidation of a joint venture in the Titanium Dioxide segment.

Operating income

Specialty Chemicals. Operating income decreased $61.9 million, or 27.7% over the prior year primarily due to the lower volumes discussed above, increased depreciation and amortization costs of $4.4 million and the negative impact of currency changes of $3.0 million. This decrease was partially offset by lower restructuring and other severance costs of $11.4 million, higher selling prices, cost control measures and the impact of a bolt-on acquisition.

Performance Additives. Operating income increased $457.8 million to $19.3 million for the year ended December 31, 2009 compared with the same period in the prior year due to the goodwill impairment charge of $456.6 million recorded in the prior year. Higher selling prices, lower raw material costs of $8.1 million, lower restructuring and other severance costs of $3.7 million, cost control measures and the impact of a bolt-on acquisition also had a favorable impact on results. This increase was partially offset by the lower sales volumes discussed above.

Titanium Dioxide Pigments. Operating income increased $245.4 million to $16.4 million for the year ended December 31, 2009 compared with the same period in the prior year primarily due to the goodwill impairment charge of $247.7 million recorded in the prior year, lower raw material costs, higher selling prices, as well as cost control measures. This was partially offset by the lower sales volumes noted above and increased depreciation and amortization costs of $21.4 million primarily related to the Kemira venture completed in September 2008.

Advanced Ceramics. Operating income decreased $48.6 million, or 50.3% over the prior year primarily due to the lower volumes noted above, increased depreciation and amortization costs of $5.0 million, increased restructuring and other severance costs of $2.5 million and the negative impact of currency changes of $2.0 million. This decrease was partially offset by cost control measures, the impact of a bolt-on acquisition in October 2008 and higher volumes of medical applications.

Corporate and other. Operating loss decreased $22.9 million, or 32.7% primarily due to lower compensation costs and professional fees, as well as other cost control measures undertaken throughout the Company.

Other income (expenses)

Interest expense, net. Interest expense, net decreased $47.0 million, or 20.9% over the prior year. The years ended December 31, 2009 and 2008 included gains of $3.9 million and losses of $51.5 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these gains and losses, interest expense, net increased $8.4 million, or 4.8%, over the prior year due to higher interest rates related to the amendment of our senior secured credit facility in June 2009, debt incurred during the third quarter of 2008 related to the Titanium Dioxide Pigments venture with Kemira, partially offset by debt repayments.

Loss/Gain on early extinguishment of debt. For the year ended December 31, 2009, we recorded a loss on early extinguishment of debt of $26.6 million primarily related to the write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $12.0 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes. For the year ended December 31, 2008, we redeemed €11.0 million of our senior subordinated notes due in 2014 at a discount and recorded a gain of $4.0 million.

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

Provision for income taxes

We recorded an income tax provision of $9.7 million for the year ended December 31, 2009 on income from continuing operations before taxes of $10.2 million. The 2009 income tax provision was negatively impacted by domestic tax losses which are not tax effected as a result of a full valuation allowance and was positively impacted by a non-recurring tax benefit related to foreign currency changes, an allocation of tax benefits to continuing operations and geographic earnings mix. We recorded an income tax benefit of $31.0 million for the year ended December 31, 2008 on a loss from continuing operations before taxes of $670.0 million. The income tax benefit was negatively impacted primarily by non-deductible book goodwill impairments and by domestic losses which are not tax effected as a result of a full valuation allowance. The 2008 income tax benefit was positively impacted by an allocation of tax benefits to continuing operations and geographic earnings mix.

Income (loss) from continuing operations

Income from continuing operations for the year ended December 31, 2009 was $0.5 million as compared to a loss from continuing operations of $639.0 million for the year ended December 31, 2008 for the reasons described above.

Income (loss) from discontinued operations, net of tax

Income from discontinued operations, net of tax was $16.8 million for the year ended December 31, 2009 and was primarily from operating the plastic compounding business sold in January 2011. Loss from discontinued operations, net of tax was $75.9 million for the year ended December 31, 2008 and primarily relates to the goodwill impairment charge of $92.0 million recorded in the plastic compounding business, partially offset by income from operating the plastic compounding business, as well as income from operating the pool and spa chemicals business that was sold in October 2008.

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

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest of $3.8 million and $83.6 million for the years ended December 31, 2009 and 2008, respectively, was recorded. Noncontrolling interest primarily represents the noncontrolling interest portion of the Viance, LLC joint venture that was completed in January 2007 and the noncontrolling interest portion of the Titanium Dioxide Pigments venture completed in September 2008. The change from the prior year primarily relates to the goodwill impairment charge recorded in the Titanium Dioxide Pigments venture in the fourth quarter of 2008.

Net income (loss) attributable to Rockwood Specialties Group, Inc.

Net income attributable to Rockwood Specialties Group, Inc. for the year ended December 31, 2009 was $21.1 million as compared to a net loss attributable to Rockwood Specialties Group, Inc. of $597.0 million for the same period in the prior year for the reasons described above.

Adjusted EBITDA

Specialty Chemicals. Adjusted EBITDA decreased $67.3 million, or 21.5% over the prior year primarily due to the lower volumes discussed above and the negative impact of currency changes of $6.2 million. This decrease was partially offset by higher selling prices, cost control measures and the impact of a bolt-on acquisition.

Performance Additives. Adjusted EBITDA decreased $12.0 million, or 11.2% over the prior year due to the lower volumes and the negative impact of currency changes of $4.1 million. This decrease was partially offset by higher selling prices, lower raw material costs of $8.1 million, cost control measures and the impact of a bolt-on acquisition.

Titanium Dioxide Pigments. Adjusted EBITDA increased $14.2 million, or 17.1% over the prior year due to increased sales related to the completion of the venture with Kemira, lower raw material costs, higher selling prices, as well as cost control measures.

Advanced Ceramics. Adjusted EBITDA decreased $42.5 million, or 28.3% over the prior year primarily due to the lower volumes noted above and the negative impact of currency changes of $4.5 million. This decrease was partially offset by cost control measures, the impact of a bolt-on acquisition in October 2008 and higher volumes of medical applications.

Corporate and other. Adjusted EBITDA increased $8.9 million, or 19.9% primarily due to lower compensation costs and professional fees, as well as other cost control measures undertaken throughout the Company.

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

	Year ended December 31,
($ in millions)	2010	2009	2008
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$239.4	$21.1	$(597.0)
Net income (loss) attributable to noncontrolling interest	9.1	(3.8)	(83.6)
Net income (loss)	248.5	17.3	(680.6)
Income tax (benefit) provision	(24.6)	9.7	(31.0)
(Income) loss from discontinued operations, net of tax	(19.4)	(16.8)	75.9
Gain on sale of discontinued operations, net of tax	—	—	(34.3)
Income (loss) from continuing operations before taxes	204.5	10.2	(670.0)
Interest expense, net (a)	151.1	178.1	225.1
Depreciation and amortization	255.9	274.2	249.6
Goodwill impairment charges	—	—	717.5
Restructuring and other severance costs	5.0	20.3	34.1
Systems/organization establishment expenses	2.1	6.3	12.5
Acquisition and disposal costs	1.3	3.0	1.7
Inventory write-up charges	—	—	6.9
Loss (gain) on early extinguishment of debt	1.6	26.6	(4.0)
Asset write-downs and other	11.5	2.6	(1.9)
Acquired in-process research and development	—	—	2.9
Foreign exchange loss (gain), net	1.0	(16.0)	32.3
Other	0.4	4.6	1.9
Total Adjusted EBITDA (b)	$634.4	$509.9	$608.6

(a)                Includes gains (losses) of $13.4 million, $3.9 million and $(51.5) million for the years ended December 31, 2010, 2009 and 2008, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency swaps.

(b)              This amount does not include $33.5 million, $30.6 million and $30.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, of Adjusted EBITDA from the former plastic compounding business which was sold on January 7, 2011 and $5.4 million for the year ended December 31, 2008 of Adjusted EBITDA from the pool and spa chemicals business sold on October 10, 2008.

Liquidity and Capital Resources

Cash Flows

Operating Activities. Net cash provided by operating activities was $487.8 million, $370.6 million and $301.9 million in 2010, 2009 and 2008, respectively. Net cash from operating activities increased in 2010 primarily due to higher net income and lower cash interest expense, partially offset by a lower source of operating cash from working capital changes. Net cash from operating activities increased in 2009 primarily from an outflow of operating cash from working capital changes in 2008, partially offset by an outflow of $31.1 million related to the termination of interest rate swaps in November 2009, higher cash interest expense and operating cash inflows in 2008 related to operating the pool and spa business that was sold in October 2008.

Investing Activities. Net cash used in investing activities was $181.3 million, $204.3 million and $295.5 million in 2010, 2009 and 2008, respectively. Net cash used in investing activities in 2010 and 2009 was primarily comprised of capital expenditures. Net cash used in investing activities in 2009 included $32.9 million related to the settlement of a cross-currency swap in November 2009, as well as a $16.0 million contractual advance to the Titanium Dioxide Pigments noncontrolling shareholder. Net cash used in investing activities in 2008 included the acquisitions of Holliday Pigments, Nalco’s Finishing Technologies business and other acquisitions and capital expenditures. This was partially offset by the sale proceeds from the sale of the pool and spa chemicals business in the fourth quarter of 2008 and funds received related to the claim settlement between the Company and GEA Group Aktiengesellschaft in the first quarter of 2008.

Financing Activities. Net cash (used in) provided by financing activities was $(285.8) million, $(321.9) million and $102.6 million in 2010, 2009 and 2008, respectively, and included scheduled payments for long-term debt and revolver payments. In 2010, net cash used in financing activities included the voluntary prepayment of $200.2 million of our senior secured term loans. In 2009, we used $146.8 million of cash to prepay, at a discount, $153.2 million in aggregate principal amount of our Euro-denominated senior subordinated notes due in 2014, $102.3 million to prepay our senior secured term loans in the first half of 2009, and $26.9 million related to the amendment of the senior secured credit facility in June 2009. In 2008, net cash provided by financing activities included $362.5 million related to the financing of the Titanium Dioxide Pigments venture, partially offset by the payment of assumed debt to the noncontrolling shareholder of the Titanium Dioxide Pigments venture of $141.4 million.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. In addition, we completed the sale of our plastic compounding business in January 2011 for $305.4 million, subject to certain potential post closing adjustments and taxes (see Note 2, “Discontinued Operations,” for further details). Our debt service requirements in future years are significant. We believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowings available under our revolving credit facility will be adequate sources of liquidity. However, an economic downturn or recession may have a material adverse impact on our results of operations, cash flows from operations and our liquidity. See Item 1, “Business,” and Item 1A, “Risk Factors.”

In addition, our liquidity may be negatively impacted due to funding obligations related to certain pension plans. We have several pension plans located in Germany, Finland, the United Kingdom and the United States, which were negatively impacted by market conditions in late 2008 and early 2009. We are in compliance with local funding requirements for our pension plans. The Company’s overall unfunded position in its defined benefit plans as of December 31, 2010 is $416.3 million and the funded status of our plans is 38%. However, 82% of the Company’s unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $74.3 million, and the funded status is 77%. The Company was in compliance with local funding requirements as of December 31, 2010. Almost all of the Company’s pension obligations are long-term in nature. The Company’s annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded its pension expense. Such cash outflows were less than pension expense in 2009 and 2010. The measurement of our pension obligations and plan assets is dependent on a variety of actuarial assumptions and is performed annually.

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

As of December 31, 2010, we had actual total indebtedness of $2,161.0 million. The availability under the revolving credit facility is $180.0 million as of December 31, 2010, subject to outstanding letters of credit of $33.5 million that reduced our availability under the senior secured credit facility. The €30.0 million ($40.2 million) revolving credit facility under the Titanium Dioxide Pigments venture facility provided for additional borrowings of up to €12.9 million ($17.3 million) as of December 31, 2010 after an outstanding bank guarantee of €17.1 million ($22.9 million) related to a defined benefit pension obligation.

As of December 31, 2010, we had cash and cash equivalents of $303.2 million. We may use available cash to reduce our term debt or repurchase additional 2014 Notes at any time, subject to certain limitations contained in our senior secured credit facility. As discussed in Note 11, “Long-Term Debt,” we voluntarily prepaid $200.2 million of our senior secured term loans on July 29, 2010.

Our long-term debt at December 31, 2010 and 2009 is primarily comprised of our senior secured credit facility, which we amended in June 2009, our 2014 Notes and our Titanium Dioxide Pigments venture term loans. See Note 11, “Long-Term Debt,” for a detailed discussion of these borrowings.

Senior secured credit facilities. On February 10, 2011, we completed a refinancing in support of our long-term debt reduction strategy and entered into a new senior secured credit agreement comprised of an $850.0 million term loan and a $180.0 million revolving credit facility, and repaid $408.7 million of existing term loans. This refinancing and repayment is expected to reduce future interest expense by approximately $40 million a year. See Note 20, “Subsequent Events,” for further details. The following disclosures are based on the senior secured credit agreement that was in effect as of December 31, 2010:

The senior secured credit agreement contained the following financial covenants that were determined based on our Adjusted EBITDA (including certain adjustments for acquisitions and related synergies), which reflects management’s interpretations thereof:

•            a leverage ratio: under the old senior secured credit agreement, net senior secured debt (senior secured debt plus capital lease obligations, minus cash up to a maximum of $100.0 million) to Adjusted EBITDA must be less than 4.00 to 1. Under the new senior secured credit agreement entered into in February 2011, net senior secured debt (senior secured debt plus capital lease obligations, minus cash up to a maximum of $200.0 million) to Adjusted EBITDA must be less than 2.75 to 1. For the twelve-month period ended December 31, 2010, our ratio equaled 2.24 to 1; and

•            an interest coverage ratio: under the old senior secured credit agreement, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate and cross-currency interest rate derivatives) must be at least 2.00 to 1. Under the new senior secured credit agreement entered into in February 2011, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate and cross-currency interest rate derivatives) must be at least 2.50 to 1. For the twelve-month period ended December 31, 2010, our ratio equaled 4.27 to 1.

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

We were in compliance with the above covenants as of December 31, 2010.

2014 Notes. The 2014 Notes contain various affirmative and restrictive covenants. The restrictive covenants limit our ability, and the ability of our restricted subsidiaries, to, among other things, incur or guarantee additional indebtedness (as described below), pay dividends or make other equity distributions or repurchase capital stock, make investments or other restricted payments, create liens, transfer or sell assets, restrict dividends or other payments to us, engage in transactions with affiliates, and merge or consolidate with other companies or sell substantially all of our assets.

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended December 31, 2010, the fixed charge coverage ratio equaled 4.27 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

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

The facility agreement contains affirmative and restrictive covenants, subject to certain thresholds and exceptions. The restrictive covenants limit the venture’s ability to undertake certain actions, including but not limited to acquiring or disposing of assets, creating liens on assets, entering into a merger or corporate restructuring, and incurring additional indebtedness. These covenants are calculated in accordance with International Financial Reporting Standards and are based solely on the results of the venture’s European operations. In addition, the facility agreement requires the venture to meet certain financial covenants, including:

•            A leverage coverage ratio: for the twelve-month period ended December 31, 2010, net debt to EBITDA (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement), subject to certain adjustments must be less than 3.50 to 1; for such period, our ratio equaled 1.84 to 1;

•            An interest coverage ratio: for the twelve-month period ended December 31, 2010, EBITDA, subject to certain adjustments, to cash interest expense (net of interest income), must be greater than 3.50 to 1; for such period, our ratio equaled 7.14 to 1; and

•            Cash flow coverage ratio: for the twelve-month period ended December 31, 2010, cash generated for financing activities (EBITDA, subject to certain adjustments, less working capital changes, capital expenditures and interest) to debt service (interest expense and amortization of debt) must be greater than 1.10; for such period, our ratio equaled 2.05 to 1.

We were in compliance with the above covenants as of December 31, 2010.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA:

	Year ended December 31,
($ in millions)	2010	2009	2008
Net cash provided by operating activities from continuing operations	$483.4	$364.6	$284.9
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	(53.9)	(91.6)	67.4
Current portion of income tax provision	36.3	29.8	38.5
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	158.6	174.1	164.0
Restructuring and other severance costs	5.0	20.3	34.1
Systems/organization establishment expenses	2.1	6.3	12.5
Acquisition and disposal costs	1.3	3.0	1.7
Inventory write-up charges	—	—	6.9
Bad debt provision	1.2	(1.2)	(3.3)
Other	0.4	4.6	1.9
Total Adjusted EBITDA (a)	$634.4	$509.9	$608.6

(a)          This amount does not include $33.5 million, $30.6 million and $30.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, of Adjusted EBITDA from the former plastic compounding business which was sold on January 7, 2011 and $5.4 million for the year ended December 31, 2008 of Adjusted EBITDA from the pool and spa chemicals business sold on October 10, 2008.

Contractual Obligations

The following table details Rockwood’s fixed contractual cash obligations as of December 31, 2010:

		Less than	2-3	4-5	After
($ in millions)	Total	1 year	Years	Years	5 years
Debt, including current portion (a)	$2,611.9	$569.6	$454.1	$665.9	$922.3
Operating leases	53.4	16.7	20.2	10.2	6.3
Purchase obligations (b)	762.3	241.0	424.9	32.2	64.2
Total (c) (d)	$3,427.6	$827.3	$899.2	$708.3	$992.8

(a)               Amounts represent the expected principal payments of our long-term debt, including capital leases, and do not include any fair value adjustments or bond premiums or discounts. These amounts reflect the principal and interest balances of the refinancing on February 10, 2011 of our senior secured credit agreement that was comprised of an $850.0 million term loan and the repayment of $408.7 million of existing term loans. This amount also includes estimated scheduled cash interest payments totaling $450.9 million. A portion of the debt balance outstanding as of December 31, 2010 contained a variable interest rate component. Therefore, interest was calculated on this portion based upon the average of the rates in effect after the refinancing of our senior secured credit facility. See Note 11, “Long-Term Debt.”

(b)               Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(c)                Statutory minimum funding requirements for 2011 for defined benefit pension plans are not included as such amounts have not been determined. For 2011, the Company expects to make contributions of approximately $8.9 million to pension trusts and $17.5 million directly to plan participants as benefit payments. Future contributions, including additional payments that may be required as a result of investment performance of pension assets, are not included, as they are not fixed either as to timing or amount. See Note 15, “Employee Benefit Plans,” for further details.

(d)               Obligations relating to eventual settlement of derivative contracts are not included as the timing and amounts are not fixed. These contracts are marked-to-market with the related liabilities or assets depending on the mark-to-market position. At December 31, 2010, the mark-to-market position of obligations relating to derivative contracts was a liability and were recorded in “Accrued expenses and other current liabilities” and “Other Liabilities” in the Consolidated Balance Sheet.

Liabilities for unrecognized tax benefits in the amount of $23.7 million as of December 31, 2010 are excluded from the Contractual Obligations table as we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Liabilities for these unrecognized tax benefits are classified as non-current income tax liabilities (other liabilities) unless expected to be paid within one year.

Capital Expenditures

Rockwood’s capital expenditures in 2010 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment. For the year ended December 31, 2010, capital expenditures were $180.3 million. Capital expenditures for 2011 are expected to be above 2010 levels. For the years ended December 31, 2009 and 2008, our capital expenditures amounted to $151.5 million and $219.1 million, respectively.

We may incur future costs for capital improvements and general compliance under Safety, Health and Environmental (“SHE”) laws. For the year ended December 31, 2010, our capital expenditures for SHE matters totaled $19.2 million, excluding costs to maintain and repair pollution control equipment. For 2011, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with any such law. See Note 18, “Commitments and Contingencies,” “Regulatory Developments” for further discussion.

Foreign currency related transactions

As of December 31, 2010, $1,053.0 million of the debt outstanding is denominated in Euros. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of December 31, 2010, the Company had approximately $36.9 million of letters of credit and other bank guarantees, of which $36.3 million will expire in 2011 through 2015. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $33.5 million that reduced our availability under the senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows as the Company anticipates fulfilling its performance obligations.

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

•                  the amount of environmental-related matters; and

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

Revenue Recognition. We recognize revenue when the earnings process is complete. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred and collectibility is reasonably assured. We believe that we have adequate credit granting procedures in place and that they are operating effectively so that collectibility is reasonably assured. We have a low incidence of uncollectible accounts. Additionally, credit insurance is purchased at times by certain of our businesses, particularly in Europe, to protect against collection risk. Accruals are made for sales returns based on our experience and for other allowances based on the terms of allowance programs put in place. Although we believe that sufficient experience and history exists to make reasonable estimates as to such accruals and allowances, actual results can differ depending on market conditions.

Impairment Accounting. The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, long-lived tangible, and other intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. We have determined that our reporting units for our goodwill impairment review are our operating segments or components of an operating segment that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. Based on this analysis, we have identified eight reporting units within our reportable segments.

In accordance with the accounting guidance on determining a goodwill impairment, there is a two-step method. In the first step, we determine the fair value of each reporting unit (as discussed in the following sentence) and compare that fair value to the carrying value of such reporting unit. This begins with our estimating the fair value of each reporting unit, which we derive from peer multiples. Specifically, we base our estimate of the fair value of such reporting unit on an industry metric that is the ratio of enterprise value (“EV” which is commonly defined as market capitalization, plus long-term debt, less cash) to Adjusted EBITDA of the relevant benchmark peer companies and groups; we refer to this as the peer multiple approach. The peer companies are typically based upon the competitors disclosed in Item 1, “Business” for each of our reporting units. We use EV multiples to the last twelve months Adjusted EBITDA and to the next fiscal year Adjusted EBITDA. We then multiply this ratio by the Adjusted EBITDA for the recently completed year and the budgeted Adjusted EBITDA for the upcoming year of such reporting unit and compare it to the carrying value of such reporting unit. If the product of such peer multiple and reporting unit’s Adjusted EBITDA is less than such carrying value, it may be an indication of an impairment. If our initial review does not result in clear evidence that no impairment indicators exist, we perform a review based on expected future cash flows; we refer to this as the discounted cash flow approach. For the discounted cash flow approach, the Company makes certain assumptions about, among other things, estimates of future cash flows, including growth rates, price increases, capital expenditures, the benefits of recent acquisitions and expected synergies, and an appropriate discount rate. If the results of the peer multiple approach and the discounted cash flow approach differ materially, we would review the relevant facts and circumstances and make a qualitative assessment to determine the proper weighting. If the results of the first step indicate the carrying amount of a reporting unit is higher than its fair value, the second step must be performed. Specifically, the Company determines the implied fair value of goodwill in the same manner as if we were to acquire those reporting units. In the second step, the potential impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess. If necessary, we may consult with valuation specialists to assist with our goodwill impairment review.

For the years ended December 31, 2010 and 2009, we did not recognize a goodwill impairment loss as a result of the impairment analysis that was performed. In the fourth quarter of 2008, we tested the recoverability of goodwill as part of our annual review.  In connection with the determination of fair value of the reporting units, we made significant estimates and assumptions with respect to those reporting units and engaged independent valuation specialists to assist with this review. The first step of our review indicated that the fair values of our Color Pigments and Services, Timber Treatment Chemicals, Clay-based Additives, Titanium Dioxide Pigments, Specialty Compounds and Rubber Chemicals reporting units were less than their carrying values. Accordingly, we were required to complete the second step of the impairment review. To compute the amount of the impairment, the Company determined the implied fair value of goodwill in the same manner as if it were to acquire those reporting units. Specifically, the Company allocated the fair value of the reporting units to all of the assets, including any unrecognized intangible assets, and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss was measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two. Based on the results of the second step of the impairment review, we determined and recorded goodwill impairment charges in our Color Pigments and Services business ($293.2 million), Timber Treatment Chemicals business ($88.3 million) and Clay-based Additives business ($75.1 million) within our Performance Additives segment; Titanium Dioxide Pigments segment ($247.7 million); and rubber/thermoplastics compounding business ($13.2 million) within our Corporate and other category. In addition, we recorded a goodwill impairment charge of $92.0 million in 2008 in our plastic compounding business that was sold in January 2011. This amount is recorded as discontinued operations in the Consolidated Statements of Operations. The goodwill impairment charges were attributed to the significant drop in global stock valuations, the substantial reduction in the market valuation of Holdings and comparable companies, and the negative global economic and market outlook at that time. In particular, the downturn in the construction industry had a negative impact on a number of our businesses.

These calculations are based on inherent assumptions and estimates about future cash flows and appropriate benchmark peer companies or groups. Subsequent changes in these assumptions could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. For example, if the Company had applied a 10% reduction in the peer multiples of its reporting units in 2010 and 2009, no potential goodwill impairment would exist at any of our reporting units. In 2008, if the Company had applied a 10% reduction in the peer multiples of the reporting units that were not impaired, there may have been an additional potential goodwill impairment in two of our reporting units. As noted above, if we had discovered such a potential impairment, we might have expanded the review to prepare more detailed estimates of future cash flows, which might have resulted in a different impairment assessment.

Prior to completing the assessment of goodwill for impairment during the fourth quarter of 2008, we performed a recoverability test of certain long-lived assets. As a result, we concluded that there was no impairment of those assets in the fourth quarter of 2008.

As discussed above, the recoverability of other intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. In the fourth quarter of 2010, we performed a recoverability test of certain intangible assets in our Viance timber treatment chemicals venture and concluded that there was no impairment of those assets. We will continue to monitor the recoverability of these assets if events or circumstances indicate that the carrying value of such assets may not be recoverable.

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

Legal Matters. We are involved in various legal proceedings, including commercial, product liability, intellectual property and environmental matters, of a nature that can be expected in our business. It is our policy to accrue for amounts related to these matters if it is probable that a liability has been incurred and an amount can be reasonably estimated. The probability that a contingent liability has been incurred is regularly assessed by our legal staff, based on periodic reviews of available facts and circumstances for our legal matters, with senior operating and finance management both at the business accountable for the potential liability and at our corporate offices. This is supplemented where applicable by consultation with outside counsel. We do not believe it is informative to quantify past experience at assessing probability or estimating exposure since material matters of this nature at Rockwood often represent unique situations with little applicability to the assessment of probability or estimation of potential liability regarding other legal matters. It is our policy to disclose such matters when there is at least a reasonable possibility that a material loss has been or will be incurred.

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

We have estimated and established financial reserves relating to anticipated environmental cleanup obligations, site reclamation and remediation and closure costs. On a consolidated basis, we have accrued approximately $49.8 million for known environmental liabilities as of December 31, 2010. Given that these obligations may be paid/relieved over extended time periods (30 years in some cases), charges or credits to operations may be required as information is gathered and estimates refined.

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

Restructuring. We record restructuring charges from time to time that represent expenses incurred in connection with consolidations and cessations of certain of our operations, as well as headcount reduction programs. These charges consist primarily of closure costs, write-offs of assets and severance costs. Severance charges are based on various factors including the employee’s length of service, contract provisions, salary levels and local governmental legislation. At the time a related charge is recorded, we calculate our best estimate based upon detailed analysis. Although significant changes are not expected, actual costs may differ from these estimates.

For example, we have accrued liabilities of $4.8 million as of December 31, 2010 to cover restructuring liabilities for employee severance and facility closure costs. In the event that our estimates of such costs are too low, an additional charge to operations would be required.

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

We have net operating loss carryforwards in the U.S. and China for which we have reserved. In the U.S., the net operating loss is reserved for except for the portion that is expected to be utilized in 2011 as a result of the gain on the sale of the plastic compounding business. The valuation allowance also includes certain states in the U.S. as we have concluded realizability of these net operating loss carryforwards is not more likely than not. We have not recorded valuation allowances on a significant portion of our German net operating loss carryforwards as we have considered positive evidence such as forecasted future taxable income based on historical taxable income adjusted for charges which are not indicative of future operations and as the carryforward period of the net operating losses is indefinite.

We consider future taxable income and other available evidence when assessing the need for a valuation allowance. Various assumptions and strategies (including elections for tax purposes) are implicit in estimates of forecasted future taxable income.

We believe that, in situations in which future realization of deferred tax assets is dependent on taxable income from future operations, the relative significance of cumulative losses be addressed. Accordingly, in assessing the realization of U.S. jurisdiction net operating loss carryforwards for the years ended December 31, 2010, 2009 and 2008, and, considering future taxable income, we have identified the key elements of both positive and negative evidence and evaluated such evidence.

The worldwide valuation allowance decreased by $59.4 million to $81.4 million at December 31, 2010, representing reduced income tax expense relating to the anticipated future utilization of net operating losses resulting from the sale of the plastic compounding business in January 2011 offset by additional tax losses incurred in 2010.

As of December 31, 2010, we had three years of net cumulative losses in the U.K. As such, we evaluated the realizability of the net deferred tax assets of $19.9 million related to our U.K. entities. For any specific jurisdiction where a history of three years of cumulative losses has occurred or where there has been a substantial change in the business (e.g., a major acquisition or divestiture), the Company’s policy is to determine its need for a valuation allowance on deferred tax assets, if any, by calculating an average steady-state normalized taxable income amount over the last three years, adjusted for acquisitions or divestitures, if necessary. The steady-state calculation includes management assumptions that relate to the appropriateness of certain items, such as, including permanent cost savings which have been/are being implemented and excluding one-time items.

In accordance with this policy, we calculated the average annual income before taxes in the U.K. on a steady-state normalized basis. We continue to be profitable on a normalized basis. We additionally considered the nature of the U.K. net deferred tax assets which includes unused tax depreciation (“capital allowances” in the U.K.). Under U.K. law, this tax attribute can be utilized indefinitely. Accordingly, we concluded that given the level of profitability and given their unlimited life, these assets should more likely than not be realizable as of December 31, 2010 in the U.K. and therefore no valuation allowance was recorded as of such date.

We are committed to buying and selling businesses within our portfolio of businesses as opportunities arise to enhance our overall results. We are committed to selling assets which are non-core and which would generate a taxable gain in the event of expiring U.S. Federal NOL’s.

The Company follows a standard that clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and that prescribed a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

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

Although we have a full valuation allowance on the U.S. net deferred tax assets (except for the deferred tax asset that is expected to be utilized in 2011) and certain U.S. states, we have evaluated the U.S. positions as well as foreign positions. Liabilities associated with positions taken as part of purchase accounting have been recorded as part of goodwill. Based on our year-end analysis, we have recorded unrecognized tax benefits of $23.7 million on a gross basis. The ultimate settlement of this liability is subject to tax audits or the expiration of the statute of limitations. As such, actual results could differ from our estimates.

In accordance with our policy, we have offset the gross liability in respect of our uncertain tax positions against deferred taxes where settlement of such liability would reduce tax loss carryforwards. On a net basis, we have recorded unrecognized tax benefits of $12.3 million as of December 31, 2010.

To the extent that the provision for income taxes increases/decreases by 1% of income from continuing operations before taxes, consolidated net income attributable to Rockwood Specialties Group, Inc. would have declined/improved by $2.0 million in 2010.

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

The fair value of Holdings’ stock options granted in 2009 and 2008 were estimated on the date of grant using the Black-Scholes option pricing model, which included assumptions of expected term, expected volatility and risk-free rates. Changes in these assumptions can affect the fair value estimate. The fair value of Holdings’ performance restricted stock units granted in 2009 and 2008 were estimated on the date of grant based on the closing market price of its stock. These performance-based equity awards require management to make assumptions regarding the likelihood of achieving company-performance goals, which in turn impacts our compensation expense. The fair value of restricted stock units granted in 2010 was estimated on the date of grant using a Monte Carlo simulation model as the equity awards were tied to market conditions. The model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the grant and calculates the fair value for the long-term performance awards. The recognition of expense is only recorded for awards that will eventually vest. This requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures. Our forfeiture rates are based upon historical share-based equity award cancellations.

We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to changes in stock-based compensation expense. A 10% change in our stock-based compensation expense would have affected net income by approximately $1.4 million for the year ended December 31, 2010.

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

The measurement of our pension obligations, costs and liabilities is dependent on a variety of actuarial assumptions. These assumptions include estimates of the present value of projected future pension payments to all plan participants, with consideration to the likelihood of potential future events such as salary increases (due to marketplace conditions and/or inflation) and demographic experience (such as retirement and mortality rates). These assumptions may have an effect on the amount and timing of future contributions or benefit payments. For funded plans, the plan trustee obtains an independent valuation of the fair value of pension plan assets and prepares estimates of expected returns based on target asset allocations multiplied by current marketplace rates of return for comparable assets. We base the discount rate assumption on investment yields available at year-end on AA-rated corporate long-term bonds. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and therefore are likely to affect our recognized expense in those periods. We cannot predict these bond yields or investment returns and therefore cannot reasonably estimate whether adjustments to our stockholder’s equity for minimum pension liability in subsequent years will be significant.

Estimated sensitivity of our pension funded status and stockholders’ equity and annual pension expense to a 0.25% increase/decrease in the discount rate assumption is shown below as of and for the year ended December 31, 2010. The estimates were based on inquiries of all plan actuaries. The December 31, 2010 funded status and stockholder’s equity are affected by assumptions as of December 31, 2010 while 2010 annual pension expense is affected by December 31, 2009 assumptions:

	As of December 31, 2010
($ in millions)	U.S. Plans	Non-U.S. Plans		2010 Pension
Impact of a Change in Discount Rate	Funded Status	Funded Status	Equity	Expense
+25 basis points	$1.1	$21.0	$(22.1)	$(0.8)
-25 basis points	(1.2)	(22.1)	23.3	1.0

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

To the extent that our plant and equipment actual useful lives differ from management’s estimates by 10%, consolidated net income attributable Rockwood Specialties Group, Inc. would be an estimated $17.9 million higher/lower based upon 2010 results, depending upon whether the actual lives were longer/shorter, respectively, than the estimates.

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

To the extent that the actual useful lives of our other intangible assets differ from management’s estimates by 10%, consolidated net income attributable Rockwood Specialties Group, Inc. would be an estimated $7.7 million higher/lower based upon 2010 results, depending upon whether the actual lives were longer/shorter, respectively, than the estimates.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” section in Note 1, “Description of Business and Summary of Significant Accounting Policies,” a for discussion of recent accounting pronouncements.

Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
($ in millions, except per share amounts)	Quarter	Quarter	Quarter (a)	Quarter (b)
2010
Net sales	$778.4	$813.7	$801.2	$798.3
Gross profit	255.9	269.9	266.0	250.0

Amounts attributable to Rockwood Specialties Group, Inc.:
Income from continuing operations	$32.3	$45.9	$38.0	$103.8
Income from discontinued operations	4.6	6.5	2.5	5.8
Net income	$36.9	$52.4	$40.5	$109.6

	First	Second	Third	Fourth
($ in millions, except per share amounts)	Quarter (c)	Quarter (d)	Quarter (e)	Quarter
2009
Net sales	$612.2	$683.4	$735.8	$737.7
Gross profit	173.4	194.4	220.8	229.5

Amounts attributable to Rockwood Specialties Group, Inc.:
(Loss) income from continuing operations	$(6.9)	$(3.1)	$6.8	$7.5
Income from discontinued operations	5.4	4.8	3.3	3.3
Net (loss) income	$(1.5)	$1.7	$10.1	$10.8

(a)                In the third quarter of 2010, we recorded a loss on early extinguishment of debt of $1.6 million related to the write-off of deferred financing costs associated with the voluntary prepayment of $200.2 million of senior secured term loans in July 2010.

(b)               In the fourth quarter of 2010, we recorded a tax benefit in continuing operations of $76.5 million for the reversal of domestic valuation allowances related to net operating losses that will be utilized as a result of the sale of the plastic compounding business in January 2011. In addition, asset write-downs of $9.2 million were recorded in the fourth quarter of 2010.

(c)                In the first quarter of 2009, we recorded a net gain of $2.2 million on the early extinguishment of debt related to a discount of $3.6 million due to the repurchase of $15.5 million of our senior subordinated notes due in 2014, partially offset by the write-off of $1.4 million of deferred financing costs.

(d)               In the second quarter of 2009, we recorded a loss on early extinguishment of debt of $27.9 million primarily related to the amendment of our senior secured credit facility in June 2009. This included the write-off of deferred financing costs of $19.5 million and $11.1 million of lender fees. This was partially offset by a discount of $2.7 million related to the repurchase of $137.7 million in aggregate principal amount of our Euro-denominated 2014 Notes.

(e)                In the third quarter of 2009, we recorded a loss on early extinguishment of debt of $0.9 million primarily related to lender fees to extend the maturity of our revolving credit facility.

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

Interest Rate Risk

After hedging, the Company had $908.9 million and $1,186.9 million of variable rate debt outstanding as of December 31, 2010 and 2009, respectively, a portion of which is subject to a Libor or Euribor floor of 2.00%. After the refinancing in February 2011, we had

$850.0 million of variable rate debt outstanding which is subject to a Libor floor of 1.00%. Any borrowings under the senior secured revolving credit facility and the Titanium Dioxide Pigments venture revolving credit facility are at a variable rate (with the senior secured revolving credit facility subject to a Libor floor of 1.00%). As of December 31, 2010, there were no outstanding borrowings under the Titanium Dioxide Pigments venture revolving credit facility. There were no outstanding borrowings under the senior secured revolving credit facility as of December 31, 2010. Although we are not required under the terms of any of our long-term debt facilities to hedge, or otherwise protect against interest rate fluctuation in our variable rate debt, we have entered into interest rate swaps to manage our exposure to changes in interest rates related to variable-rate debt. Each 0.125% increase or decrease in the assumed weighted average interest rate would change the annual interest expense by $1.1 million and $1.5 million in 2010 and 2009, respectively. In February 2011, an interest rate swap with a notional amount of €262.9 million ($354.6 million based on the exchange rate in effect on the date of the payment) was terminated resulting in a payment of €10.8 million ($14.6 million based on the exchange rate in effect on the date of the payment). See Note 5, “Derivatives,” for further details regarding these interest rate swaps.

Foreign Currency Risk

We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We operate a geographically diverse business, with 54% of our net sales in 2010 generated from customers in Europe, 24% in North America (predominantly in the United States) and 22% from the rest of the world based upon customer ship to locations. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 3, “Segment Information.” Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars and Euros. Our results of operations and financial condition are therefore impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. Approximately 61% of our 2010 net sales were derived from subsidiaries whose local currency is the euro. This increases the impact of the fluctuation of the euro against the U.S. dollar.

We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the functional currency of the transacting entity. Gains and losses on currency transactions are included in operating income and do impact our operating margins. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Gains and losses on currency translations are recorded in our consolidated financial statements as a component of “other comprehensive income (loss)” and do not impact our operating margins. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future.

To manage our exposure to changes in foreign currency exchange rates, we have entered into certain foreign currency forward contracts from time to time. See Note 5, “Derivatives,” for further details regarding these forward contracts.

Our financial results are subject to the effect of currency fluctuations on the translation of our euro-denominated debt. As of December 31, 2010 and 2009, our total euro-denominated debt equaled €786.8 million ($1,053.0 million) and €863.8 million ($1,237.0 million), respectively. After the refinancing in February 2011, our total euro-denominated debt equaled €515.8 million. A weakening or strengthening of the euro against the U.S. dollar by $0.01 would decrease or increase the U.S. dollar equivalent of our total euro-denominated debt by $7.9 million and $8.6 million at December 31, 2010 and 2009, respectively. Gains and losses on the translation of debt denominated in a currency other than the functional currency of the borrower are included as a separate component of “other expenses, net” in our statement of operations and “accumulated other comprehensive income” in the Consolidated Balance Sheet.

In connection with the offering of the 2014 Notes, we entered into a cross-currency interest rate swap in November 2004 with a notional amount of €155.6 million that effectively converted the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt. The Company paid $32.9 million in connection with the settlement of this cross-currency swap in November 2009. We designated this contract as a hedge of the foreign currency exposure of our net investment in our euro-denominated operations. In addition, we designated the remaining portion of our euro-denominated debt that is recorded on our U.S. books as a net investment hedge of our euro-denominated investments (euro debt of €236.8 million at December 31, 2010; $316.9 million). As a result, any foreign currency gains and losses resulting from the euro-denominated debt discussed above is accounted for as a component of accumulated other comprehensive income.

Commodity Price Risk

We are subject to commodity price risk for certain of our raw materials, such as copper and zinc. We have not materially hedged this commodity price exposure to date.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rockwood Specialties Group, Inc.
Princeton, New Jersey

We have audited the accompanying consolidated balance sheets of Rockwood Specialties Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwood Specialties Group, Inc. and Subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 10, 2011

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

	Year ended December 31,
	2010	2009	2008
Net sales	$3,191.6	$2,769.1	$3,137.0
Cost of products sold	2,149.8	1,951.0	2,159.7
Gross profit	1,041.8	818.1	977.3
Selling, general and administrative expenses	667.6	596.9	644.9
Goodwill impairment charges	—	—	717.5
Restructuring and other severance costs	5.0	20.3	34.1
Asset write-downs and other	11.5	2.6	(1.9)
Operating income (loss)	357.7	198.3	(417.3)
Other expenses, net:
Interest expense, net (a)	(151.1)	(178.1)	(225.1)
(Loss) gain on early extinguishment of debt	(1.6)	(26.6)	4.0
Foreign exchange (loss) gain, net	(1.0)	16.0	(32.3)
Other, net	0.5	0.6	0.7
Other expenses, net	(153.2)	(188.1)	(252.7)
Income (loss) from continuing operations before taxes	204.5	10.2	(670.0)
Income tax (benefit) provision, including reversal of $76.5 valuation allowance from sale of plastic compounding business for the year ended December 31, 2010	(24.6)	9.7	(31.0)
Income (loss) from continuing operations	229.1	0.5	(639.0)
Income (loss) from discontinued operations, net of tax	19.4	16.8	(75.9)
Gain on sale of discontinued operations, net of tax	—	—	34.3
Net income (loss)	248.5	17.3	(680.6)
Net (income) loss attributable to noncontrolling interest	(9.1)	3.8	83.6
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$239.4	$21.1	$(597.0)

Amounts attributable to Rockwood Specialties Group, Inc.:
Income (loss) from continuing operations	$220.0	$4.3	$(555.4)
Income (loss) from discontinued operations	19.4	16.8	(41.6)
Net income (loss)	$239.4	$21.1	$(597.0)

(a) Interest expense, net includes:
Interest expense on debt	$(158.6)	$(174.1)	$(164.0)
Mark-to-market gains (losses) on interest rate swaps	13.4	3.9	(51.5)
Deferred financing costs	(5.9)	(7.9)	(9.6)
Total	$(151.1)	$(178.1)	$(225.1)

See accompanying notes to consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts; shares in thousands)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$303.2	$286.2
Accounts receivable, net	436.8	421.3
Inventories	541.8	501.7
Deferred income taxes	82.7	12.2
Prepaid expenses and other current assets	79.1	72.1
Assets of discontinued operations	154.1	146.4
Total current assets	1,597.7	1,439.9
Property, plant and equipment, net	1,566.9	1,635.6
Goodwill	877.1	939.2
Other intangible assets, net	587.6	686.6
Deferred debt issuance costs, net of accumulated amortization of $15.7 and $10.8, respectively	17.2	26.0
Deferred income taxes	18.3	23.0
Other assets	38.5	37.5
Total assets	$4,703.3	$4,787.8
LIABILITIES
Current liabilities:
Accounts payable	$249.6	$216.7
Income taxes payable	20.2	16.7
Accrued compensation	165.2	76.3
Accrued expenses and other current liabilities	208.1	178.0
Deferred income taxes	2.6	2.6
Long-term debt, current portion	465.7	94.2
Liabilities of discontinued operations	27.6	24.3
Total current liabilities	1,139.0	608.8
Long-term debt	1,695.3	2,434.1
Pension and related liabilities	399.6	410.1
Deferred income taxes	77.9	68.7
Other liabilities	102.5	144.1
Total liabilities	3,414.3	3,665.8
EQUITY
Rockwood Specialties Group, Inc. stockholder’s equity:
Common stock ($0.01 par value, 5,000 shares authorized, 1,910 shares issued and outstanding)	—	—
Paid-in capital	1,044.0	1,044.0
Accumulated other comprehensive income	135.7	207.5
Accumulated deficit	(180.1)	(419.5)
Total Rockwood Specialties Group, Inc. stockholder’s equity	999.6	832.0
Noncontrolling interest	289.4	290.0
Total equity	1,289.0	1,122.0
Total liabilities and equity	$4,703.3	$4,787.8

See accompanying notes to consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$248.5	$17.3	$(680.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(19.4)	(16.8)	75.9
Gain on sale of discontinued operations, net of tax	—	—	(34.3)
Depreciation and amortization	255.9	274.2	249.6
Deferred financing costs amortization	5.9	7.9	9.6
Loss (gain) on early extinguishment of debt	1.6	26.6	(4.0)
Foreign exchange loss (gain), net	1.0	(16.0)	32.3
Fair value adjustment of derivatives	(13.4)	(3.9)	51.5
Bad debt provision	(1.2)	1.2	3.3
Acquired in-process research and development	—	—	2.9
Stock-based compensation	13.9	4.7	4.1
Deferred income taxes	(60.9)	(20.1)	(69.5)
Goodwill impairment charges	—	—	717.5
Asset write-downs and other	12.4	3.0	0.7
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(30.1)	24.5	33.3
Inventories	(58.1)	127.0	(63.6)
Prepaid expenses and other assets	(16.5)	(1.0)	11.0
Accounts payable	29.5	(21.4)	(39.0)
Income taxes payable	(1.8)	7.7	(2.0)
Accrued expenses and other liabilities	116.1	(50.3)	(13.8)
Net cash provided by operating activities of continuing operations	483.4	364.6	284.9
Net cash provided by operating activities of discontinued operations (a)	4.4	6.0	17.0
Net cash provided by operating activities	487.8	370.6	301.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees and payments for prior acquisitions, net of cash acquired	(3.8)	(6.4)	(226.7)
Post closing purchase price consideration	—	—	29.8
Capital expenditures	(180.3)	(151.5)	(219.1)
Cross currency swap settlement	—	(32.9)	—
Contractual advance to Titanium Dioxide Pigments noncontrolling shareholder	—	(16.0)	—
Proceeds on sale of assets	4.1	8.2	9.1
Net cash used in investing activities of continuing operations	(180.0)	(198.6)	(406.9)
Net cash (used in) provided by investing activities of discontinued operations, including net sale proceeds of $122.0 in 2008	(1.3)	(5.7)	111.4
Net cash used in investing activities	(181.3)	(204.3)	(295.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of 2014 Notes	—	(146.8)	(10.2)
Proceeds from Titanium Dioxide Pigments revolving credit facility	—	14.1	—
Repayment of Titanium Dioxide Pigments revolving credit faciltiy	(14.3)	—	—
Prepayment of senior secured debt	(200.2)	(102.3)	—
Repayment of senior secured debt	(43.5)	(56.5)	(68.7)
Proceeds from other borrowings	19.3	—	—
Payments on other long-term debt	(46.8)	(5.5)	(30.9)
Equity contribution	—	—	0.2
Deferred financing costs	(0.3)	(14.9)	(5.0)
Fees related to early extinguishment of debt	—	(12.0)	—
Loan from Viance noncontrolling shareholder	—	2.0	—
Titanium Dioxide Pigments venture financing	—	—	362.5
Payment of assumed debt to Titanium Dioxide Pigments noncontrolling shareholder	—	—	(141.4)
Distribution to noncontrolling shareholder	—	—	(3.9)
Net cash (used in) provided by financing activities	(285.8)	(321.9)	102.6
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(12.6)	12.8
Net increase (decrease) in cash and cash equivalents	19.3	(168.2)	121.8
Less increase in cash and cash equivalents from discontinued operations (a)	(2.3)	(3.4)	(0.1)
Increase (decrease) in cash and cash equivalents from continuing operations	17.0	(171.6)	121.7
Cash and cash equivalents of continuing operations, beginning of period	286.2	457.8	336.1
Cash and cash equivalents of continuing operations, end of period	$303.2	$286.2	$457.8

(a) Excludes intercompany transfers of $16.8, $13.2 and $11.9 for the years ended December 31, 2010, 2009 and 2008, respectively, and includes adjustments of $27.4, $21.0 and $18.8 for the year ended December 31, 2010, 2009 and 2008, respectively. In addition, the year ended December 31, 2008 excludes net sale proceeds of $122.0.

Supplemental disclosures of cash flow information:
Interest paid	$159.8	$164.3	$167.3
Income taxes paid, net of refunds	38.1	21.8	40.4
Non-cash investing activities:
Titanium Dioxide Pigments venture formation, net	—	—	246.0
Acquisition of capital equipment	27.8	17.2	22.4
Fees related to early extinguishment of debt	—	0.4	—
Tax liability not payable to parent	—	—	8.6

See accompanying notes to consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in millions; shares in thousands)

			Rockwood Specialties Group, Inc. Stockholder’s Equity
					Accumulated
					Other	Retained
		Comprehensive		Paid-in	Comprehensive	Earnings	Noncontrolling
	Total	Income (Loss)	Common Stock	Capital	Income (Loss)	(Deficit)	Interest
Balance, January 1, 2008	$1,740.6		—	$1,035.2	$373.7	$156.4	$175.3
Equity contribution	0.2		—	0.2	—	—	—
Acquisition of noncontrolling interest in subsidiaries	239.9		—	—	—	—	239.9
Distribution to noncontrolling shareholder	(3.9)		—	—	—	—	(3.9)
Pension related adjustments, net of tax	(27.9)	(27.9)	—	—	(27.9)	—	—
Foreign currency translation	(158.3)	(158.3)	—	—	(146.0)	—	(12.3)
Intercompany foreign currency loans	(32.2)	(32.2)	—	—	(32.2)	—	—
Net investment hedges, net of tax	38.9	38.9	—	—	38.9	—	—
Cash flow hedges, net of tax	0.2	0.2	—	—	0.2	—	—
Other	0.3	—	—	—	0.3	—	—
Tax liability not payable to parent	8.6	—	—	8.6	—	—	—
Net loss	(680.6)	(680.6)	—	—	—	(597.0)	(83.6)
Comprehensive loss		$(859.9)
Balance, December 31, 2008	1,125.8		—	1,044.0	207.0	(440.6)	315.4
Change in estimate of fair value of assets contributed to the Titanium Dioxide Pigments venture	(16.5)		—	—	—	—	(16.5)
Pension related adjustments, net of tax	(31.4)	(31.4)	—	—	(24.4)	—	(7.0)
Foreign currency translation	49.5	49.5	—	—	47.6	—	1.9
Intercompany foreign currency loans	15.6	15.6	—	—	15.6	—	—
Net investment hedges, net of tax	(37.9)	(37.9)	—	—	(37.9)	—	—
Cash flow hedges, net of tax	(0.4)	(0.4)	—	—	(0.4)	—	—
Net income	17.3	17.3	—	—	—	21.1	(3.8)
Comprehensive income		$12.7
Balance, December 31, 2009	$1,122.0		$—	$1,044.0	$207.5	$(419.5)	$290.0
Pension related adjustments, net of tax	(5.3)	(5.3)	—	—	(3.7)	—	(1.6)
Foreign currency translation	(24.0)	(24.0)	—	—	(15.9)	—	(8.1)
Intercompany foreign currency loans	(54.2)	(54.2)	—	—	(54.2)	—	—
Net investment hedges, net of tax	2.4	2.4	—	—	2.4	—	—
Cash flow hedges, net of tax	(0.4)	(0.4)	—	—	(0.4)	—	—
Net income	248.5	248.5	—	—	—	239.4	9.1
Comprehensive income		$167.0
Balance, December 31, 2010	$1,289.0		$—	$1,044.0	$135.7	$(180.1)	$289.4

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

Rockwood was formed in connection with an acquisition of certain assets, stock and businesses from Laporte plc (“Laporte”) on November 20, 2000 (the “KKR Acquisition”) by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). The businesses acquired focus on iron-oxide pigments, timber treatment chemicals and clay-based additives. On July 31, 2004, the Company completed the acquisition of certain businesses of Dynamit Nobel from mg technologies ag, now known as GEA Group Aktiengesellschaft. The remaining businesses acquired are focused on highly specialized markets and consist of surface treatment and lithium chemicals, advanced ceramics and titanium dioxide pigments. Affiliates of KKR control less than a majority (approximately 20.9% as of December 31, 2010) of the voting power of Rockwood Holdings, Inc’s (“Holdings”), the Company’s ultimate parent, outstanding common stock.

On January 7, 2011, the Company completed the sale of its plastic compounding business. See Note 2, “Discontinued Operations,” for further details.

Basis of Presentation—The accompanying financial statements of Rockwood are presented on a consolidated basis. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, this information contains all adjustments necessary for a fair presentation of the results for the periods presented.

The Company’s noncontrolling interest represents the total of the noncontrolling party’s interest in certain investments (principally the Titanium Dioxide Pigments venture and the Viance, LLC timber treatment joint venture) that are consolidated but less than 100% owned. See Note 4, “Variable Interest Entities,” for further details.

Unless otherwise noted, all balance sheet items as of December 31, 2010 which are denominated in Euros are converted at the December 31, 2010 exchange rate of €1.00 = $1.3384.

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

Nature of Operations/Segment Reporting—The Company is a global developer, manufacturer and marketer of high value-added specialty chemicals and advanced materials. The Company currently operates in various business lines within its four reportable segments consisting of: (1) Specialty Chemicals, which includes lithium compounds and chemicals, metal surface treatment chemicals, and synthetic metal sulfides, (2) Performance Additives, which includes color pigments and services, timber treatment chemicals and clay-based additives, (3) Titanium Dioxide Pigments, which consists of titanium dioxide pigments, and zinc- and barium-based compounds and (4) Advanced Ceramics, which includes ceramic-on-ceramic ball head and liner components used in hip-joint prostheses systems, ceramic cutting tools and a range of other ceramic components. See Note 3, “Segment Information,” for further details.

The basis for determining an enterprise’s reportable segments is the manner in which financial information is used internally by the enterprise’s chief operating decision maker, the Company’s Chief Executive Officer. See Note 3, “Segment Information,” for further segment reporting information.

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

Major Customers and Concentration of Credit—The Company has a number of major end-user, retail and original equipment manufacturer customers, with the largest concentration in Europe and the United States. No single customer accounted for more than 2% of net sales during any of the periods presented. The Company does not believe a material part of its business is dependent upon any single customer, the loss of which would have a material long-term impact on the business of the Company. However, the loss of one or more of the Company’s largest customers would most likely have a negative short-term impact on the Company’s results of operations. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and derivative contracts.

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

	Year Ended December 31,
($ in millions)	2010	2009	2008
Balance, January 1	$12.3	$9.6	$7.4
Additions, net of recoveries	0.1	2.9	4.2
Write-offs	(2.2)	(1.7)	(0.9)
Other	(0.8)	1.5	(1.1)
Balance, December 31	$9.4	$12.3	$9.6

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

Revenue Recognition—The Company recognizes revenue when the earnings process is complete. Product sales are recognized when products are shipped to the customer in accordance with the terms of the contract of sale, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the Company’s experience. The Company records shipping and handling costs in cost of products sold and records shipping and handling costs billed to customers in net sales. Revenue under service agreements, which was less than 1% of consolidated net sales in 2010, 2009 and 2008, is realized when the service is performed. Liabilities for product warranties are less than 1% of consolidated net sales as of December 31, 2010 and 2009.

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is primarily the respective local currency. Balance sheet accounts of the foreign operations are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates during the period. Translation gains and losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency), including intercompany financing arrangements for which settlement is planned or anticipated, are included in determining net income for the period in which exchange rates change. Gains or losses on certain intercompany loans that are of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future are reported and accumulated in the same manner as translation adjustments. These loans are all related to intercompany debt arrangements. As of December 31, 2010, intercompany debt arrangements deemed to be of a long-term investment nature for which settlement is not planned or anticipated in the foreseeable future is related to €581.0 million ($777.6 million) of intercompany loans. In addition, gains or losses on euro-denominated debt that is designated as a net investment hedge of the Company’s euro-denominated investments are reported and accumulated in the same manner as translation adjustments.

Advertising—The Company expenses advertising costs within selling, general and administrative expenses as incurred.

Research and Development—Research and development costs are charged to expense within selling, general and administrative expenses, as incurred. Such costs were $49.3 million, $43.9 million and $49.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash and Cash Equivalents—All highly liquid instruments and money market funds with an original maturity of three months or less are considered to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined primarily on average cost or the first-in, first-out method. Inventory quantities on hand are reviewed regularly, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on either the Company’s estimated forecast of product demand and production requirements or historical usage. See Note 7, “Inventories.”

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

The Company classifies depreciation and amortization in its Consolidated Statements of Operations consistent with the utilization of the underlying assets as follows:

	Year Ended December 31,
($ in millions)	2010	2009	2008
Cost of products sold	$166.7	$178.8	$154.5
Selling, general and administrative expenses (a)	89.2	95.4	95.1
Total depreciation and amortization	$255.9	$274.2	$249.6

(a)                Primarily consists of amortization costs.

Loss/Gain on Early Extinguishment of Debt— In 2010, the Company recorded a loss on early extinguishment of debt of $1.6 million related to the write-off of deferred financing costs associated with the voluntary prepayment of $200.2 million of senior secured term loans in July 2010. In 2009, the Company recorded a loss on early extinguishment of debt of $26.6 million related to the write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $12.0 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes. In 2008, the Company redeemed €11.0 million of its 2014 Notes at a discount and recorded a gain of $4.0 million.

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

Impairment Accounting— The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, long-lived tangible, and other intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. The Company determined that its reporting units for its goodwill impairment review are its operating segments or components of an operating segment that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. Based on this analysis, the Company has identified eight reporting units within its reportable segments.

In accordance with the accounting guidance for determining a goodwill impairment, there is a two-step method. In the first step, the Company determines the fair value of each reporting unit (as discussed in the following sentence) and compares that fair value to the carrying value of such reporting unit.  This begins with estimating the fair value of each reporting unit, which is derived from peer multiples. Specifically, the estimate of the fair value of such reporting unit is based on an industry metric that is the ratio of enterprise value (“EV” which is commonly defined as market capitalization, plus long-term debt, less cash) to Adjusted EBITDA of the relevant benchmark peer companies and groups; this is the peer multiple approach. The Company uses EV multiples to the last twelve months Adjusted EBITDA and to the next fiscal year Adjusted EBITDA. The peer companies are typically based upon the competitors disclosed in Item 1, “Business” for each of the reporting units. The Company then multiplies this ratio by the Adjusted EBITDA for the recently completed year and the budgeted Adjusted EBITDA for the upcoming year of such reporting unit and compares it to the carrying value of such reporting unit. If the product of such peer multiple and reporting unit’s Adjusted EBITDA is less than such carrying value, it may be an indication of an impairment. If the initial review does not result in clear evidence that no impairment indicators exists, a review based on expected future cash flows is performed; this is the discounted cash flow approach. For the discounted cash flow approach, the Company makes certain assumptions about, among other things, estimates of future cash flows, including growth rates, price increases, capital expenditures, the benefits of recent acquisitions and expected synergies, and an appropriate discount rate. If the results of the peer multiple approach and the discounted cash flow approach differ materially, the relevant facts and circumstances are reviewed and a qualitative assessment is made to determine the proper weighting. If the results of the first step indicate the carrying amount of a reporting unit is higher than its fair value, the second step must be performed. Specifically, the Company determines the implied fair value of goodwill in the same manner as if it had acquired those reporting units. In the second step, the potential impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess. If necessary, the Company may consult with valuation specialists to assist with its goodwill impairment review.

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

In the fourth quarter of 2008, the Company recorded a non-cash goodwill impairment charge of $717.5 million. See Note 9, “Goodwill,” for further details.

The recoverability of other intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. In the fourth quarter of 2010, we performed a recoverability test of certain intangible assets in our Viance timber treatment chemicals venture and concluded that there was no impairment of those assets. We will continue to monitor the recoverability of these assets if events or circumstances indicate that the carrying value of such assets may not be recoverable.

Financial Instruments—Management believes the carrying amount of financial instruments, including accounts receivable, accounts payable and debt, approximates fair value, except as described in Note 5, “Derivatives,” and Note 6, “Fair Value Measurements.”

Derivatives— All derivatives are recognized as either assets or liabilities at fair value. Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings while changes in the fair value of derivatives that are designated as hedging instruments are recognized as a component of comprehensive income. The Company uses derivative instruments to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. See Note 5, “Derivatives” and Note 17, “Accumulated Other Comprehensive Income,” for the impact of the Company’s net investment and cash flow hedges. The Company does not enter into derivative contracts for trading purposes nor does it use leveraged or complex instruments.

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

Credit Suisse Securities (USA) LLC (“Credit Suisse”), an affiliate of DLJMB, served as an underwriter in the secondary offering of the Holdings’ common stock by certain selling stockholders in November 2007 and June 2008. The Company did not receive any proceeds in these offerings or pay any commissions. Also, from time to time, Credit Suisse provides the Company with services in connection with certain transactions. For example, the Company paid fees of $15.5 million in 2009 related to the amendment of its senior secured credit agreement and $0.5 million in 2008 primarily in connection with the Titanium Dioxide Pigments venture completed in September 2008.

As part of the Titanium Dioxide Pigments venture with Kemira that was completed in September 2008, the venture has a long-term agreement expiring in August 2018 to purchase steam and electricity (“energy”) from Kemira. The venture purchased $36.8 million, $31.2 million and $13.4 million, respectively, of energy from Kemira during 2010, 2009 and 2008. As of December 31, 2010 and 2009, $4.1 million and $2.8 million, respectively, was due to Kemira, for energy purchases. In 2009, the venture also made a contractual advance of $16.0 million in connection with this agreement. Minimum annual payments under the energy agreement are approximately $16.1 million per year. In connection with this arrangement, the venture has approximately $28.7 million of a non-interest bearing note receivable from Kemira that is due in August 2028. The carrying value of the note receivable was $5.5 million at December 31, 2010. Interest is imputed at an effective rate of 8.96%. The fair value of the note receivable is approximately $9 million at December 31, 2010.

As part of the Titanium Dioxide Pigments venture with Kemira, the venture has a supply agreement for the sale of certain raw materials to Kemira that are manufactured by the venture. The term of this contract expires in December 2015. Transactions between the Titanium Dioxide Pigments venture and Kemira consisted of sales to Kemira of $2.1 million, $2.8 million and $0.5 million in 2010, 2009 and 2008, respectively, and amounts due from Kemira of $0.4 million and $0.2 million at December 31, 2010 and 2009, respectively. In addition, there were sales from the Titanium Dioxide Pigments venture to companies owned by Kemira of $2.2 million, $11.1 million and $5.8 million during 2010, 2009 and 2008, respectively, of which $0.1 million and $0.1 million was due to the venture at December 31, 2010 and 2009, respectively.

As part of the Viance, LLC joint venture, the Company’s CSI subsidiary within the Timber Treatment Chemicals business and The Dow Chemical Company (“Dow”) entered into certain related party transactions. Viance, LLC does not own manufacturing facilities, and as a result, relies on the members of the joint venture to provide substantially all product and distribution requirements. In addition, the members sell products to Viance, LLC. Transactions between Viance, LLC and Dow amounted to: purchases from Dow of $4.1 million, $5.0 million and $9.2 million in 2010, 2009 and 2008, respectively, and sales to Dow of $0.4 million, $0.3 million and $0.5 million in 2010, 2009 and 2008, respectively. Amounts due to Dow totaled $2.3 million and $2.7 million at December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, the Company had $31.5 million and $15.8 million, respectively, of payables due to its parent company, primarily related to stock-based compensation costs.

Income Taxes—Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the corresponding tax carrying amounts of assets and liabilities. Deferred tax assets are also recognized for tax loss and tax credit carryforwards. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on available evidence weighted toward evidence that is objectively verifiable. Deferred taxes are not provided on the undistributed earnings of subsidiaries as such amounts are considered to be permanently invested.

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

For the year ended December 31, 2008, the Company recorded a gain of the sale of discontinued operations, net of tax of $34.3 million. This gain included a tax provision of $8.6 million for the year ended December 31, 2008 related to the excess of taxable income at Group versus available net operating losses at Group. It is the Company’s policy that Group, through it tax sharing agreement with its parent companies, will utilize available net operating losses at its parent companies to offset the taxable income not covered by Group net operating losses. The corresponding credit is reflected in additional paid-in capital.

Comprehensive Income—Comprehensive income includes net income and the other comprehensive income components which include unrealized gains and losses from foreign currency translation and from certain intercompany transactions that are of a long-term investment nature, pension-related adjustments that are recorded directly into a separate section of stockholders’ equity in the balance sheets and net investment and cash flow hedges. Foreign currency translation amounts are not adjusted for income taxes since they relate to indefinite life investments in non-U.S. subsidiaries and certain intercompany debt. See Note 17, “Accumulated Other Comprehensive Income.”

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

Recent Accounting Pronouncements—The following represents the impact of recently issued accounting standards:

In June 2009, the FASB issued a statement, now codified as an accounting update in December 2009, which amended the consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprises continuing involvement with variable interest entities. The Company adopted this statement on January 1, 2010. This statement did not have a material impact on the Company’s financial statements. See Note 4, “Variable Interest Entities,” for the disclosure requirements of this statement.

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

In October 2009, the FASB issued an accounting update that addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. In addition, the amendments in this update significantly expand the disclosures related to a vendor’s multiple-deliverable arrangements. This update is effective for the Company in its first quarter beginning January 1, 2011. This update is not expected to have a material impact on its financial statements.

2. DISCONTINUED OPERATIONS:

On January 7, 2011, the Company completed the sale of its plastic compounding business for $305.4 million, subject to certain potential post closing adjustments and taxes. As of December 31, 2010, this business met the criteria for being reported as a discontinued operation. The plastic compounding business, which manufactured specialty plastic compounds for the wire and cable industry, medical applications and other uses, comprised substantially all of the assets of the Company’s former Specialty Compounds segment. On October 10, 2008, the Company completed the sale of its pool and spa chemicals business and received net proceeds of $122.0 million in cash. The Company’s financial statements have been reclassified to reflect the plastic compounding business and the pool and spa chemicals business as discontinued operations for all periods presented.

Operating results of the discontinued operations of the plastic compounding business for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
($ in millions)	2010	2009
Net sales	$231.3	$193.8
Cost of products sold	187.2	156.7
Gross profit	44.1	37.1
Selling, general and administrative expenses	16.7	15.4
Restructuring and other severance costs	—	0.2
Income before taxes	27.4	21.5
Income tax provision	8.8	7.5
Net income	$18.6	$14.0

For the year ended December 31, 2010, income from discontinued operations, net of tax, also included $0.8 million that was related to the favorable resolution of a claim against the Company’s former Groupe Novasep business sold in January 2007. For the year ended December 31, 2009, income from discontinued operations, net of tax, also included $2.8 million that was primarily related to the favorable resolution of a claim against the Company’s former Groupe Novasep business and the reversal of certain reserves no longer deemed necessary in connection with the sale of the Electronics business in December 2007.

Operating results of the discontinued operations of the plastic compounding business and pool and spa chemicals business for the year ended December 31, 2008 are as follows:

		Pool and Spa
	Plastic	Chemicals
($ in millions)	Compounding	Business	Total
Net sales	$243.1	$54.9	$298.0
Cost of products sold	206.1	39.4	245.5
Gross profit	37.0	15.5	52.5
Selling, general and administrative expenses	16.4	10.8	27.2
Goodwill impairment charges	92.0	—	92.0
Restructuring and other severance costs	0.7	—	0.7
Gain on sale of business/assets	—	(66.2)	(66.2)
Operating (loss) income	(72.1)	70.9	(1.2)
Other expenses:
Interest expense	—	(0.2)	(0.2)
Other expenses	—	(0.2)	(0.2)
(Loss) income before taxes	(72.1)	70.7	(1.4)
Income tax provision	7.1	35.5 (a)	42.6
Net (loss) income	$(79.2)	$35.2	$(44.0)

(a)                Includes a tax provision of $8.6 million for the year ended December 31, 2008 related to the excess of taxable income at Group versus available net operating losses at Group, related to the sale of the pool and spa chemicals business. It is the Company’s policy that Group, through it tax sharing agreement with its parent companies, will utilize available net operating losses at its parent companies to offset the taxable income not covered by Group net operating losses. The corresponding credit is reflected in additional paid-in capital.

The net gain on the pool and spa chemicals business sale recorded in 2008 was $31.9 million (net of $34.3 million of taxes). The Company also recorded a tax gain of $2.4 million related to the sale of Groupe Novasep for the year ended December 31, 2008.

The carrying value of the assets and liabilities of the plastic compounding business included as discontinued operations in the Consolidated Balance Sheets as of December 31, 2010 and 2009 are as follows:

	December 31,
($ in millions)	2010	2009
ASSETS
Cash and cash equivalents	$16.6	$14.3
Accounts receivable, net	32.9	29.1
Inventories	18.0	15.3
Property, plant and equipment, net	63.0	66.9
Other intangible assets, net	16.2	18.1
Other assets	7.4	2.7
Total assets	$154.1	$146.4
LIABILITIES
Accounts payable	$25.1	$20.6
Income taxes payable	—	0.9
Accrued compensation	1.8	1.4
Accrued expenses and other current liabilities	0.7	1.0
Deferred income taxes	—	0.4
Total liabilities	$27.6	$24.3

3. SEGMENT INFORMATION:

Rockwood operates in four reportable segments according to the nature and economic characteristics of its products and services as well as the manner in which the information is used internally by the Company’s key decision maker, who is the Company’s Chief Executive Officer. The four segments are: (1) Specialty Chemicals, which consists of the surface treatment and fine chemicals business lines; (2) Performance Additives, which consists of color pigments and services, timber treatment chemicals and clay-based additives; (3) Titanium Dioxide Pigments; and (4) Advanced Ceramics.

Items that cannot be readily attributed to individual segments have been classified as “Corporate and other.” Corporate and other operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, tax, legal, internal audit and consolidation accounting as well as the cost of operating the Company’s central offices (including some costs maintained based on legal or tax considerations). The primary components of Corporate and other, in addition to operating loss, are interest expense on external debt (including the amortization of deferred financing costs), foreign exchange losses or gains, and mark-to-market gains or losses on derivatives. Major components within the reconciliation of income (loss) from continuing operations before taxes (described more fully below) include systems/organization establishment expenses, interest expense on external debt, foreign exchange losses or gains, and refinancing expenses related to external debt. Corporate and other identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing, deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques. The Corporate and other classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to Dynamit Nobel, the wafer reclaim business and the rubber/thermoplastics compounding business. The wafer reclaim business works with semiconductor manufacturers to refurbish used test wafers and return them to the manufacturer for reuse in test and process monitor applications. The rubber/thermoplastics compounding business is active in the automotive market, with products made of rubber, thermoplastic and polyurethane materials.

Summarized financial information for each of the reportable segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	and other	Consolidated
Year ended December 31, 2010
Net sales	$1,163.2	$726.7	$759.2	$515.6	$26.9	$3,191.6
Total Adjusted EBITDA	295.7	123.8	129.5	153.2	(67.8)	634.4	(a)
Capital expenditures	45.5	27.8	60.4	40.7	5.9	180.3
Year ended December 31, 2009
Net sales	$996.6	$671.5	$666.3	$412.2	$22.5	$2,769.1
Total Adjusted EBITDA	245.7	95.1	97.3	107.7	(35.9)	509.9	(a)
Capital expenditures	46.2	26.2	40.6	32.8	5.7	151.5
Year ended December 31, 2008
Net sales	$1,232.6	$835.6	$534.8	$505.9	$28.1	$3,137.0
Total Adjusted EBITDA	313.0	107.1	83.1	150.2	(44.8)	608.6	(a)
Capital expenditures	74.5	45.6	42.5	46.1	10.4	219.1

			Titanium
	Specialty	Performance	Dioxide	Advanced	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	and other	Eliminations (b)	Consolidated (c)
Identifiable assets as of:
December 31, 2010	$2,107.7	$759.4	$897.4	$828.8	$376.2	$(420.3)	$4,549.2
December 31, 2009	2,100.4	773.1	945.4	867.8	284.5	(329.8)	4,641.4

(a)               This amount does not include $33.5 million, $30.6 million and $30.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, of Adjusted EBITDA from the former plastic compounding business which was sold on January 7, 2011 and $5.4 million for the year ended December 31, 2008 of Adjusted EBITDA from the pool and spa chemicals business sold on October 10, 2008.

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

(c)                 This amount does not include $154.1 million and $146.4 million of identifiable assets at December 31, 2010 and 2009, respectively, from the plastic compounding business sold on January 7, 2011. Total identifiable assets including these amounts were $4,703.3 million and $4,787.8 million at December 31, 2010 and 2009, respectively.

The following table represents summarized geographic information with net sales based on seller’s location:

	Year ended December 31,
($ in millions)	2010	2009	2008
Net sales:
Germany	$1,604.2	$1,176.0	$1,371.0
United States	673.0	609.6	737.0
Rest of Europe	571.5	693.8	724.9
Rest of World	342.9	289.7	304.1
	$3,191.6	$2,769.1	$3,137.0

The following table presents the Company’s long-lived assets located in the regions indicated:

	December 31,
($ in millions)	2010	2009
Long-lived assets:
Germany	$747.9	$782.2
Rest of Europe	368.7	395.1
United States	230.4	244.2
Rest of World	219.9	214.1
	$1,566.9	$1,635.6

On a segment basis, the Company defines Adjusted EBITDA as operating income excluding depreciation and amortization, certain non-cash gains and charges, certain other special gains and charges deemed by senior management to be non-recurring gains and charges and certain items deemed by senior management to have little or no bearing on the day-to-day operating performance of its business segments and reporting units. The adjustments made to operating income directly correlate with the adjustments to net income in calculating Adjusted EBITDA on a consolidated basis pursuant to the senior secured credit agreement, which reflects management’s interpretations thereof. The indenture governing the senior subordinated notes, due in 2014 (“2014 Notes”) and the facility agreement related to the Titanium Dioxide Pigments venture excludes certain adjustments permitted under the senior credit agreement. Senior management uses Adjusted EBITDA on a segment basis as the primary measure to evaluate the ongoing performance of the Company’s business segments and reporting units. Because the Company views Adjusted EBITDA on a segment basis as an operating performance measure, the Company uses income (loss) from continuing operations before taxes as the most comparable U.S. GAAP measure.

			Titanium
	Specialty	Performance	Dioxide	Advanced	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	and other	Consolidated
Year ended December 31, 2010
Income (loss) from continuing operations before taxes	$158.1	$34.0	$44.5	$72.4	$(104.5)	$204.5
Interest expense, net (a)	57.0	25.8	15.0	29.1	24.2	151.1
Depreciation and amortization	74.3	56.8	69.6	49.6	5.6	255.9
Restructuring and other severance costs	2.0	1.5	—	1.1	0.4	5.0
Systems/organization establishment expenses	1.0	0.3	0.5	0.2	0.1	2.1
Acquisition and disposal costs	0.5	0.2	—	—	0.6	1.3
Loss on early extinguishment of debt	0.7	0.3	—	0.4	0.2	1.6
Asset write-downs and other	1.8	4.1	0.1	0.8	4.7	11.5
Foreign exchange loss (gain), net	0.6	0.1	—	(0.4)	0.7	1.0
Other	(0.3)	0.7	(0.2)	—	0.2	0.4
Total Adjusted EBITDA (b)	$295.7	$123.8	$129.5	$153.2	$(67.8)	$634.4
Year ended December 31, 2009
Income (loss) from continuing operations before taxes	$86.5	$(15.0)	$(8.3)	$5.3	$(58.3)	$10.2
Interest expense, net (a)	68.3	31.8	24.6	36.1	17.3	178.1
Depreciation and amortization	74.1	62.7	77.7	52.0	7.7	274.2
Restructuring and other severance costs	5.8	6.1	0.1	7.0	1.3	20.3
Systems/organization establishment expenses	0.7	2.1	3.1	0.3	0.1	6.3
Acquisition and disposal costs	0.1	2.7	0.1	—	0.1	3.0
Loss on early extinguishment of debt	11.6	2.4	—	7.2	5.4	26.6
Asset write-downs and other	0.3	0.2	—	0.3	1.8	2.6
Foreign exchange (gain) loss, net	(4.2)	0.1	—	(0.6)	(11.3)	(16.0)
Other	2.5	2.0	—	0.1	—	4.6
Total Adjusted EBITDA (b)	$245.7	$95.1	$97.3	$107.7	$(35.9)	$509.9
Year ended December 31, 2008
Income (loss) from continuing operations before taxes	$166.5	$(470.6)	$(266.3)	$61.3	$(160.9)	$(670.0)
Interest expense (a)	55.0	31.7	37.7	34.0	66.7	225.1
Depreciation and amortization	69.7	67.2	56.3	47.0	9.4	249.6
Goodwill impairment charges	—	456.6	247.7	—	13.2	717.5
Restructuring and other severance costs	17.2	9.8	0.2	4.5	2.4	34.1
Systems/organization establishment expenses	2.7	5.1	3.4	0.3	1.0	12.5
Acquisition and disposal costs	—	0.9	—	—	0.8	1.7
Inventory write-up charges	0.8	1.5	3.3	1.3	—	6.9
Gain on early extinguishment of debt	—	—	—	—	(4.0)	(4.0)
Asset write-downs and other	(1.3)	0.5	1.1	0.1	(2.3)	(1.9)
Acquired in-process research and development	—	2.6	—	0.3	—	2.9
Foreign exchange loss (gain), net	2.9	0.3	(0.3)	1.4	28.0	32.3
Other	(0.5)	1.5	—	—	0.9	1.9
Total Adjusted EBITDA (b)	$313.0	$107.1	$83.1	$150.2	$(44.8)	$608.6

(a)                Includes gains (losses) of $13.4 million, $3.9 million and $(51.5) million for the years ended December 31, 2010, 2009 and 2008, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency swaps.

(b)              This amount does not include $33.5 million, $30.6 million and $30.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, of Adjusted EBITDA from the former plastic compounding business which was sold on January 7, 2011 and $5.4 million for the year ended December 31, 2008 of Adjusted EBITDA from the pool and spa chemicals business sold on October 10, 2008.

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

Items excluded from Adjusted EBITDA

Certain items are added to or subtracted from income (loss) from continuing operations before taxes to derive Adjusted EBITDA, as defined below. These items include the following:

•            Goodwill impairment charges:  In the fourth quarter of 2008, the Company recorded goodwill impairment charges of $717.5 million in several businesses (see Note 9, “Goodwill,” for further details).

•            Restructuring and other severance costs:  Charges of $5.0 million, $20.3 million and $34.1 million were recorded in 2010, 2009 and 2008, respectively, for miscellaneous restructuring activities, including facility closures, headcount reductions and severance costs (see Note 16, “Restructuring And Other Severance Costs,” for further details).

•            Systems/organization establishment expenses:  In 2010, expenses of $2.1 million were recorded primarily related to costs incurred in conjunction with reorganizing certain business functions within the Specialty Chemicals segment and the integration of the Titanium Dioxide Pigments venture. In 2009, expenses of $6.3 million were recorded related to the integration of businesses acquired, primarily related to the completion of the Titanium Dioxide Pigments venture in September 2008 and the acquisition of the Elementis plc business in the Performance Additives segment in August 2007. In 2008, expenses of $12.5 million were recorded primarily related to the integration of businesses acquired in the Specialty Chemicals, Performance Additives and Titanium Dioxide Pigments segments.

•            Acquisition and disposal costs:  Costs of $1.3 million, $3.0 million and $1.7 million were recorded in 2010, 2009 and 2008, respectively, in connection with potential and actual acquisitions and dispositions.

•            Inventory write-up charges:  All inventories acquired in an acquisition must be revalued to “fair value.” This resulted in a consequential reduction in gross profit of $6.9 million for the year ended December 31, 2008 as the inventory was sold in the normal course of business. The inventory write-up charge in 2008 primarily related to the acquisition of Holliday Pigments in August 2008 in the Performance Additives segment and the completion of the Titanium Dioxide Pigments venture in September 2008.

•            Loss (gain) on early extinguishment of debt:  In 2010, the Company recorded a loss on early extinguishment of debt of $1.6 million related to the write-off of deferred financing costs associated with the voluntary prepayment of $200.2 million of senior secured term loans in July 2010. In 2009, the Company recorded a loss on early extinguishment of debt of $26.6 million related to the write-off of deferred financing costs of $20.9 million and lender fees related to the early extinguishment of debt of $12.0 million, partially offset by a discount of $6.3 million related to the repurchase of $153.2 million in aggregate principal amount of the 2014 Notes.  In 2008, the Company redeemed €11.0 million of the 2014 Notes at a discount and recorded a gain of $4.0 million.

•    Asset write-downs and other: The Company recorded $11.5 million, $2.6 million and $(1.9) million in 2010, 2009 and 2008, respectively, related to asset write-downs and other. The asset write-downs and other of $11.5 million in 2010 primarily relate to the write-down of a receivable of $4.7 million related to a pension indemnification in conjunction with the acquisition of the Dynamit Nobel businesses in 2004, fixed asset write-downs of $2.1 million in our Color Pigments and Services business and the write-off of an acquisition-related receivable of $1.6 million in our Specialty Chemicals segment. The asset write-downs and other of $2.6 million in 2009 primarily relate to the write-down of a receivable related to the pension indemnification in conjunction with the acquisition of the Dynamit Nobel businesses and the income of $1.9 million recorded in 2008 primarily relates to gains on asset sales.

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

•            Foreign exchange loss (gain), net: For 2010, the Company recorded foreign exchange losses of $1.0 million primarily related to Euro-denominated debt, cash and intercompany loans. For 2009, the Company recorded foreign exchange gains of $16.0 million primarily due to the impact of the stronger pound sterling, as well as a stronger euro, as of December 31, 2009 versus December 31, 2008 in connection with non-operating Euro-denominated transactions. For 2008, foreign exchange losses of $32.3 million were recorded primarily due to the impact of the weaker pound sterling as of December 31, 2008 versus December 31, 2007 related to non-operating euro-denominated transactions.

•            Other: In 2009, the Company recorded expenses of $4.6 million primarily related to an increase in reserves covering legacy obligations assumed in connection with the KKR Acquisition in 2000 and the acquisition of the Dynamit Nobel businesses in 2004. In 2008, the Company recorded expenses of $1.9 million which includes fees incurred in connection with the secondary offering of Holdings’ common stock in June 2008.

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

At December 31, 2010 and 2009, no consolidated assets of the Company were pledged as collateral for any joint venture obligations and the general creditors of the joint venture had no recourse against the Company. The partners have provided $4.0 million of short-term financing to the venture. However, this financing is not subordinated and management believes that such financing could have been readily obtained externally. All intercompany accounts, balances and transactions have been eliminated. Viance’s assets can only be used to settle direct obligations of Viance.

The carrying values of the assets and liabilities of the Viance joint venture included in the Consolidated Balance Sheets are as follows:

	December 31,
($ in millions)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$6.6	$6.3
Accounts receivable, net	7.1	6.9
Inventories	0.8	1.1
Prepaid expenses and other current assets	9.8	4.4
Total current assets	24.3	18.7
Property, plant and equipment, net	1.9	2.0
Other intangible assets, net	71.6	78.0
Other assets	1.7	1.9
Total assets	$99.5	$100.6
LIABILITIES
Current liabilities:
Accounts payable	$0.9	$1.5
Accrued expenses and other current liabilities	7.3	3.6
Long-term debt, current portion	2.0	2.0
Total current liabilities	10.2	7.1
Deferred income taxes	0.1	0.1
Other liabilities	0.9	0.8
Total liabilities	$11.2	$8.0

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

In conjunction with this venture, there is a power plant that is legally owned and operated by a Finnish power cooperative (“PVO”). Kemira is a cooperative participant and has an indirect interest in the power plant via ownership of a special share class. The venture utilizes the majority of power supplied. This power plant was determined to be a VIE as the equity holders of the power plant as a group (including Kemira) lack the ability to influence decision making since the PVO effectively controls the power plant. It was determined that Rockwood and Kemira jointly form the primary beneficiary of the power plant. The venture has a long-term agreement expiring in August 2018 to purchase steam and electricity (“energy”) from Kemira. Due to the terms of this agreement under which Kemira has the risks and benefits of the majority of the expected life of the power plant, the Company concluded that Kemira is the party most closely associated with the venture and therefore is the primary beneficiary within the related party group. Accordingly, the Company does not consolidate the power plant. Apart from routine payables to Kemira or the PVO in connection with this agreement, no results or balances of the power plant are reflected in the Company’s financial statements. See “Related Party Transactions” section of Note 1, “Description of Business and Summary of Significant Accounting Policies,” for details regarding the energy agreement.

Other

Rockwood’s Specialty Chemicals segment has several unconsolidated ventures. Two of these ventures do not fit the criteria for classification as a VIE as they are financially self-sustaining, “50/50” ventures both as to control and economics. Other ventures manufacture and market products in China and an additional venture is a service provider at a key manufacturing facility. As the parties share risks and benefits disproportionate to their voting interests, the Company has concluded that these ventures are VIEs. However, the Company has also concluded that it should not consolidate these VIEs as it is not the primary beneficiary. The Company does not have the power and/or ability to direct the activities most affecting venture performance due to governance structure and significant expertise provided and/or functions performed by its venture partners. As of December 31, 2010 and 2009, Rockwood’s aggregate net investment in these ventures was $14.1 million and $6.8 million, respectively. This investment is classified as “Other assets” in the Consolidated Balance Sheet and represents Rockwood’s approximate exposure to losses on these investments. Rockwood does not guarantee debt for or have other financial support obligations to these ventures.

5.  DERIVATIVES:

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. The Company manages its exposure to these market risks through regular operating and financing activities and, from time to time, through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes.

Interest Rate Risk

After hedging, the Company had $908.9 million and $1,186.9 million of variable rate debt outstanding as of December 31, 2010 and December 31, 2009, respectively. Any borrowings under the senior secured revolving credit facility and the Titanium Dioxide Pigments venture revolving credit facility are at a variable rate. As of December 31, 2010, there were no outstanding borrowings under the senior secured revolving credit facility or the Titanium Dioxide Pigments venture revolving credit facility. Although we are not required under the terms of any of our long-term debt facilities to hedge, or otherwise protect against interest rate fluctuation in our variable rate debt, we have entered into interest rate swaps to manage our exposure to changes in interest rates related to variable-rate debt. As of December 31, 2010, these contracts cover notional amounts of €488.8 million (at interest rates ranging from 1.40% to 4.416%) and were originally entered into to effectively convert a portion of the senior secured credit obligations and all of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. As of December 31, 2009, these contracts cover notional amounts of €482.2 million (at interest rates ranging from 2.995% to 4.416%) and were originally entered into to effectively convert substantially all of the senior secured credit obligations and a portion of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. These contracts will mature between July 2012 and June 2013. In November 2009, a contract covering a notional amount of $200.0 million matured and contracts covering notional amounts of $410.0 million were terminated resulting in a payment of $31.1 million. The Company has not applied hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in its Consolidated Statements of Operations. The Company may in the future consider adjusting the amounts covered by these derivative contracts to better suit its capital structure. The Company may allow all or a portion of these swaps to lapse, enter into replacement swaps or settle these swaps prior to expiration. In February 2011, an interest rate swap with a notional amount of €262.9 million ($354.6 million based on the exchange rate in effect on the date of the payment) was terminated resulting in a payment of €10.8 million ($14.6 million based on the exchange rate in effect on the date of the payment).

Foreign Currency Risk

In February 2010, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on forecasted sales denominated in a currency other than the functional currency of the legal entity. These contracts expired in December 2010. The Company did not apply hedge accounting for these foreign currency forward contracts.

In June 2010, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on cash flows on certain forecasted sales denominated in a currency other than the functional currency of the Titanium Dioxide Pigments segment. These foreign currency forward contracts hedged the exposure to movements in foreign exchange rates for forecasted transactions for six months, and expired in December 2010. The instruments were designated as foreign exchange cash flow hedges and were effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction.

In October 2010, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on cash flows on certain forecasted sales denominated in a currency other than the functional currency of a legal entity in its Specialty Chemicals segment. These foreign currency forward contracts hedge the exposure to movements in foreign exchange rates for forecasted transactions for twelve months, and expire in December 2011. As of December 31, 2010, the Company had notional amounts outstanding for these foreign currency forward contracts of $12.5 million. The instruments are designated as foreign exchange cash flow hedges and are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction.

During 2003, the Company entered into a cross-currency interest rate swap with a notional amount of $20.3 million. This contract had a final maturity date of July 2010. In May 2010, the Company settled this swap and paid $3.3 million to the counterparty. The Company had not applied hedge accounting for this cross-currency interest rate swap and had recorded the mark-to-market of this derivative as a component of interest expense in its Consolidated Statements of Operations.

In connection with the offering of the 2014 Notes, the Company entered into a cross-currency interest rate swap in November 2004 with a notional amount of €155.6 million that effectively converted the U.S. dollar fixed rate debt in respect of the 2014 dollar-denominated notes sold into euro fixed rate debt. The Company paid $32.9 million in connection with the settlement of this cross-currency swap in November 2009. We designated this contract as a hedge of the foreign currency exposure of our net investment in our euro-denominated operations.  In addition, we designated the remaining portion of our euro-denominated debt that is recorded on our U.S. books as a net investment hedge of our euro-denominated investments (euro debt of €236.8 million at December 31, 2010; $316.9 million). As a result, any foreign currency gains and losses resulting from the euro-denominated debt discussed above is accounted for as a component of accumulated other comprehensive income.

The following table provides the fair value and balance sheet location of the Company’s derivative instruments as of December 31, 2010 and 2009:

		Liability Derivatives
		Fair Value as of
		December 31,
($ in millions)	Balance Sheet Location	2010	2009
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	$0.5	$—
Total derivatives designated as hedging instruments		$0.5	$—

Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	Accrued expenses and other current liabilities	$2.2	$8.8
	Other liabilities	17.3	23.5
Cross-currency interest rate swaps	Accrued expenses and other current liabilities	—	5.2
Total derivatives not designated as hedging instruments		$19.5	$37.5
Total derivatives		$20.0	$37.5

The following table provides the gains and losses reported in “Other Comprehensive Income” (“OCI”) within Equity for the years ended December 31, 2010, 2009 and 2008:

	Amount of Gain or (Loss) Recognized in
	OCI on Derivatives and Other Financial
	Instruments (Effective Portion)
	Year ended December 31,
($ in millions)	2010	2009	2008
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$0.5	$(0.5)	$0.5

Derivatives and Other Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps - net investment hedge	$—	$(16.5)	$9.1
Euro-denominated debt	2.7	(21.4)	41.6
Total derivatives	$2.7	$(37.9)	$50.7

For the years ended December 31, 2010 and 2009, gains of $3.3 million and $0.5 million were reclassified from accumulated other comprehensive income into income.

The following table provides the gains and losses reported in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008:

	Amount of Gain or (Loss)
	Recognized in Income on Derivatives			Location of Gain or (Loss)
	Year ended December 31,			Recognized in Income on
($ in millions)	2010	2009	2008	Derivatives
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	$11.8	$4.0	$(51.7)	Interest expense
Cross-currency interest rate swaps	1.6	(0.1)	0.2	Interest expense
Foreign exchange contracts	(0.2)	—	—	Selling, general and administrative expenses
Total derivatives	$13.2	$3.9	$(51.5)

6. FAIR VALUE MEASUREMENTS:

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of December 31, 2010 and 2009, the assets and liabilities measured at fair value on a recurring basis are derivatives and marketable securities. In addition, the Company measures its pension plan assets at fair value (see Note 15, “Employee Benefit Plans” for further details). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Level 3 —      Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any financial assets or liabilities that are classified as Level 3 inputs as of December 31, 2010 and 2009.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2010 and 2009:

	As of	Fair Value Measurements
($ in millions)	December 31, 2010	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$154.5	$154.5	$—	$—
Total assets at fair value	$154.5	$154.5	$—	$—

Liabilities
Interest rate swaps (b)	$19.5	$—	$19.5	$—
Foreign exchange contracts (b)	0.5	—	0.5	—
Total liabilities at fair value	$20.0	$—	$20.0	$—

	As of	Fair Value Measurements
($ in millions)	December 31, 2009	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$162.0	$162.0	$—	$—
Total assets at fair value	$162.0	$162.0	$—	$—

Liabilities
Interest rate swaps (b)	$32.3	$—	$32.3	$—
Cross-currency interest rate swaps (b)	5.2	—	5.2	—
Total liabilities at fair value	$37.5	$—	$37.5	$—

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

Counter-party risk—The Company manages counter-party risk by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of December 31, 2010 and 2009 based on market participant assumptions. In addition, based on the credit evaluation of each counter-party institution to its derivative assets as of December 31, 2010 and 2009, the Company believes the carrying values to be fully realizable.

Debt—The Company estimates that its debt under the senior secured credit facilities and Titanium Dioxide Pigments venture facility agreement, based on current interest rates and terms, approximates fair value. Based on quoted market values at December 31, 2010 and 2009, the Company estimates the fair value of its 2014 Notes approximated $547.6 million and $561.0 million, respectively. As of December 31, 2010 and 2009, the principal carrying amount of the 2014 Notes was $534.7 million and $558.2 million, respectively.

Cash and Cash Equivalents—All highly liquid instruments and money market funds with an original maturity of three months or less are considered to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

7. INVENTORIES:

Inventories are comprised of the following:

	December 31,
($ in millions)	2010	2009
Raw materials	$181.6	$158.1
Work-in-process	79.9	68.5
Finished goods	272.6	268.3
Packaging materials	7.7	6.8
Total	$541.8	$501.7

8. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, net is comprised of the following:

	December 31,
($ in millions)	2010	2009
Land	$151.7	$153.1
Buildings and improvements, including land improvements	590.8	580.7
Machinery and equipment	1,480.9	1,470.7
Furniture and fixtures	120.6	125.3
Mining rights	86.3	86.3
Construction-in-progress	108.6	68.5
Property, plant and equipment, at cost	2,538.9	2,484.6
Less accumulated depreciation and amortization	(972.0)	(849.0)
Property, plant and equipment, net	$1,566.9	$1,635.6

Depreciation expense was $179.1 million, $194.0 million and $171.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In addition, property, plant and equipment at December 31, 2010 and 2009 includes items recorded under capital leases as follows:

	December 31,
($ in millions)	2010	2009
Buildings and improvements, including land improvements	$48.5	$51.9
Machinery and equipment	2.9	3.1
Furniture and fixtures	5.9	5.7
	57.3	60.7
Accumulated depreciation	(15.5)	(13.3)
Total	$41.8	$47.4

At December 31, 2010, minimum payments due under capital leases are as follows:

($ in millions)
Years ended December 31:
2011	$5.5
2012	5.2
2013	4.7
2014	4.8
2015	4.5
Thereafter	28.6
53.3
Less: Amount representing interest	13.9
$39.4

9.  GOODWILL:

Goodwill represents the cost in excess of fair value of net assets acquired for transactions accounted for using the purchase method of accounting. For the years ended December 31, 2010 and 2009, the Company did not recognize a goodwill impairment loss as a result of the impairment analysis that was performed. In the fourth quarter of 2008, the Company tested the recoverability of goodwill as part of its annual review. In connection with the determination of fair value of the reporting units, the Company made significant estimates and assumptions with respect to those reporting units and engaged independent valuation specialists to assist with this review. The first step of the review indicated that the fair values of the Color Pigments and Services, Timber Treatment Chemicals, Clay-based Additives, Titanium Dioxide Pigments, and Rubber Chemicals reporting units were less than their carrying values, thus requiring the Company to complete the second step of the impairment review. To compute the amount of the impairment under step two, the Company determined the implied fair value of goodwill in the same manner as if it had acquired those reporting units.  Specifically, the Company allocated the fair value of the reporting units to all of the assets, including any unrecognized intangible assets and liabilities of that unit, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill. Based on these results, the Company recorded goodwill impairment charges in the Color Pigments and Services business ($293.2 million), Timber Treatment Chemicals business ($88.3 million) and Clay-based Additives business ($75.1 million) within the Performance Additives segment; Titanium Dioxide Pigments segment ($247.7 million); and rubber/thermoplastics compounding business ($13.2 million). The goodwill impairment charges were attributed to the significant drop in global stock valuations, the substantial reduction in the market valuation of Holdings and comparable companies, and the continuing negative global economic and market outlook. In particular, the downturn in the construction industry had a negative impact on a number of the Company’s businesses.

Prior to completing the assessment of goodwill for impairment during the fourth quarter of 2008, the Company performed a recoverability test of certain long-lived assets. As a result, the Company concluded that there was no impairment of those assets in the fourth quarter of 2008.

Below are goodwill balances and activity by segment:

	Specialty	Advanced
($ in millions)	Chemicals	Ceramics	Total
Balance, December 31, 2008	$648.0	$269.8	$917.8
Foreign exchange and other (a)	13.7	7.7	21.4
Balance, December 31, 2009	661.7	277.5	939.2
Foreign exchange	(43.2)	(18.9)	(62.1)
Balance, December 31, 2010	$618.5	$258.6	$877.1

(a)            Consists primarily of foreign currency changes.

The gross amount of goodwill as of December 31, 2010, 2009 and 2008 was $1,594.6 million, $1,656.7 million and $1,635.3 million, respectively. The accumulated impairment charges were $717.5 million as of December 31, 2010, 2009 and 2008 and related to the goodwill impairment charge recorded in the fourth quarter of 2008.

10. OTHER INTANGIBLE ASSETS, NET:

	As of December 31, 2010			As of December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$369.5	$(154.2)	$215.3	$383.8	$(132.6)	$251.2
Trade names and trademarks	131.4	(37.2)	94.2	139.4	(32.8)	106.6
Customer relationships	360.4	(140.4)	220.0	374.9	(114.5)	260.4
Supply agreements	60.4	(17.6)	42.8	62.8	(12.3)	50.5
Other	45.8	(30.5)	15.3	48.8	(30.9)	17.9
Total	$967.5	$(379.9)	$587.6	$1,009.7	$(323.1)	$686.6

Amortization of other intangible assets was $76.8 million, $80.2 million and $77.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ended	Expense
2011	$77.2
2012	73.5
2013	70.0
2014	68.2
2015	59.4

11. LONG-TERM DEBT:

Long-term debt and loans payable are summarized as follows:

	December 31,
($ and € in millions)	2010	2009
Senior secured credit facilities:
Tranche A-1 term loans (€3.4 and €4.2, respectively)	$4.5	$6.0
Tranche A-2 term loans (€29.2 and €36.5, respectively)	39.1	52.3
Tranche E term loans	116.1	139.4
Tranche G term loans (€59.8 and €65.1, respectively)	80.0	93.2
Tranche H term loans	781.1	937.2
Tranche I term loans (€178.7 and €194.7, respectively)	239.2	278.8
2014 Notes (€250.1 and $200.0 as of December 31, 2010 and 2009)	534.7	558.2
Titanium Dioxide Pigments venture term loans (€220.0 and €240.0, respectively)	294.4	343.7
Titanium Dioxide Pigments venture revolving short-term loans (€10.0 as of December 31, 2009)	—	14.3
Capitalized lease obligations (€29.4 and €31.9, respectively)	39.4	45.7
Other loans	32.5	59.5
	2,161.0	2,528.3
Less current maturities (a)	(465.7)	(94.2)
	$1,695.3	$2,434.1

(a)                Includes $366.3 million of debt with original maturity dates of 2012 through 2014 repaid in connection with the refinancing of the Company’s senior secured debt completed in February 2011. See Note 20, “Subsequent Events,” for further details.

Maturities of long-term debt, including the effects of the refinancing of the senior secured credit facility in February 2011, are as follows:

($ in millions)
2011	$465.7
2012	52.6
2013	232.5
2014	546.4
2015	11.6
Thereafter	852.2
$2,161.0

Senior Secured Credit Facilities

On February 10, 2011, the Company completed a refinancing of its senior secured credit facility and entered into a new senior secured credit agreement comprised of an $850.0 million term loan and a $180.0 million revolving credit facility, and repaid $408.7 million of existing term loans. See Note 20, “Subsequent Events,” for further details.

The following disclosures are based on the senior secured credit agreement that was in effect as of December 31, 2010:

a) Structure

In connection with the Dynamit Nobel Acquisition, the Company entered into a senior secured credit agreement on July 30, 2004. On June 15, 2009, the Company entered into the amended and restated credit agreement, which amended and restated in its entirety the Company’s senior secured credit agreement. The senior secured credit agreement, as amended, extended the maturity of certain term loans by providing for (i) approximately $942.0 million of new tranche H term loans with a maturity date of May 15, 2014, the aggregate amount of which is deemed to convert a like amount of outstanding principal of existing tranche E term loans (that had a maturity date of July 30, 2012) under the previous credit agreement and (ii) approximately €195.6 million ($270.0 million using the exchange rate on the date of amendment, June 15, 2009, of $1.3803) of new tranche I term loans with a maturity date of May 15, 2014, the aggregate amount of which is deemed to convert a like amount of outstanding principal of existing tranche G term loans (that had a maturity date of July 30, 2012) under the previous credit agreement. See Long-Term Debt table above for senior secured credit facility balances as of December 31, 2010 and 2009.

b) Availability

The senior secured credit facilities consist of the term loan tranches listed above as well as a senior secured revolving credit facility in an aggregate principal amount of $180.0 million made available in U.S. dollars, Euros and/or pounds sterling. A portion of the revolving credit facility is available in the form of letters of credit and swingline loans. As of December 31, 2010, the Company had no outstanding borrowings under this revolving credit facility, and $33.5 million of letters of credit issued on its behalf.

c) Interest and Fees

As of December 31, 2010, the senior secured credit facilities, as amended, consisted of:

•             a tranche A-1 term loan and a tranche A-2 term loan, each maturing on July 30, 2011 and bearing interest at a Euribor floor of 2.00% plus 3.00% (Euribor is the Euro inter-bank offered rate);

•             a tranche E term loan maturing on July 30, 2012 and bearing interest at a Libor floor of 2.00% plus 2.50% (Libor is the London inter-bank offered rate);

•             a tranche G term loan maturing on July 30, 2012 and bearing interest at a Euribor floor of 2.00% plus 2.75%;

•             a tranche H term loan maturing on May 15, 2014 and bearing interest at a Libor floor of 2.00% plus 4.00%;

•             a tranche I term loan maturing on May 15, 2014 and bearing interest at a Euribor floor of 2.00% plus 4.25%; and

•             a revolving credit facility maturing on July 30, 2012 and bearing interest at the Company’s option of either (i) Libor (subject to Libor floor of 2.00%) plus 4.50% or (ii) ABR plus 3.25%.

As of December 31, 2010, the weighted average interest rate for the Company was 6.6%, excluding deferred financing costs and the mark-to-market valuation of our interest-rate swaps.

ABR is the alternate base rate, which is the greater of (a) Credit Suisse’s Prime Rate, (b) the Federal Funds Effective Rate plus 0.50% or (c) the Eurodollar Rate for a one-month interest period plus 1.00%.

The borrowings of our indirect, wholly-owned subsidiaries, Rockwood Specialties Group, Inc. and Rockwood Specialties Limited under the senior secured credit facilities are guaranteed and secured by certain assets and pledges of capital stock.

With the exception of Tranches A-1 and A-2, the above rates include a 0.25% reduction for achieving a designated credit rating.

The senior secured credit facilities require payment of customary commitment, letter of credit and other fees.

d) Security

Obligations under the senior secured credit facilities existing as of December 31, 2010 are guaranteed by Rockwood Specialties International, Inc. and each of the Company’s existing and subsequently acquired or organized direct or indirect domestic subsidiaries, subject to certain exceptions, and are secured by first-priority security interests in: substantially all the tangible and intangible assets of the Company and its direct or indirect domestic subsidiaries, subject to exceptions; all the capital stock of or other equity interest in the Company and each of its direct or indirect domestic subsidiaries; a maximum of 65% of the capital stock of or other equity interests in each direct foreign subsidiary of either Group or of any domestic subsidiary of the Company.

e) Prepayments

On July 29, 2010, the Company voluntarily prepaid $200.2 million of its senior secured term loans. In 2009, the Company prepaid €63.2 million ($85.1 million based on the exchange rate in effect on the date of payment) and $17.2 million of its senior secured term loans.

f) Financial Covenants

The senior secured credit agreement contains the following financial covenants:

•            a consolidated net senior secured debt to consolidated Adjusted EBITDA test;

•            a consolidated Adjusted EBITDA to consolidated cash interest expense test; and

•            limitations on capital expenditures.

For purposes of calculating compliance with the financial covenants as of any date, foreign currency denominated indebtedness is to be converted to U.S. dollars based on average exchange rates for the twelve-month period ending on such date. In addition to the financial covenants described above, the Company’s senior secured credit agreement contains various affirmative and restrictive covenants. The restrictive covenants limit the Company’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness or to amend documents related to certain indebtedness and to enter into sale leaseback transactions. Under the senior secured credit agreement, a senior secured debt to consolidated Adjusted EBITDA ratio covenant may not exceed 4.00 to 1.00.

2014 Notes—In November 2004, the Company issued €375.0 million aggregate principal amount of 7.625% senior subordinated notes and $200.0 million aggregate principal amount of 7.500% senior subordinated notes, both due in 2014 (“2014 Notes”). As of December 31, 2010, the 2014 Notes had an aggregate principal amount of €250.1 million ($334.7 million) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes. The 2014 Notes are pari passu to future senior subordinated indebtedness and junior to all of the Company’s existing and future senior indebtedness. The 2014 Notes are guaranteed on a senior subordinated unsecured basis by certain of the Company’s domestic subsidiaries. In the fourth quarter of 2008, the Company redeemed €11.0 million of its 2014 Notes at a discount. In the first half of 2009, the Company voluntarily repurchased at a discount €113.9 million in aggregate principal amount ($153.2 million based on the exchange rates in effect on the dates of repurchase) of its Euro-denominated senior subordinated notes due in 2014.

Titanium Dioxide Pigments venture term loans, revolving credit facility and other debt—As of December 31, 2010, the Titanium Dioxide Pigments venture had €220.0 million ($294.4 million) outstanding under the term loans of its facility agreement. The facility also provides for a revolving credit facility of €30.0 million ($40.2 million). This facility provided for additional borrowings of up to

€12.9 million ($17.3 million) as of December 31, 2010 after an outstanding bank guarantee of €17.1 million ($22.9 million) related to a defined benefit pension obligation. Both the term loan and revolving credit facility mature in June 2013.

As of December 31, 2010, the interest rate on the term loan and revolving credit facility is Euribor (or Libor if the currency is in USD) plus 2.00%, subject to a step down determined by reference to a leverage ratio test. The term loan is payable in installments over a five-year period from the date of the facility agreement, with payments that commenced twelve months from such date and the remainder due at the final maturity date. The term loan and revolving credit facility may be repaid in advance without penalty.

In addition, the Titanium Dioxide Pigments venture has other debt of €9.4 million ($12.5 million), primarily due to a defined benefit plan, at interest rates ranging from 3.65% to 5.00%.

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

Other term loan facilities— The Company has euro-denominated term loan facilities that provide aggregate outstanding borrowings of approximately €6.9 million ($9.2 million) as of December 31, 2010. These term loans mature between 2011 and 2024 and bear annual interest rates ranging up to 5.22%. In addition, the Company has term loan facilities denominated in U.S. dollars and Chinese Renminbi providing for borrowings of an aggregate U.S. dollar equivalent amount of $10.8 million as of December 31, 2010. These term loans mature in 2011 and bear annual interest rates up to 4.78%. The term loan facilities described above contain customary events of default and some of them are secured by mortgages or accounts receivable. As discussed above, the Titanium Dioxide Pigments venture has other debt of €9.4 million ($12.5 million), primarily due to a defined benefit plan, at interest rates ranging from 3.65% to 5.00%.

12. INCOME TAXES:

Income (loss) from continuing operations before income taxes is as follows:

	Year Ended December 31,
($ in millions)	2010	2009	2008
United States	$(19.0)	$(80.3)	$(372.0)
Foreign	223.5	90.5	(298.0)
	$204.5	$10.2	$(670.0)

The (benefit) provision for taxes on income (loss) consisted of the following:

	Year Ended December 31,
($ in millions)	2010	2009	2008
Current income tax expense:
Federal	$(3.8)	$0.1	$(0.4)
State	(0.8)	0.3	1.5
Foreign	41.2	29.7	38.3
	36.6	30.1	39.4
Deferred income tax expense:
Federal	(66.7)	6.2	3.2
State	(3.2)	0.2	1.5
Foreign	16.7	(18.6)	(32.5)
	(53.2)	(12.2)	(27.8)
Allocation from discontinued operations:
Federal	(7.3)	(6.5)	(30.2)
State	(0.3)	(0.3)	(0.9)
	(7.6)	(6.8)	(31.1)
Allocation from other comprehensive income:
Federal	(0.4)	(1.4)	(11.5)
Total (benefit) provision for taxes	$(24.6)	$9.7	$(31.0)

Changes in tax rates impact the tax provision (benefit) in the year a rate change is enacted.

The income tax provision from continuing operations has been reduced by $8.0 million, $8.2 million and $42.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, through allocations from discontinued operations and other comprehensive income (“OCI”) in accordance with the Company’s policy disclosed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” as the Company had both a loss in continuing operations and a net profit in other categories including discontinued operations and other comprehensive income in the United States.

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. The deferred tax assets and liabilities are determined by applying the enacted tax rate in the year in which the temporary difference is expected to reverse.

The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	December 31,
($ in millions)	2010	2009
Current deferred income tax assets, net:
Allowance for doubtful accounts	$0.6	$1.7
Restructuring	0.7	2.9
Derivative instruments	6.7	8.0
Other current reserves and accruals	9.5	7.5
Tax loss carryforwards and credits	77.0	—
Valuation allowance	(14.4)	(10.5)
Total current deferred income tax assets, net	80.1	9.6
Noncurrent deferred income tax assets:
Investment basis difference	52.2	55.9
Pension and postretirement benefits	56.1	52.0
Tax loss carryforwards and credits	86.8	154.0
Other noncurrent reserves and accruals	21.3	15.8
Foreign exchange on debt	13.2	44.7
Valuation allowance	(67.0)	(130.3)
Total noncurrent deferred income tax assets	162.6	192.1
Noncurrent deferred income tax liabilities:
Derivative instruments	0.3	(16.8)
Goodwill and other intangibles	(93.3)	(88.1)
Property, plant and equipment	(129.5)	(133.2)
Other	0.3	0.3
Total noncurrent deferred income tax liabilities	(222.2)	(237.8)

Net deferred income tax liability	$20.5	$(36.1)

Reconciliations of the U.S. statutory income tax rate to the effective tax rate are as follows:

	Year Ended December 31,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	(1.4)	1.4	(0.2)
Foreign/U.S. tax differential	(14.8)	(114.5)	(0.9)
Goodwill	(1.4)	3.3	(24.6)
(Decrease) increase in valuation allowance	(26.4)	383.9	(6.3)
Debt instruments	4.0	(145.1)	(3.9)
Allocation from discontinued operations/OCI	(3.8)	(77.6)	6.2
Noncontrolling interest	1.1	3.7	(0.1)
Foreign tax rate increases	0.2	1.2	0.2
Other	(4.5)	3.8	(0.8)
Effective tax rate	(12.0)%	95.1%	4.6%

In 2010, the effective tax rate was positively impacted by the reversal of $76.5 million of valuation allowances related to net operating losses that will be utilized as a result of the sale of the plastic compounding business in January 2011. A portion of this reversal is reflected in state taxes in the above table. Excluding this benefit, the effective tax rate would have been 25.4%. The effective tax rate was negatively impacted by domestic tax losses which are not tax effected as a result of a valuation allowance and was positively impacted by an allocation of tax benefits to continuing operations, as well as, geographic earnings mix.

In 2009, the effective tax rate was negatively impacted by domestic tax losses which are not tax effected as a result of a full valuation allowance and was positively impacted by a nonrecurring tax benefit in respect of debt related foreign currency changes, an allocation of tax benefits to continuing operations and geographic earnings mix.

For 2008, the effective income tax rate compared to the federal statutory rate was negatively impacted by non-deductible book goodwill impairments and positively impacted by an allocation of tax benefits to continuing operations and geographic earnings mix.

The Company’s U.S. operations are included in a consolidated federal income tax return.

As of December 31, 2010, the Company has U.S. federal and foreign corporate tax loss carryforwards (excluding state and local amounts) of approximately $461.2 million, of which $316.7 million expire through 2030 and $144.5 million which have no current expiration date. The Company also has state and local tax loss carryforwards of approximately $399.3 million expiring in years 2011 through 2030.

The worldwide valuation allowance decreased by $59.4 million to $81.4 million at December 31, 2010, representing reduced income tax expense relating to the anticipated future utilization of net operating losses resulting from the sale of the plastic compounding business in January 2011 offset by additional tax losses incurred in 2010.

The valuation allowance as of December 31, 2010 and 2009 is attributable to deferred tax assets related to certain items, such as tax loss carryforwards in the United States, including certain states, and China and other foreign countries for which it is more likely than not that the related tax benefits will not be realized.

A table reflecting the activity in the valuation allowance is as follows:

	Year Ended December 31,
($ in millions)	2010	2009	2008
Balance, January 1	$140.8	$93.0	$107.7
(Decrease) increase as reflected in income tax expense	(59.6)	34.0	42.8
Other (a)	0.2	13.8	(57.5)
Balance, December 31	$81.4	$140.8	$93.0

(a)                        Primarily related to net investment hedges, as well as the mark-to-market of the Company’s Euro-denominated debt and discontinued operations.

At December 31, 2010, the Company had undistributed foreign earnings of $783.8 million which the Company intends to be permanently reinvested. The Company has determined that it is not practicable to compute a deferred tax liability for foreign withholding taxes or U.S. income taxes on these earnings. In accordance with the indefinite reversal criteria, the foreign currency gains recorded in other comprehensive income related to intercompany debt and foreign currency translation have not been tax affected.

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

The Company has classified uncertain tax positions as non-current income tax liabilities (other liabilities) unless expected to be paid within one year. As of December 31, 2010, the total amount of unrecognized tax benefits was $23.7 million. A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits, which excludes interest and penalties, is as follows:

($ in millions)	2010	2009	2008
Unrecognized tax benefits at January 1	$37.3	$39.1	$35.1
Increases in tax positions for prior years	1.4	0.9	7.1
Decreases in tax positions for prior years	(1.9)	(1.7)	(2.9)
Increases in tax positions for the current year	1.3	0.8	3.6
Decreases due to settlements with taxing authorities	(9.8)	(0.5)	(2.6)
Lapse in statute of limitations	(3.0)	(1.9)	—
Foreign exchange	(1.6)	0.6	(1.2)
Unrecognized tax benefits at December 31	$23.7	$37.3	$39.1

Previously, the Company included interest and penalties in the tabular presentation of its unrecognized tax benefits. The Company has revised its 2009 and 2008 disclosure to exclude such amounts. This change in disclosure has no impact on the Consolidated Balance

Sheets, Consolidated Statement of Operations, or Consolidated Statements of Cash Flows.

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision. The Company had accrued $8.6 million, $7.9 million and $7.1 million for interest and penalties as of December 31, 2010, 2009 and 2008, respectively.

In accordance with the Company’s policy, where tax losses can be carried back or forward to offset liabilities for uncertain tax benefits, deferred tax assets associated with such tax losses are netted against liabilities for such uncertain tax benefits. This policy results in a $11.4 million reduction in both liabilities and deferred tax assets.

The Company is currently under audit in certain jurisdictions and during the next twelve months, it is reasonably possible that resolution of these audits could result in a benefit of up to $2.8 million or a cost of up to $5.0 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company’s tax filings in the Company’s major jurisdictions are open to investigation by tax authorities; in the U.S. from 2006, in the U.K. from 2008 and in Germany from 2005.

13. OPERATING LEASE OBLIGATIONS:

The following is a schedule of minimum future rentals under the terms of noncancelable operating leases as of December 31, 2010:

($ in millions)
Years ended December 31:
2011	$16.7
2012	12.3
2013	7.9
2014	6.1
2015	4.1
Thereafter	6.3
Total	$53.4

Rent expense under all operating leases was $28.4 million, $27.9 million and $28.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Rent escalations and other lease concessions are reflected on a straight-line basis over the minimum lease term. Minimum future rentals include the effect of any index or rate that was applicable at lease inception.

14. STOCK-BASED COMPENSATION:

The aggregate compensation cost for stock options, restricted stock units and Board of Director stock grants, as discussed below, caused income from continuing operations before taxes to decrease by $13.9 million, $4.7 million and $4.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Restricted Stock—Restricted stock of Holdings can be granted with or without payment of consideration with restrictions on the recipient’s right to transfer or sell the stock.

Performance-based restricted stock units. Holdings has granted performance-based restricted stock unit awards to its management and key employees. Certain employees have “company-wide performance targets,” for which vesting is based on the achievement of specified Adjusted EBITDA and earnings per share levels, while others have “divisional performance targets” for which vesting is based on a particular division’s achievement of Adjusted EBITDA performance. Holdings granted a “target amount” of performance restricted stock units, whereby if the specified performance target is met, shares of its common stock would be awarded upon vesting of these units. However, these awards provide the employee with the possibility of earning from 0% to 200% of the targeted amounts granted based upon performance.

In December 2009, Holdings approved 233,657 performance restricted stock units to be awarded to management and key employees which will vest on December 31, 2012 as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets approved by Holdings’ Compensation Committee. The number of shares of the Holdings’ common stock ultimately awarded upon vesting is determined based on the achievement of specified performance criteria over the period January 1, 2010 through December 31, 2010. However, the Company did not recognize any compensation cost in 2009 for this issuance because the performance targets that formed the basis for vesting of these restricted stock units were not approved until January 2010. For this December 2009 grant, certain performance targets were achieved, and as a result, 447,728 shares will vest as long as the employees continue to be employed by the Company on December 31, 2012.

In December 2008, Holdings awarded 606,256 performance restricted stock units to management and key employees, which will vest on December 31, 2011 as long as the employee continues to be employed by the Company on such date and based upon the achievement of certain performance targets as approved by Holdings’ Compensation Committee. The number of shares of the Holdings’ common stock ultimately awarded upon vesting is determined based on the Company’s achievement of specified performance criteria over the period January 1, 2009 through December 31, 2009. The performance targets for these awards were set, and effectively granted, in February 2009 when such performance targets were approved by the Compensation Committee. For this December 2008 grant, certain performance targets were achieved, and as a result, 180,057 shares will vest as long as the employees continue to be employed by the Company on December 31, 2011.

Time-based restricted stock units. Holdings has granted time-based restricted stock unit awards to its management and key employees. In December 2009 and 2008, Holdings granted 127,375 and 320,867, respectively, time restricted stock units to management and key employees, which will vest on December 31, 2012 and December 31, 2011, respectively as long as the employee continues to be employed by the Company on such date.

Market-based restricted stock units. In December 2010, Holdings approved 263,055 market-based restricted stock unit awards to its management and key employees which will vest on January 1, 2014 as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets approved by Holdings’ Compensation Committee. A portion of the share units vest based on the percentage change in the price of the Company’s common stock over the award period January 1, 2011 to December 31, 2013. The remaining portion vest based upon Holdings’ total shareholder return as compared to the total shareholder return for the DOW Jones U.S. Chemical Index for the period January 1, 2011 to December 31, 2013. Holdings specified a “target amount” of market-based restricted stock units, whereby if the specified performance target is met, shares of the its common stock would be awarded upon vesting of these units. However, these awards provide the employee with the possibility of earning from 0% to 150% of the targeted amounts granted based upon performance.

The Company did not recognize any compensation cost in 2010 for this issuance because the performance targets that will form the basis for vesting of these restricted stock units were not available as of December 31, 2010. These performance targets were set and granted in January 2011. The fair value of these market-based restricted stock units was estimated on the date of grant using a Monte Carlo simulation model as they are tied to market conditions. The model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the grant and calculates the fair value for the awards. The fair value of market-based restricted stock units awarded in the year ended December 31, 2010 used the assumptions noted in the following table:

Expected volatility	81%
Risk-free rate	1.1%
Expected dividends	N/A

The compensation cost related to restricted stock units of the Company caused income from continuing operations before taxes to decrease by $8.7 million and $0.2 million for the years ended December 31, 2010 and 2008, respectively. The total tax benefit recognized related to restricted stock was $1.1 million and $0.1 million for the years ended December 31, 2010 and 2008. With regard to our performance-based restricted stock units, the Company reversed previously recorded expense in 2009 related to performance targets that were no longer probable to be achieved. As a result, the net effect of compensation cost related to restricted stock units caused income from continuing operations to increase by $0.6 million for the year ended December 31, 2009. A tax expense of $0.1 million was recorded for the year ended December 31, 2009. The weighted average grant date fair value of the restricted shares granted in 2010, 2009 and 2008 were $38.02, $10.40 and $16.57, respectively, per stock unit. As of December 31, 2010, there was $21.6 million of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

A summary of the status of Holdings’ nonvested restricted stock units granted pursuant to the Plan at December 31, 2010 and 2009 and changes during the year ended December 31, 2010 is presented below:

		Weighted
		Average
	Shares	Fair Value
	(‘000)
Nonvested at December 31, 2009	1,427	$15.67
Granted	522	38.02
Cancelled	(674)	15.27
Nonvested at December 31, 2010	1,275	$24.09

Stock Purchase—Eligible employees and directors can purchase shares of Holdings’ common stock at prices as determined by its board of directors. There were no stock purchases by eligible employees and directors in 2010, 2009 and 2008.

Board of Directors Stock Grant—Holdings granted 16,740 shares of its common stock to its directors during the year ended December 31, 2010. Compensation cost related to the directors’ stock grant caused income from continuing operations before taxes and net income to decrease by $0.5 million, $0.5 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Board of Directors Stock Options—Stock options granted to directors under this Plan shall have an exercise price at least equal to the fair market value of the Company’s common stock on the date of grant. Options available for grant under this Plan are time options which have a life of ten years from the date of grant and vest in three equal annual installments on each of the first three anniversaries of the grant date. The Company did not grant any stock options to directors in 2010.

Stock Options—Stock options granted to employees under the Plan shall have an exercise price at least equal to the fair market value of Holdings’ common stock on the date of grant.

Time-Based Stock Options. Time options granted in 2004 or prior years have a life of ten years from the date of grant and are fully vested. Time options granted after 2004 typically have a life of seven years and vest in three equal annual installments on each of the first three anniversaries of December 31 of the year granted. Holdings did not grant any stock options in 2010. The compensation expense recorded in 2010 primarily relates to stock options granted in 2008 and 2009.

The compensation cost related to stock options of the Company caused income from continuing operations before taxes to decrease by $4.7 million, $4.8 million and $3.6 million in the years ended December 31, 2010, 2009 and 2008, respectively. The total tax benefit recognized related to stock options was $0.3 million, $0.5 million and $0.4 million in the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, there was $3.1 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

The weighted-average fair value of options granted during the years ended December 31, 2009 and 2008 was $13.13 and $4.26, respectively. The fair value of stock options granted in the years ended December 31, 2009 and 2008 are estimated on the date of grant using the Black-Scholes option pricing model that used the assumptions noted in the following table:

	Year ended December 31,
	2009	2008
Expected term (in years)	4.5	4.5
Expected volatility	68%	54%
Risk-free rate	2.3%	1.6%
Expected dividends	N/A	N/A

The expected term represents the period of time that options granted are expected to be outstanding based on the simplified method for determining the expected term of an employee share option. Holdings does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. As a result, Holdings expected term was based on the simplified method. The expected volatility for awards granted in December 2008 and 2009 is based on historical share prices of Holdings since it became a public company. For awards granted prior to December 2008, the expected volatility was based on the expected volatilities of comparable peer companies that are publicly traded as Holdings became a public Company in August 2005 and did not have a long period of history of its share price. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Holdings did not consider dividends in its calculation of fair value on the date of grant as Holdings did not expect to pay dividends.

In addition, the recognition of expense only occurs for awards that are expected to eventually vest. This requires pre-vesting forfeitures to be estimated at the time of grant and modified, if necessary, if actual forfeitures differ from estimated forfeitures. The Company’s forfeiture rates are based upon historical share-based equity award cancellations.

The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $25.2 million, $0.4 million and $3.6 million, respectively. Cash received from option exercises during 2010, 2009 and 2008 was $26.9 million, $1.0 million and $2.4 million, respectively. The total tax benefit realized from options exercised was $1.8 million and $0.2 million for the years ended December 31, 2010 and 2008, respectively. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $4.2 million, $7.0 million and $4.3 million, respectively.

During 2008, Holdings extended the exercise period of 193,165 fully vested share options held by four employees and accelerated the vesting of 55,857 share options held by six employees. As a result of the modifications, the Company recognized additional expense of $0.2 million for the year ended December 31, 2008.

A summary of the status of Holdings’ options granted pursuant to the Plan at December 31, 2010 and 2009 and changes during the year ended December 31, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(‘000)		(years)	($ in millions)
Outstanding at December 31, 2009	5,418	$17.43
Exercised	(1,740)	15.46
Forfeited	(71)	14.86
Outstanding at December 31, 2010	3,607	$18.43	3.8	$74.6

Options vested at December 31, 2010 and expected to vest in the future (a)	3,580	$18.46	3.8	$74.0

Options exercisable at December 31, 2010	3,057	$19.07	3.6	$61.3

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

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
($ in millions)	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$32.2	$29.8	$657.7	$567.1
Service cost	0.2	0.2	7.5	8.3
Interest cost	1.9	1.8	31.6	33.4
Actuarial loss	2.5	1.4	13.2	53.1
Benefits paid	(1.2)	(1.0)	(32.0)	(33.3)
Plan changes	—	—	—	7.0
Effect of curtailment/settlement	—	—	—	(3.0)
Foreign exchange (gain) loss	—	—	(38.2)	23.5
Other	—	—	0.7	1.6
Benefit obligation at end of year	$35.6	$32.2	$640.5	$657.7
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$23.4	$19.0	$237.9	$209.7
Actual return on assets	2.6	4.6	17.1	28.2
Employer contributions	1.2	0.8	4.8	6.4
Benefits paid from fund	(1.2)	(1.0)	(14.3)	(15.0)
Effect of curtailment/settlement	—	—	—	(2.1)
Foreign exchange (loss) gain	—	—	(12.4)	11.0
Other	—	—	0.7	(0.3)
Fair value of plan assets at end of year	$26.0	$23.4	$233.8	$237.9

Funded status	$(9.6)	$(8.8)	$(406.7)	$(419.8)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$—	$—	$(12.9)	$(13.8)
Noncurrent liabilities (a)	(9.6)	(8.8)	(393.8)	(406.0)
Net amount recognized	$(9.6)	$(8.8)	$(406.7)	$(419.8)
Amounts recognized in accumulated other comprehensive income:
Net actuarial losses	$10.2	$8.8	$53.0	$47.4
Prior service cost	—	0.1	6.2	7.2
Accumulated other comprehensive loss	$10.2	$8.9	$59.2	$54.6

Accumulated benefit obligation	$35.6	$32.2	$608.3	$614.9

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.29%	5.89%	4.92%	5.29%
Rate of compensation increase	N/A	N/A	3.06%	3.15%

(a)                        Balances include $10.1 million and $11.3 million as of December 31, 2010 and 2009, respectively, related to certain German defined benefit obligations which are reported as “Other Liabilities” in the Consolidated Balance Sheets. Balances do not include $6.8 million and $6.8 million as of December 31, 2010 and 2009, respectively, representing certain individually immaterial pension and postretirement medical benefit plans which are reported within “Pension and Related Liabilities” in the Consolidated Balance Sheets.

	U.S. Plans			Non-U.S. Plans
($ in millions)	2010	2009	2008	2010	2009	2008
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.89%	6.18%	6.26%	5.29%	6.02%	5.53%
Expected return on plan assets (a)	8.23%	8.28%	8.28%	5.49%	6.17%	6.00%
Rate of compensation increase	N/A	N/A	N/A	3.08%	3.13%	3.32%
Components of net pension benefit costs:
Service cost	$0.2	$0.2	$0.2	$7.5	$8.3	$7.4
Interest cost	1.9	1.8	1.7	31.6	33.4	28.4
Expected return on assets	(1.9)	(1.6)	(2.2)	(12.9)	(13.7)	(10.9)
Net amortization of actuarial losses (gains)	0.5	0.7	—	0.9	0.1	(0.4)
Amortization of prior service cost	—	—	—	0.6	—	—
Other	—	—	—	0.4	1.2	—
Net periodic pension cost (benefit)	0.7	1.1	(0.3)	28.1	29.3	24.5
Settlement/curtailment	—	—	—	—	(0.4)	—
Total pension cost (benefit)	$0.7	$1.1	$(0.3)	$28.1	$28.9	$24.5

(a)                             The long-term rate of return on assets listed above is the average of expected returns developed for each plan weighted by each plan’s assets, as of January 1 of the year measured. Rates of return have been estimated based on various asset-appropriate price and yield indices, adjusted for projected inflation and long-term dividend growth.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

($ in millions)	U.S. Plans	Non-U.S. Plans
2011	$1.3	$33.6
2012	1.5	33.7
2013	1.6	35.3
2014	1.8	35.9
2015	1.9	36.1
Years 2016 - 2020	11.5	191.9
Expected employer contributions to plan assets:
2011	$1.4	$7.5

Recognition of actuarial losses—In 2011, the Company expects to recognize $2.6 million of previously unrecognized actuarial losses.

Other postretirement benefits—The Company had liabilities of $4.3 million and $4.0 million as of December 31, 2010 and 2009, respectively, related to other postretirement benefit plans reported as “Pension and Related Liabilities” in the Consolidated Balance Sheets. These plans recorded expenses of $0.2 million, $0.3 million and $0.4 million in 2010, 2009 and 2008, respectively.

Plans with accumulated benefit obligations in excess of plan assets—The Company’s defined benefit plans all had accumulated benefit obligations in excess of plan assets.

Plans with projected benefit obligations in excess of plan assets—The Company’s defined benefit plans all had projected benefit obligations in excess of plan assets.

Contributions—During the year ended December 31, 2010, the Company made contributions of approximately $6.0 million to its defined benefit pension trusts and an additional $17.7 million in benefit payments directly to plan participants. For 2011, the Company expects to make payments of approximately $8.9 million as contributions to pension trusts plus benefit payments directly to plan participants of approximately $17.5 million.

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

Plans in Finland, the U.K. and the U.S. represent approximately 90% of total plan assets. In these countries, the general investment objectives are to maximize the expected return on the plans’ assets without unduly prejudicing the security of the members’ accrued benefits and with sufficient liquidity to meet current plan cash flow requirements. As each plan is locally governed, asset allocations may vary between plans. Most plans do not have fixed targets but vary their investment allocations based on plan trustees’ consultation with professional investment advisors as to whether these allocations remain appropriate in light of relative investment performance and risk and/or actuarial changes related to plan participants. The following table presents the weighted-average of the plans’ targeted investment allocations in 2010 as well as the actual weighted-average investment allocations as of December 31, 2010 and 2009:

	U.S. Plans			Non-U.S. Plans
	Target	2010	2009	Target	2010	2009
Cash and cash equivalents	—%	—%	—%	3%	9%	3%
Equity securities	61	57	62	34	36	32
Fixed income	39	42	38	51	47	53
Insurance contracts, real estate and other	—	1	—	12	8	12

The following table presents the Company’s plan assets using the fair value hierarchy as of December 31, 2010 and 2009. See Note 6, “Fair Value Measurements,” for descriptions of the Company’s fair value hierarchy levels.

	As of	Fair Value Measurements
(in millions)	December 31, 2010	Level 1	Level 2	Level 3
Cash and cash equivalents	$21.8	$2.6	$19.2	$—
Equity securities:
Domestic large-cap growth (a) (b)	8.3	—	8.3	—
International large-cap growth (a)	5.7	0.3	5.4	—
Other equity funds	83.3	1.7	81.6	—
Other	1.1	1.1	—	—
Fixed income securities:
Domestic government bonds (a) (b)	9.1	—	9.1	—
International government bonds (a)	5.2	—	5.2	—
Corporate bonds (a)	84.3	1.8	82.5	—
Plan sponsor	10.3	—	10.3	—
Other bond funds	10.9	2.9	8.0	—
Other	0.9	0.9	—	—
Other investments:
Insurance contracts	13.3	—	13.3	—
Other	5.6	0.1	5.5	—
Total	$259.8	$11.4	$248.4	$—

	As of	Fair Value Measurements
(in millions)	December 31, 2009	Level 1	Level 2	Level 3
Cash and cash equivalents	$7.3	$2.5	$4.8	$—
Equity securities:
Domestic large-cap growth (a) (b)	23.0	0.3	22.7	—
International large-cap growth (a)	17.8	0.3	17.5	—
Other equity funds	49.1	2.2	46.9	—
Fixed income securities:
Domestic government bonds (a) (b)	13.0	—	13.0	—
International government bonds (a)	7.9	—	7.9	—
Corporate bonds (a)	58.1	3.4	54.7	—
Plan sponsor	32.5	—	32.5	—
Other bond funds	8.8	2.7	6.1	—
Other	15.3	0.7	14.6	—
Other investments:
Insurance contracts	24.5	—	24.5	—
Other	4.0	—	4.0	—
Total	$261.3	$12.1	$249.2	$—

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

Other Retirement Benefit Plans

Savings Plans—The Company sponsors various defined contribution plans for certain employees. Contributions under the plans are based on specified percentages of employee compensation. In aggregate, the Company’s contributions to these plans were $12.7 million, $6.5 million and $12.3 million in 2010, 2009 and 2008, respectively.

Multiemployer Plans—The Company participates in four multiemployer plans. Contributions under the plans are based on specified percentages of employee contributions. The Company’s contributions to the plans were $6.5 million, $6.1 million and $5.0 million in 2010, 2009 and 2008.

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

For the year ended December 31, 2010, the Company recorded $3.6 million of restructuring charges. In the Specialty Chemicals segment, $1.8 million was recorded primarily related to probable severance costs in connection with the future consolidation of its North American manufacturing facilities within its North American Surface Treatment business. In the Color Pigments and Services business within the Performance and Additives segment, $0.8 million was recorded primarily related to facility closure and headcount reduction costs related to the elimination of a duplicate manufacturing facility and $0.8 million was recorded in the Advanced Ceramics segment primarily due to asset write-offs related to manufacturing consolidations in Germany. In addition, the “restructuring and other severance costs” in the Consolidated Statements of Operations included severance-related costs of $1.4 million related to headcount reductions.

For the year ended December 31, 2009, the Company expensed $6.5 million of restructuring charges. The major components of the restructuring charge included $3.7 million in the Specialty Chemicals segment primarily related to facility closures and headcount reductions and $2.0 million in the Performance Additives segment, primarily related to a restructuring plan implemented in the Color Pigments and Services business in connection with the integration of the businesses acquired from Elementis plc, including the reorganization and relocation of the North American Finance and IT services, and the closure of three manufacturing facilities in 2008. In addition, “restructuring and other severance costs” in the Consolidated Statements of Operations included other severance-related costs of $13.8 million related to headcount reductions undertaken throughout the Company.

For the year ended December 31, 2008, the Company expensed $16.5 million of restructuring charges, which included asset write-offs of $3.0 million in the Color Pigments and Services business of the Performance Additives segment. The major components of the restructuring charge included $7.1 million in the Performance Additives segment primarily related to the integration of the businesses acquired from Elementis plc. In the Specialty Chemicals segment, $8.2 million was recorded primarily for severance costs arising from the cessation and relocation of manufacturing in certain locations. In addition, “restructuring and other severance costs” in the Consolidated Statements of Operations included other severance-related costs of $17.6 million related to headcount reductions undertaken throughout the Company.

All restructuring actions still in progress as of December 31, 2010 are expected to be substantially complete by the end of 2011 except for the North American Surface Treatment restructuring action described above. However, payouts of certain liabilities resulting from these actions will take place over several years. In particular, as of December 31, 2010, restructuring liabilities of $4.8 million includes $1.8 million in the Corporate and other segment related to an unexpired lease in connection with the 2006 restructuring of the Wafer Reclaim business. Management believes that the majority of the remaining $3.0 million obligation will be utilized in 2011. Selected information for outstanding liabilities from recent restructuring actions is as follows:

	Severance/	Facility
($ in millions)	Relocation	Closure	Total
Liability balance, December 31, 2008	$15.0	$3.9	$18.9
Restructuring charge in 2009	2.6	3.9	6.5
Utilized	(12.8)	(4.4)	(17.2)
Foreign exchange and other	(0.6)	(0.1)	(0.7)
Liability balance, December 31, 2009	4.2	3.3	7.5
Restructuring charge in 2010	2.3	1.3	3.6
Utilized	(2.8)	(2.2)	(5.0)
Foreign exchange and other	(1.0)	(0.3)	(1.3)
Liability balance, December 31, 2010	$2.7	$2.1	$4.8

Restructuring reserves by segment are as follows:

	December 31,
($ in millions)	2010	2009
Specialty Chemicals	$2.2	$3.7
Performance Additives	0.2	0.7
Advanced Ceramics	0.5	1.0
Corporate and other	1.9	2.1
	$4.8	$7.5

17. ACCUMULATED OTHER COMPREHENSIVE INCOME:

Changes in accumulated other comprehensive income (loss) are as follows:

	Pension					Total
	related	Foreign	Intercompany	Net	Cash flow	accumulated
	adjustments,	currency	foreign currency	investment hedge,	hedges,	other comprehensive
($ in millions)	net of tax (a)	translation (b)	loans (b)	net of tax (c)	net of tax (d)	income (loss)
Balance at December 31, 2007	$12.5	$343.3	$201.0	$(183.1)	$—	$373.7
Period change	(27.9)	(145.7)	(32.2)	38.9	0.2	(166.7)
Balance at December 31, 2008	(15.4)	197.6	168.8	(144.2)	0.2	207.0
Period change	(24.4)	47.6	15.6	(37.9)	(0.4)	0.5
Balance at December 31, 2009	(39.8)	245.2	184.4	(182.1)	(0.2)	207.5
Period change	(3.7)	(15.9)	(54.2)	2.4	(0.4)	(71.8)
Balance at December 31, 2010	$(43.5)	$229.3	$130.2	$(179.7)	$(0.6)	$135.7

(a)                The tax effect on the pension related adjustments is a benefit of $1.0 million, $11.4 million and $6.2 million for 2010, 2009 and 2008, respectively.

(b)               The foreign currency translation and intercompany loan adjustments are not adjusted for income taxes in accordance with the indefinite reversal criteria.

(c)                The tax effect on the net investment hedge is an expense of $0.4 million and $2.0 million for 2010 and 2008, respectively.

(d)               The tax effect on the cash flow hedges is a benefit (expense) of $0.1 million, $0.1 million and $(0.3) million for 2010, 2009 and 2008, respectively.

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

Advertising Matter

On March 3, 2009, Osmose, Inc. (“OI”) filed an action against Viance, the joint venture in the Timber Treatment Chemicals business, Rockwood Holdings, Inc., and certain individuals, in the U.S. District Court, Northern District of Georgia, claiming that recent advertisements by Viance comparing its ACQ product and OI’s MCQ product were false and misleading in violation of the Lanham Act, constituted unfair competition, violated the Georgia Deceptive Trade Practices Act, were defamatory and that Viance tortiously interfered with OI’s business relationships. OI is seeking damages, including their attorney’s fees and costs and punitive damages. OI also sought a temporary restraining order (“TRO”) and a preliminary injunction prohibiting Viance from continuing to make certain claims in advertisements related to their MCQ product. On March 20, 2009, the district court granted Osmose’s motion for a TRO. Viance raised certain counterclaims related to OI’s advertisements and both parties’ claims were heard. In September 2009, the district court issued a preliminary injunction prohibiting Viance from making certain claims related to MCQ in its advertisements and denied Viance’s request for a preliminary injunction related to certain claims in Osmose’s advertisements, which Viance subsequently appealed. The U.S. Court of Appeals, Eleventh Circuit heard oral arguments on May 20, 2010 and rendered its decision on July 30, 2010 remanding in part, affirming in part, and vacating in part the preliminary injunction. The trial court entered an order revising the preliminary injunction and an order lifting the stay and commencing discovery. The Company reached a tentative settlement in March 2011 and does not believe the resolution of this matter will have a material adverse effect on its business or financial condition.

Lanxess Matter

On January 18, 2010, Lanxess Deutschland GmbH filed suit in the District Court of Satakunta, Finland against Sachtleben Pigments Oy (“Sachtleben”), a subsidiary of the Company’s Titanium Dioxide Pigments venture, claiming breach of contract in connection with Sachtleben’s termination of a supply agreement with plaintiff. In October 2010, the Court held a hearing to determine the proper jurisdiction for this matter and later issued its decision in favor of the plaintiff ruling that the case will be heard in the District Court of

Satakunta and not in arbitration. In January 2011, Lanxess filed its statement specifying its claims for damages in the amount of €3.2 million plus accrued interest and legal fees. The Company will continue to vigorously defend this matter. The Company believes Sachtleben has meritorious defenses against the plaintiff’s claims. Although Sachtleben does not believe that resolution of this matter will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation, and the resolution of this matter may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

Former Glass Sealants Business

A subsidiary in the Specialty Chemicals segment that formerly manufactured sealants for insulating glass prior to and after the sale of this business has been named as a defendant in several lawsuits relating to alleged negligent manufacturing of those products. Pursuant to the sale and purchase agreement with respect to the divested “glass” business, this subsidiary may be required to pay indemnity claims related to these lawsuits. Although the Company expects its subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such claims and, if not, its subsidiary may not have sufficient cash flow to pay these claims. Although the Company does not believe that resolution of these matters will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of these claims or possible range of loss, if any, and the resolution of one or more of these claims may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

Inspector General Subpoena

In February 2010, a subsidiary of the Company received a subpoena from the Inspector General of the Department of Defense (“DOD”) seeking information related to a product in the Timber Treatment Chemicals business in the Performance Additives segment. This subsidiary has and will continue to comply with the request of the DOD to provide the relevant information. The Company cannot predict the likelihood of further legal action or estimate the loss or possible range of loss, if any, in connection with this matter.

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

Reserves in connection with product liability matters do not individually exceed $1.1 million and in the aggregate $3.3 million as of December 31, 2010. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

Indemnity Matters—The Company is indemnified by third parties in connection with certain matters related to acquired businesses. Although the Company has no reason to believe that the financial condition of those parties who may have indemnification obligations to the Company is other than sound, in the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that any party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce its rights under the indemnities. In cases where the Company’s indemnification claims to such third parties are uncontested, the Company expects to realize recoveries within the short term.

In addition, the Company may be subject to indemnity claims relating to properties or businesses it divested. The Company has agreed to indemnify the buyer of its former plastic compounding business, Electronics business, Groupe Novasep segment and pool and spa chemicals business. For example, the Company is required to indemnify the buyer of its Electronics business for certain known and unknown environmental actions which may arise in the future that relate to the period prior to the closing.

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

Pension Receivable Matter

Rockwood’s pension liability includes defined benefit obligations to employees of a previously divested company which cannot legally be transferred to the owners under local law. The owner of the business had agreed to indemnify the Company for these obligations, however, such company has filed for bankruptcy. Accordingly, the Company has recorded a reserve of $6.4 million against our related receivable of $7.1 million due from the current owner. The Company cannot predict the ultimate outcome of this matter. The Company does not believe this matter will have a material effect on its results of operations or cash flows in any quarterly or annual reporting period.

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

SHE Capital Expenditures

The Company will incur future costs for capital improvements and general compliance under SHE laws. For the year ended December 31, 2010, the capital expenditures for SHE matters totaled $19.2 million, excluding costs to maintain and repair pollution control equipment. For 2011, the Company estimates capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in existing and new SHE laws, the Company cannot provide assurance that its recent expenditures will be indicative of future amounts required to comply with these laws.

Regulatory Developments

Greenhouse gases have increasingly become the subject of international, national, state and local attention. On September 22, 2009, the Environmental Protection Agency (“EPA”) passed its final greenhouse gas monitoring and reporting rule that required certain facilities in the U.S. to measure their greenhouse gases beginning January 1, 2010 and begin reporting these measurements on March 31, 2011. Currently, the Company believes that this rule affects two of its facilities. The Company does not believe, based upon currently available information, that this rule will have a material impact on its results of operations. However, further legislation of greenhouse gases and carbon dioxide has been proposed in the U.S., U.K. and other jurisdictions. Any such laws may directly and indirectly have a material adverse impact on our results of operations, such as through higher costs for energy and certain raw materials and additional capital expenditures to comply with such laws.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination or reclamation obligations for which the Company has reserved for at December 31, 2010:

Country	Location	(a)	(b)	(c)	(d)	(e)
Brazil	Diadema			X
Chile	Salar de Atacama				X
China	Shenzhen			X
Finland	Kipsikorpi				X
	Pori				X
France	Clichy				X
	Sens	X
Germany	Duisburg	X			X
	Empelde	X				X
	Hainhausen	X
	Liebenau			X
	Schwarzheide				X
	Marktredwitz		X
	Plochingen		X
	Stadeln	X	X
	Troisdorf	X	X	X
Italy	Turin			X
The Netherlands	Oss	X
United Kingdom	Barrow-in Furness	X
	Birtley			X
	Kidsgrove			X
United States	Beltsville, MD	X		X
	East St. Louis, IL			X
	Easton, PA			X
	Gonzales, TX				X
	Harrisburg, NC	X		X
	Kings Mountain, NC				X
	Laurens, SC		X
	Middletown, NY (formerly owned)	X		X		X
	New Johnsonville, TN		X	X
	Silver Peak, NV	X			X
	Sunbright, VA (facility closed)	X				X
	Valdosta, GA	X

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

The Company is also responsible for environmental matters at some of its former off-site disposal locations owned by third parties. These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at the following Superfund locations: Casmalia, CA; Laurel, MD; Niagara Falls, NY; South Gate, CA; and Whittier, CA and has reserves for these matters totaling $0.1 million at December 31, 2010.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $49.8 million and $55.1 million for environmental liabilities as of December 31, 2010 and 2009, respectively, most of which were classified as other non-current liabilities in the Consolidated Balance Sheets. Of these accruals, $27.5 million and $22.8 million as of December 31, 2010 and 2009, respectively, represent liabilities discounted using discount rates ranging from 5.0% to 8.0%, with the undiscounted amount of these reserves $38.7 million and $33.5 million, respectively.

Included in the environmental liabilities are reclamation obligations of $21.7 million and $24.1 million as of December 31, 2010 and 2009, respectively. These obligations primarily relate to post-closure reclamation of landfills in the Titanium Dioxide Pigments segment and surface mining sites within the Fine Chemicals business in the Specialty Chemicals segment. The following table represents the change in the Company’s reclamation obligations for the years ended December 31, 2010 and 2009:

	Year ended December 31,
($ in millions)	2010	2009
Balance, January 1	$24.1	$26.9
Liabilities incurred	2.6	—
Accretion expense	0.7	0.4
Utilization	(3.6)	(3.0)
Revisions to estimates	(0.8)	(0.8)
Foreign exchange	(1.3)	0.6
Balance, December 31	$21.7	$24.1

The Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. The Company estimates that the potential range for such environmental matters as of December 31, 2010 is from $49.8 million to $76.4 million. For the year ended December 31, 2010, the Company recorded charges of $4.8 million ($2.6 million of which were capitalized) to increase its environmental liabilities and made payments of $6.1 million for reclamation and remediation costs, which reduced its environmental liabilities. For the year ended December 31, 2010, the recurring cost of managing hazardous substances for ongoing operations is $47.6 million.

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

Commitments

As of December 31, 2010, the Company has unconditional purchase obligations of $762.3 million primarily consisting of take-or-pay contracts to purchase goods and energy that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These purchase obligations are expected to be incurred as follows: $241.0 million in less than one year, $424.9 million in two-three years, $32.2 million in four-five years and $64.2 million after five years.

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010

(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net sales	$—	$579.8	$2,611.8	$3,191.6
Cost of products sold	—	405.6	1,744.2	2,149.8
Gross profit	—	174.2	867.6	1,041.8
Selling, general and administrative expenses	0.2	168.4	499.0	667.6
Restructuring and other severance costs	—	2.0	3.0	5.0
Asset write-downs and other	—	2.2	9.3	11.5
Operating (loss) income	(0.2)	1.6	356.3	357.7
Other income (expenses), net:
Intergroup interest, net	144.1	(49.6)	(94.5)	—
Interest expense, net	(126.6)	(2.3)	(22.2)	(151.1)
Loss on early extinguishment of debt	(0.1)	(0.7)	(0.8)	(1.6)
Intergroup other, net	0.2	18.8	(19.0)	—
Foreign exchange gain (loss), net	3.7	(0.7)	(4.0)	(1.0)
Other, net	0.6	(0.6)	0.5	0.5
Other income (expenses), net	21.9	(35.1)	(140.0)	(153.2)
Income (loss) from continuing operations before taxes	21.7	(33.5)	216.3	204.5
Income tax (benefit) provision	(62.5)	(18.1)	56.0	(24.6)
Income (loss) from continuing operations	84.2	(15.4)	160.3	229.1
(Loss) income from discontinued operations, net of tax	(9.0)	23.6	4.8	19.4
Net income (loss)	75.2	8.2	165.1	248.5
Net income attributable to the noncontrolling interest	—	—	(9.1)	(9.1)
Net income attributable to Rockwood Specialties Group, Inc.	$75.2	$8.2	$156.0	$239.4

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009

(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net sales	$—	$502.0	$2,267.1	$2,769.1
Cost of products sold	—	379.9	1,571.1	1,951.0
Gross profit	—	122.1	696.0	818.1
Selling, general and administrative expenses	0.1	127.4	469.4	596.9
Restructuring and other severance costs	—	4.1	16.2	20.3
Asset write-downs and other	—	(0.3)	2.9	2.6
Operating (loss) income	(0.1)	(9.1)	207.5	198.3
Other income (expenses), net:
Intergroup interest, net	123.6	(56.1)	(67.5)	—
Interest expense, net	(138.4)	(1.9)	(37.8)	(178.1)
Intergroup other, net	250.9	(242.3)	(8.6)	—
Gain (loss) on early extinguishment of debt, net	5.2	(6.9)	(24.9)	(26.6)
Foreign exchange (loss) gain, net	(2.6)	(0.3)	18.9	16.0
Other, net	(0.5)	0.6	0.5	0.6
Other income (expenses), net	238.2	(306.9)	(119.4)	(188.1)
Income (loss) from continuing operations before taxes	238.1	(316.0)	88.1	10.2
Income tax provision (benefit)	21.7	(21.2)	9.2	9.7
Income (loss) from continuing operations	216.4	(294.8)	78.9	0.5
Income from discontinued operations, net of tax	1.0	12.5	3.3	16.8
Net income (loss)	217.4	(282.3)	82.2	17.3
Net loss attributable to the noncontrolling interest	—	—	3.8	3.8
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$217.4	$(282.3)	$86.0	$21.1

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008

(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net sales	$—	$608.1	$2,528.9	$3,137.0
Cost of products sold	—	444.8	1,714.9	2,159.7
Gross profit	—	163.3	814.0	977.3
Selling, general and administrative expenses	0.6	151.4	492.9	644.9
Goodwill impairment charges	—	247.8	469.7	717.5
Restructuring and other severance costs	—	4.3	29.8	34.1
Asset write-downs and other	—	0.3	(2.2)	(1.9)
Operating loss	(0.6)	(240.5)	(176.2)	(417.3)
Other income (expenses), net:
Intergroup interest, net	109.4	(39.8)	(69.6)	—
Interest expense, net	(179.9)	(5.2)	(40.0)	(225.1)
Intergroup other, net	91.5	(79.0)	(12.5)	—
Gain on early extinguishment of debt, net	4.0	—	—	4.0
Foreign exchange loss, net	(15.0)	(0.5)	(16.8)	(32.3)
Other, net	(0.7)	0.9	0.5	0.7
Other income (expenses), net	9.3	(123.6)	(138.4)	(252.7)
Income (loss) from continuing operations before taxes	8.7	(364.1)	(314.6)	(670.0)
Income tax (benefit) provision	(1.1)	(37.2)	7.3	(31.0)
Income (loss) from continuing operations	9.8	(326.9)	(321.9)	(639.0)
Income (loss) from discontinued operations, net of tax	1.5	(27.2)	(50.2)	(75.9)
Gain on sale of discontinued operations, net of tax	27.0	4.9	2.4	34.3
Net income (loss)	38.3	(349.2)	(369.7)	(680.6)
Net loss attributable to the noncontrolling interest	—	—	83.6	83.6
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$38.3	$(349.2)	$(286.1)	$(597.0)

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1.5	$50.0	$251.7	$—	$303.2
Accounts receivable, net	—	72.2	364.6	—	436.8
Inventories	—	106.3	435.5	—	541.8
Deferred income taxes	68.5	5.7	8.5	—	82.7
Prepaid expenses and other current assets	3.2	14.4	61.5	—	79.1
Assets of discontinued operations	—	65.6	88.5	—	154.1
Total current assets	73.2	314.2	1,210.3	—	1,597.7
Property, plant and equipment, net	—	228.6	1,338.3	—	1,566.9
Investment in subsidiary	1,355.8	91.0	—	(1,446.8)	—
Goodwill	—	17.9	859.2	—	877.1
Intergroup receivable	1,855.6	183.7	3,812.3	(5,851.6)	—
Other intangible assets, net	—	79.7	507.9	—	587.6
Deferred debt issuance costs, net	1.5	3.4	12.3	—	17.2
Deferred income taxes	6.8	(0.9)	12.4	—	18.3
Other assets	—	1.0	37.5	—	38.5
Total assets	$3,292.9	$918.6	$7,790.2	$(7,298.4)	$4,703.3
LIABILITIES
Current liabilities:
Accounts payable	$—	$35.0	$214.6	$—	$249.6
Income taxes payable	—	—	20.2	—	20.2
Accrued compensation	—	56.4	108.8	—	165.2
Accrued expenses and other current liabilities	31.9	66.4	109.8	—	208.1
Deferred income taxes	—	—	2.6	—	2.6
Long-term debt, current portion	375.1	—	90.6	—	465.7
Liabilities of discontinued operations	—	15.9	11.7	—	27.6
Total current liabilities	407.0	173.7	558.3	—	1,139.0
Long-term debt	1,380.4	—	314.9	—	1,695.3
Pension and related liabilities	—	13.6	386.0	—	399.6
Intergroup payable	2.3	867.3	4,982.0	(5,851.6)	—
Deferred income taxes	13.5	(4.4)	68.8	—	77.9
Other liabilities	10.6	19.7	72.2	—	102.5
Total liabilities	1,813.8	1,069.9	6,382.2	(5,851.6)	3,414.3
EQUITY
Rockwood Specialties Group, Inc. stockholder’s equity:
Common stock	—	190.6	164.7	(355.3)	—
Paid-in capital	1,044.0	492.7	598.8	(1,091.5)	1,044.0
Accumulated other comprehensive income	31.4	10.9	93.4	—	135.7
Retained earnings (deficit)	403.7	(845.5)	261.7	—	(180.1)
Total Rockwood Specialties Group, Inc. stockholder’s equity	1,479.1	(151.3)	1,118.6	(1,446.8)	999.6
Noncontrolling interest	—	—	289.4	—	289.4
Total equity	1,479.1	(151.3)	1,408.0	(1,446.8)	1,289.0
Total liabilities and equity	$3,292.9	$918.6	$7,790.2	$(7,298.4)	$4,703.3

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2009

(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$19.8	$37.8	$228.6	$—	$286.2
Accounts receivable, net	—	60.2	361.1	—	421.3
Inventories	—	102.0	399.7	—	501.7
Deferred income taxes	(4.0)	8.9	7.3	—	12.2
Prepaid expenses and other current assets	—	19.3	52.8	—	72.1
Assets of discontinued operations	—	55.0	91.4	—	146.4
Total current assets	15.8	283.2	1,140.9	—	1,439.9
Property, plant and equipment, net	—	242.2	1,393.4	—	1,635.6
Investment in subsidiary	1,045.8	91.0	—	(1,136.8)	—
Goodwill	—	17.1	922.1	—	939.2
Intergroup receivable	2,541.8	160.3	4,651.7	(7,353.8)	—
Other intangible assets, net	—	95.6	591.0	—	686.6
Deferred debt issuance costs, net	1.3	6.0	18.7	—	26.0
Deferred income taxes	6.8	(5.6)	21.8	—	23.0
Other assets	—	1.4	36.1	—	37.5
Total assets	$3,611.5	$891.2	$8,775.7	$(8,490.6)	$4,787.8
LIABILITIES
Current liabilities:
Accounts payable	$—	$29.2	$187.5	$—	$216.7
Income taxes payable	—	—	16.7	—	16.7
Accrued compensation	—	23.5	52.8	—	76.3
Accrued expenses and other current liabilities	23.2	32.8	122.0	—	178.0
Deferred income taxes	—	—	2.6	—	2.6
Long-term debt, current portion	15.8	—	78.4	—	94.2
Liabilities of discontinued operations	—	11.9	12.4	—	24.3
Total current liabilities	39.0	97.4	472.4	—	608.8
Long-term debt	1,997.0	—	437.1	—	2,434.1
Pension and related liabilities	—	12.6	397.5	—	410.1
Intergroup payable	83.7	1,222.3	6,047.8	(7,353.8)	—
Deferred income taxes	—	—	68.7	—	68.7
Other liabilities	35.1	25.4	83.6	—	144.1
Total liabilities	2,154.8	1,357.7	7,507.1	(7,353.8)	3,665.8
EQUITY
Rockwood Specialties Group, Inc. stockholder’s equity:
Common stock	—	190.6	164.7	(355.3)	—
Paid-in capital	1,044.0	184.6	596.9	(781.5)	1,044.0
Accumulated other comprehensive income	84.1	12.0	111.4	—	207.5
Retained earnings (deficit)	328.6	(853.7)	105.6	—	(419.5)
Total Rockwood Specialties Group, Inc. stockholder’s equity	1,456.7	(466.5)	978.6	(1,136.8)	832.0
Noncontrolling interest	—	—	290.0	—	290.0
Total equity	1,456.7	(466.5)	1,268.6	(1,136.8)	1,122.0
Total liabilities and equity	$3,611.5	$891.2	$8,775.7	$(8,490.6)	$4,787.8

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2010

(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75.2	$8.2	$165.1	$248.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations, net of tax	9.0	(23.6)	(4.8)	(19.4)
Depreciation and amortization	—	48.2	207.7	255.9
Deferred financing costs amortization	0.3	1.3	4.3	5.9
Loss on early extinguishment of debt	0.1	0.7	0.8	1.6
Foreign exchange (gain) loss, net	(3.7)	0.7	4.0	1.0
Fair value adjustment of derivatives	(7.1)	—	(6.3)	(13.4)
Bad debt provision	—	(0.9)	(0.3)	(1.2)
Stock-based compensation	—	8.9	5.0	13.9
Deferred income taxes	(68.8)	(6.6)	14.5	(60.9)
Asset write-downs and other	—	2.4	10.0	12.4
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(11.1)	(19.0)	(30.1)
Inventories	—	(4.3)	(53.8)	(58.1)
Prepaid expenses and other assets	(1.2)	9.2	(24.5)	(16.5)
Accounts payable	—	3.4	26.1	29.5
Income taxes payable	7.3	(10.0)	0.9	(1.8)
Accrued expenses and other liabilities	2.7	52.4	61.0	116.1
Intercompany operating activities, net	(34.9)	28.6	6.3	—
Net cash (used in) provided by operating activities of continuing operations	(21.1)	107.5	397.0	483.4
Net cash provided by operating activities of discontinued operations (a)	—	1.3	3.1	4.4
Net cash (used in) provided by operating activities	(21.1)	108.8	400.1	487.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees and payments for prior acquisitions, net of cash acquired	—	—	(3.8)	(3.8)
Capital expenditures	—	(20.3)	(160.0)	(180.3)
Proceeds on sale of assets	—	0.9	3.2	4.1
Net cash used in investing activities of continuing operations	—	(19.4)	(160.6)	(180.0)
Net cash used in investing activities of discontinued operations	—	(1.3)	—	(1.3)
Net cash used in investing activities	—	(20.7)	(160.6)	(181.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Titanium Dioxide Pigments revolving credit facility	—	—	(14.3)	(14.3)
Prepayment of senior secured debt	(200.2)	—	—	(200.2)
Repayment of senior secured debt	(8.3)	—	(35.2)	(43.5)
Proceeds from other borrowings	—	—	19.3	19.3
Payments on other long-term debt	—	—	(46.8)	(46.8)
Deferred financing costs	(0.3)	—	—	(0.3)
Intercompany financing related activity	209.8	(75.1)	(134.7)	—
Net cash provided by (used in) financing activities	1.0	(75.1)	(211.7)	(285.8)
Effect of exchange rate changes on cash and cash equivalents	1.8	(0.8)	(2.4)	(1.4)
Net (decrease) increase in cash and cash equivalents	(18.3)	12.2	25.4	19.3
Less increase in cash and cash equivalents from discontinued operations (a)	—	—	(2.3)	(2.3)
(Decrease) increase in cash and cash equivalents from continuing operations	(18.3)	12.2	23.1	17.0
Cash and cash equivalents of continuing operations, beginning of period	19.8	37.8	228.6	286.2
Cash and cash equivalents of continuing operations, end of period	$1.5	$50.0	$251.7	$303.2

(a) Excludes intercompany transfers of $16.8 and includes adjustments of $27.4.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2009

(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$217.4	$(282.3)	$82.2	$17.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(1.0)	(12.4)	(3.4)	(16.8)
Depreciation and amortization	—	50.5	223.7	274.2
Deferred financing costs amortization	0.3	1.2	6.4	7.9
(Gain) loss on early extinguishment of debt	(5.2)	6.9	24.9	26.6
Foreign exchange loss (gain), net	2.6	0.3	(18.9)	(16.0)
Fair value adjustment of derivatives	(5.6)	—	1.7	(3.9)
Bad debt provision	—	(0.2)	1.4	1.2
Stock-based compensation	—	3.5	1.2	4.7
Deferred income taxes	(3.6)	3.9	(20.4)	(20.1)
Asset write-downs and other	—	—	3.0	3.0
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	16.3	8.2	24.5
Inventories	—	44.9	82.1	127.0
Prepaid expenses and other assets	0.6	(3.6)	2.0	(1.0)
Accounts payable	—	(8.6)	(12.8)	(21.4)
Income taxes payable	25.6	(23.0)	5.1	7.7
Accrued expenses and other liabilities	(43.8)	21.2	(27.7)	(50.3)
Intercompany operating activities, net	66.0	(45.1)	(20.9)	—
Net cash provided by (used in) operating activities of continuing operations	253.3	(226.5)	337.8	364.6
Net cash provided by operating activities of discontinued operations (a)	—	1.1	4.9	6.0
Net cash provided by (used in) operating activities	253.3	(225.4)	342.7	370.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees and payments for prior acquisitions, net of cash acquired	—	—	(6.4)	(6.4)
Capital expenditures	—	(25.1)	(126.4)	(151.5)
Cross currency swap settlement	(32.9)	—	—	(32.9)
Contractual advance to Titanium Dioxide Pigments noncontrolling shareholder	—	—	(16.0)	(16.0)
Proceeds on sale of assets	—	2.7	5.5	8.2
Intercompany investing related activity	484.6	95.4	(580.0)	—
Net cash provided by (used in) investing activities of continuing operations	451.7	73.0	(723.3)	(198.6)
Net cash used in investing activities of discontinued operations	(2.6)	(1.6)	(1.5)	(5.7)
Net cash (used in) provided by investing activities	449.1	71.4	(724.8)	(204.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of 2014 Notes	(146.8)	—	—	(146.8)
Proceeds from Titanium Dioxide Pigments revolving credit facility	—	—	14.1	14.1
Prepayment of senior secured debt	(40.8)	—	(61.5)	(102.3)
Repayment of senior secured debt	(19.7)	—	(36.8)	(56.5)
Payments on other long-term debt	—	—	(5.5)	(5.5)
Deferred financing costs	(14.9)	—	—	(14.9)
Fees related to early extinguishment of debt	(12.0)	—	—	(12.0)
Loan from Viance noncontrolling shareholder	—	—	2.0	2.0
Intercompany financing related activity	(721.0)	183.1	537.9	—
Net cash (used in) provided by financing activities	(955.2)	183.1	450.2	(321.9)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.3)	(12.2)	(12.6)
Net (decrease) increase in cash and cash equivalents	(252.9)	28.8	55.9	(168.2)
Less increase in cash and cash equivalents from discontinued operations (a)	—	—	(3.4)	(3.4)
(Decrease) increase in cash and cash equivalents from continuing operations	(252.9)	28.8	52.5	(171.6)
Cash and cash equivalents of continuing operations, beginning of period	272.7	9.0	176.1	457.8
Cash and cash equivalents of continuing operations, end of period	$19.8	$37.8	$228.6	$286.2

(a) Excludes intercompany transfers of $13.2 and includes adjustments of $21.0.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2008

(Dollars in millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38.3	$(349.2)	$(369.7)	$(680.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of tax	(1.5)	27.3	50.1	75.9
Gain on sale of discontinued operations, net of tax	(27.0)	(4.9)	(2.4)	(34.3)
Depreciation and amortization	—	44.2	205.4	249.6
Deferred financing costs amortization	0.4	1.0	8.2	9.6
Gain on early extinguishment of debt	(4.0)	—	—	(4.0)
Foreign exchange loss, net	15.0	0.5	16.8	32.3
Fair value adjustment of derivatives	46.4	—	5.1	51.5
Bad debt provision	—	0.5	2.8	3.3
Acquired in-process research and development	—	—	2.9	2.9
Stock-based compensation	—	2.2	1.9	4.1
Deferred income taxes	(24.3)	(14.4)	(30.8)	(69.5)
Goodwill impairment charges	—	247.8	469.7	717.5
Asset write-downs and other	0.1	0.9	(0.3)	0.7
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(0.6)	33.9	33.3
Inventories	—	(21.0)	(42.6)	(63.6)
Prepaid expenses and other assets	2.4	0.8	7.8	11.0
Accounts payable	—	(12.4)	(26.6)	(39.0)
Income taxes payable	21.3	(21.9)	(1.4)	(2.0)
Accrued expenses and other liabilities	(11.0)	12.1	(14.9)	(13.8)
Intercompany operating activities, net	31.7	(24.4)	(7.3)	—
Net cash provided by (used in) operating activities of continuing operations	87.8	(111.5)	308.6	284.9
Net cash provided by operating activities of discontinued operations (a)	—	13.0	4.0	17.0
Net cash provided by (used in) operating activities	87.8	(98.5)	312.6	301.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees and payments for prior acquisitions, net of cash acquired	(0.2)	(103.5)	(123.0)	(226.7)
Post closing purchase price considerations	10.0	—	19.8	29.8
Capital expenditures	—	(32.8)	(186.3)	(219.1)
Proceeds on sale of assets	0.1	2.3	6.7	9.1
Intercompany investing related activity	(102.1)	102.1	—	—
Net cash used in investing activities of continuing operations	(92.2)	(31.9)	(282.8)	(406.9)
Net cash provided by (used in) investing activities of discontinued operations	—	115.3	(3.9)	111.4
Net cash provided by (used in) investing activities	(92.2)	83.4	(286.7)	(295.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of 2014 Notes	(10.2)	—	—	(10.2)
Repayment of senior secured debt	(25.6)	—	(43.1)	(68.7)
Payments on other long-term debt	—	(0.4)	(30.5)	(30.9)
Equity contribution	0.2	—	—	0.2
Deferred financing costs	—	—	(5.0)	(5.0)
Titanium Dioxide Pigments venture financing	—	—	362.5	362.5
Payment of assumed debt to Titanium Dioxide Pigments noncontrolling shareholder	—	—	(141.4)	(141.4)
Distribution to noncontrolling shareholder	—	—	(3.9)	(3.9)
Intercompany financing related activity	(59.7)	111.4	(51.7)	—
Net cash (used in) provided by financing activities	(95.3)	111.0	86.9	102.6
Effect of exchange rate changes on cash and cash equivalents	1.7	(0.1)	11.2	12.8
Net (decrease) increase in cash and cash equivalents	(98.0)	95.8	124.0	121.8
Less increase in cash and cash equivalents from discontinued operations (a)	—	—	(0.1)	(0.1)
Increase in cash and cash equivalents from continuing operations	(98.0)	95.8	123.9	121.7
Cash and cash equivalents of continuing operations, beginning of period	370.7	(86.8)	52.2	336.1
Cash and cash equivalents of continuing operations, end of period	$272.7	$9.0	$176.1	$457.8

(a) Excludes intercompany transfers of $11.9 and net sale proceeds of $122.0, and includes adjustments of $18.8.

20. SUBSEQUENT EVENTS:

On January 7, 2011, the Company completed the sale of its plastic compounding business. As of December 31, 2010, this business met the criteria for being reported as a discontinued operation. As a result, the consolidated financial statements have been reclassified to reflect this business as a discontinued operation for all periods presented. See Note 2, “Discontinued Operations,” for further details.

On January 7, 2011, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on cash flows on certain forecasted sales denominated in a currency other than the functional currency of the Titanium Dioxide Pigments segment. These foreign currency forward contracts hedge the exposure to movements in foreign exchange rates for forecasted transactions for twelve months, and expire in December 2011. The notional amounts for these currency contracts are $36.0 million. The instruments were designated as foreign exchange cash flow hedges.

On February 10, 2011, the Company completed a refinancing of its senior secured credit facility and entered into a new senior secured credit agreement comprised of an $850.0 million term loan and a $180.0 million revolving credit facility, and repaid $408.7 million of existing term loans. The following table presents the Company’s long-term debt and loans payable on an as reported and as adjusted basis (including the effects of the refinancing and repayment) as of December 31, 2010:

	December 31, 2010
($ and € in millions)	As Reported	As Adjusted (a)
Senior secured credit facilities:
Tranche A-1 term loans (€3.4)	$4.5	$—
Tranche A-2 term loans (€29.2)	39.1	—
Tranche E term loans	116.1	—
Tranche G term loans (€59.8)	80.0	—
Tranche H term loans	781.1	—
Tranche I term loans (€178.7)	239.2	—
Term loan B	—	850.0
2014 Notes (€250.1 and $200.0)	534.7	534.7
Titanium Dioxide Pigments venture term loans (€220.0)	294.4	294.4
Capitalized lease obligations (€29.4)	39.4	39.4
Other loans	32.5	32.5
	$2,161.0	$1,751.0

As a result of this refinancing, the senior secured credit facility is as follows:

a) Structure

The senior secured credit agreement consists of a term loan in an aggregate principal amount of $850.0 million maturing on February 10, 2018 and a revolving credit facility in an aggregate principal amount of $180.0 million, made available in U.S. dollars, Euros and/or pounds sterling, maturing on February 10, 2016.

b) Availability

A portion of the revolving credit facility is available in the form of letters of credit and swingline loans. Under the senior secured credit agreement, the Company may, under certain circumstances and subject to receipt of additional commitments from existing lenders or other eligible institutions, request that the term loan be increased by up to $350.0 million, and additional amounts, subject to a senior secured leverage ratio.

Amounts borrowed under the term loan that are repaid or prepaid may not be reborrowed.

c) Interest and Fees

The term loan bears interest at Libor (subject to Libor floor of 1.00%) plus 2.75% (with a 0.25% reduction for achieving a designated leverage ratio). Borrowings from the revolving credit facility bear interest at Libor (subject to Libor floor of 1.00%) plus 2.75%.

The Company may elect interest periods of one, two, three or six months (nine or twelve months to the extent available from all lenders under the revolving credit facility) for Libor borrowings. Interest is payable at the end of each interest period and, in any event, at least every three months. The senior secured credit facility requires payment of customary commitment, letter of credit and other fees.

d) Guarantees; Security

Obligations under the senior secured credit facilities are guaranteed by Rockwood Specialties International, Inc. and each of Rockwood Specialties Group Inc.’s existing and subsequently acquired or organized direct or indirect domestic subsidiaries, subject to certain exceptions, and are secured by first-priority security interests in: substantially all the tangible and intangible assets of the Company and its direct or indirect domestic subsidiaries, subject to exceptions; all the capital stock of or other equity interest in the Company and each of its direct or indirect domestic subsidiaries; a maximum of 65% of the capital stock of or other equity interests in each direct foreign subsidiary of either Group or of any domestic subsidiary of the Company.

e) Amortization and Prepayments

The term loan is payable in February and August of each year at an amount equal to 0.50% of the original principal amount outstanding, with the remainder due at the final maturity date.

The Company is required to make the following mandatory prepayments of the term loan under the senior secured credit facility, in each case subject to certain exceptions, with:

•    100% of the net cash proceeds of all sales of assets or other dispositions by the Company or any of its restricted subsidiaries under the senior secured credit facilities of assets other than net cash proceeds (a) from the sale or other disposition of assets in the ordinary course of business, (b) of certain disposals permitted under the senior secured credit agreement (including the proceeds of sales or transfers of accounts receivable (including pursuant to a securitization) in the amount of up to $200.0 million at any time) or (c) that are reinvested in the Company and its restricted subsidiaries within twelve months of the sale or other disposition (subject to extension in certain circumstances).

•    100% of the net cash proceeds of issuances of certain debt obligations.

•    50% of excess cash flows, as defined, in respect of any fiscal year at the end of which senior secured debt to consolidated EBITDA ratio is equal to or greater than 1.50 to 1, reduced by any amounts reinvested during the first six months of the year and voluntary prepayments and 25% and 0% of excess cash flow, in respect of any fiscal year at the end of which such ratio is greater than 1.25 to 1 but less than 1.50 to 1 and less than or equal to 1.25 to 1, respectively.

f) Financial Covenants

The senior secured credit agreement contains the following financial covenants:

•    a consolidated net senior secured debt to consolidated Adjusted EBITDA test;

•    a consolidated Adjusted EBITDA to consolidated cash interest expense test; and

•    limitations on capital expenditures.

For purposes of calculating compliance with the financial covenants as of any date, foreign currency denominated indebtedness is to be converted to U.S. dollars based on average exchange rates for the twelve-month period ending on such date. In addition to the financial covenants described above, the Company’s senior secured credit agreement contains various affirmative and restrictive covenants. The restrictive covenants limit the Company’s ability to, among other things, incur indebtedness and other liabilities; create liens; merge or consolidate; dispose of assets; make investments; pay dividends and make payments to shareholders; make payments on certain indebtedness or to amend documents related to certain indebtedness and to enter into sale leaseback transactions. The senior secured debt to consolidated Adjusted EBITDA ratio covenant cannot exceed 2.75 to 1 on the last day of any fiscal quarter and the interest coverage ratio covenant cannot be less than 2.50 to 1 on the last day of any fiscal quarter.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 and concluded that, as of December 31, 2010, our disclosure controls and procedures are effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Rockwood Specialties Group, Inc. and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment and those criteria, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm, Deloitte & Touche LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules of the SEC that permit the Company to provide only management’s report in this annual report.

/s/ SEIFI GHASEMI
Seifi Ghasemi
Chairman and Chief Executive Officer
March 10, 2011

/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
March 10, 2011

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

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accounting Fees and Services.

The audit committee has adopted a formal policy concerning the pre-approval of audit and non-audit services to be provided by the independent registered public accounting firm to Rockwood. The policy requires that all services to be performed by Deloitte & Touche LLP and its affiliates, including audit services, audit-related services and permitted non-audit services, be pre-approved by the audit committee. Specific services being provided by the independent accountants are regularly reviewed in accordance with the pre-approval policy. At each subsequent audit committee meeting, the audit committee receives updates on the services actually provided by the independent accountants, and management may present additional services for approval. For 2010 and 2009, the audit committee pre-approved all audit, audit-related and non-audit services performed by Deloitte & Touche LLP.

The following table summarizes aggregate fees billed or expected to be billed by Deloitte & Touche LLP and its affiliates for the fiscal years below, with the following notes explaining the services underlying the table captions:

($ in millions)	2010	2009
Audit fees (a)	$7.0	$6.8
Audit-related fees (b)	0.1	0.1
Tax fees (c)	0.6	0.5
Total	$7.7	$7.4

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
Date: March 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Name		Title	Date

/s/	SEIFI GHASEMI	Chairman and Chief Executive Officer and Director	March 10, 2011
By:	Seifi Ghasemi	(Principal Executive Officer)

/s/	ROBERT J. ZATTA	Senior Vice President and Chief Financial Officer	March 10, 2011
By:	Robert J. Zatta	(Principal Financial Officer)

/s/	THOMAS J. RIORDAN	Senior Vice President Law & Administration and Director	March 10, 2011
By:	Thomas J. Riordan	(Principal Accounting Officer)

/s/	JAMES T. SULLIVAN	Corporate Controller and Treasurer	March 10, 2011
By:	James T. Sullivan	(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
2.1 (A)	Business and Share Sale and Purchase Agreement, dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
2.2 (B)	Sale and Purchase Agreement, dated April 19, 2004 among mg technologies ag and MG North America Holdings Inc., as Sellers and other parties named as purchasers therein
2.3(J)	Share Purchase Agreement dated November 29, 2006 by and among Rockwood Specialties Group GmbH and Gilde Buyout Partners BV, Banexi Capital and Groupe Novasep management.
2.4 (K)	Stock Purchase Agreement dated as of October 7, 2007 by and between Rockwood Specialties Group, Inc. and OM Group, Inc.
2.4(Y)

Business Purchase Agreement, dated as of December 16, 2010, by and among Mexichem Compuestos, S.A. de C.V., Mexichem UK Limited, Mexichem Fluor Canada Inc., Mexichem Amanco Holding, S.A. de C.V., and Mexichem, S.A.B. de C.V., and AlphaGary Corporation, AlphaGary Limited, Rockwood Additives Limited, Rockwood Specialties Inc., Rockwood Specialties Group, Inc., and Rockwood Holdings, Inc.

3.1 (G)	Form of Amended and Restated Certificate of Incorporation of Rockwood Holdings, Inc.
3.2 (R)	Third Amended and Restated By-Laws of Rockwood Holdings, Inc.
4.1 (G)	Form of Certificate of Common Stock
4.2 (G)	Warrant Agreement, dated as of July 23, 2003, between Rockwood Holdings, Inc. and KKR Millennium Fund L.P.
4.3 (G)	Registration Rights Agreement, dated as of November 20, 2000, among Rockwood Holdings, Inc., KKR 1996 Fund L.P. and KKR Partners II, L.P.
4.4 (G)	First Amendment, dated as of July 23, 2003, to the Registration Rights Agreement, among Rockwood Holdings, Inc., KKR 1996 Fund L.P., KKR Partners II, L.P. and KKR Millennium Fund L.P.
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

4.13(X)

Amendment to Stockholders Agreement and Waiver, dated as of December 20, 2010, by and among Rockwood Holdings, Inc., KKR 1996 Fund, L.P., KKR Partners II, L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P., KKR European Fund, Limited Partnership and DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.C., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P.

10.1 (D)

Credit Agreement, dated as of February 10, 2011, among the Company, as Borrower, Rockwood Specialties International, Inc., as Guarantor, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch as Administrative Agent and as Collateral Agent, and KKR Capital Markets LLC, as Syndication Agent.

10.2(D)

Security Agreement dated as of February 10, 2010 among the Company, Rockwood Specialties International, Inc., each of the Subsidiary Grantors listed on Annex A thereto, and Credit Suisse AG, Cayman Islands Branch as Administrative Agent and as Collateral Agent.

10.3(D)

Pledge Agreement dated as of February 10, 2010 among the Company, Rockwood Specialties International, Inc., each of the Subsidiary Pledgors listed on Schedule 1 thereto, and Credit Suisse AG, Cayman Islands Branch as Administrative Agent and as Collateral Agent.

10.4(D)

Guarantee Agreement dated as of February 10, 2010, among the Company, Rockwood Specialties International, Inc. as a Guarantor, each of the Subsidiary Guarantors listed on Annex A thereto, and Credit Suisse AG, Cayman Islands Branch as Administrative Agent and as Collateral Agent.

10.5(A)	Deed of Tax Covenant dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.6(A)	Environmental Deed dated September 25, 2000 between Rockwood Holdings, Inc. and Laporte plc
10.7(A)#	Form of Management Stockholder’s Agreement, dated as of February 2, 2001, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.8(G)#	Form of Management Stockholder’s Agreement, dated as of November 30, 2004 between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.9(G)#	Form of Amended and Restated Management Stockholder’s Agreement, dated as of October, 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.10(A)#

Form of Sale Participation Agreement, dated as of January 30, 2001, among Rockwood Holdings, Inc., each Management Stockholder party to the Management Stockholders’ Agreement, dated as of January 30, 2001, KKR Partners II L.P. and KKR 1996 Fund L.P.

10.11(G)#

Form of Sale Participation Agreement, dated as of November 30, 2004, among KKR 1996 Fund L.P., KKR Partners II L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P. and KKR European Fund, Limited Partnership and each Management Stockholder (as defined therein)

10.12(G)#	Form of Amended and Restated Sale Participation Agreement, dated as of October, 2004, between Rockwood Holdings, Inc. and each Management Stockholder (as defined therein)
10.13(A)#	Form of Pledge Agreement in favor of Rockwood Specialties, Inc. made by an executive officer in connection with 2001 management equity program
10.14(E)#	Amended and Restated Management Stockholder’s Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi
10.15(E)#

Amended and Restated Sale Participation Agreement, dated as of September 24, 2004, among Seifi Ghasemi, KKR 1996 Fund L.P., KKR Partners II, L.P., KKR Millennium Fund, L.P., KKR Partners III, L.P. and KKR European Fund, Limited Partnership

10.16(E)#

Time Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi (included as Exhibit A to the Second Amendment to the Employment Agreement listed as Exhibit 10.37 herewith)

10.17(H)#	Time/Performance Stock Option Agreement, dated as of September 24, 2004, between Rockwood Holdings, Inc. and Seifi Ghasemi
10.18(F)#	Amended and Restated Management Stockholder’s Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.19(F)#	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.20(F)#	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta

10.21(F)#	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.22(G)#	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Robert J. Zatta
10.23(F)#	Amended and Restated Management Stockholder’s Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.24(F)#	Time/Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.25(F)#	Performance Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.26(F)#	Amended and Restated Sale Participation Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.27(G)#	Amendment to Stock Option Agreement, dated as of October 15, 2004, between Rockwood Holdings, Inc. and Thomas J. Riordan
10.28(O)#	Amended and Restated Employment Agreement, dated November 13, 2008, by and between Rockwood Holdings, Inc. and Seifi Ghasemi
10.29(O)#	Employment Agreement, dated November 13, 2008, by and between Rockwood Holdings, Inc. and Robert J. Zatta
10.30(O)#	Employment Agreement, dated November 13, 2008, by and between Rockwood Holdings, Inc. and Thomas Riordan
10.31(Q)	Profit-Sharing/401(K) Plan for Employees of Rockwood Specialties Inc. as amended and restated effective as of January 1, 2008
10.32(Q)	The Rockwood Specialties Inc. Money Purchase Pension Plan as amended and restated effective as of January 1, 2008
10.33(Q)#	Supplementary Savings Plan of Rockwood Specialties Inc. as amended and restated effective as of January 1, 2009
10.34(A)#	Rockwood Specialties Inc. Deferred Compensation Plan
10.35(G)	Management Services Agreement dated as of July 29, 2004 between Kohlberg Kravis Roberts & Co. L.P., DLJ Merchant Banking Partners III, L.P. and Rockwood Holdings, Inc.
10.36(G)	Termination Agreement dated as of May 13, 2005 between Kohlberg Kravis Roberts & Co. L.P., DLJ Merchant Banking Partners III, L.P. and Rockwood Holdings, Inc.
10.37(G)#	Restricted Stock Unit Award Agreement effective as of November 1, 2001 between Rockwood Holdings, Inc. and Seifi Ghasemi
10.38(G)#	Form of 2001 Stock Option Agreement, dated as of February 2, 2001, between K-L Holdings, Inc. and an employee of the Company or a Subsidiary or Affiliate of the Company.
10.39(G)#	Form of 2004 Stock Option Agreement between Rockwood Holdings, Inc. and an employee of the Company or a Subsidiary or Affiliate of the Company.
10.40(T)	2009 Rockwood Holdings, Inc. Stock Incentive Plan
10.41 (T)	2009 Rockwood Holdings, Inc. Short-Term Incentive Plan
10.42(G)#	Form of Non-Employee Director Stock Option Agreement
10.43(L)#	Form of Company’s Stock Option Agreement (May 2007)
10.44(M)#	Form of Company’s Stock Option Agreement (December 2007)
10.45(M)#	Form of Performance Restricted Stock Unit Award Agreement (December 2007)
10.46(N)	Master Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates
10.47(N)

Shareholders’ and Joint Venture Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates

10.48(N)

Share and Asset Purchase and Transfer Agreement, dated May 21, 2008, by and among, Rockwood Holdings, Inc., Rockwood Specialties Group, Inc. and certain of their affiliates and Kemira Oyj and certain of its affiliates

10.49(U)

Facility Agreement, made between Deukalion Einhundertvierundzwanzigste Vermögensverwaltungs GmbH, Sachtleben Chemie GmbH, White Pigments Holding Oy, and Kemira Pigments Oy, Merchant Banking, Skandinaviska Enskilda Banken AB as Agent, Security Agent and Issuing Bank; and Nordea Bank Finland Plc as Arranger and Original Lender; and the lenders party thereto

10.50(U)

Facility Agreement, as amended and restated, made between Deukalion Einhundertvierundzwanzigste Vermögensverwaltungs GmbH, Sachtleben Chemie GmbH, White Pigments Holding Oy, and Kemira Pigments Oy, Merchant Banking, Skandinaviska Enskilda Banken AB as Agent, Security Agent and Issuing Bank; and Nordea Bank Finland Plc as Arranger and Original Lender; and the lenders party thereto

10.51(P)#	Form of Stock Option Agreement (December 2008)
10.52(P)#	Form of Restricted Stock Unit Award Agreement (December 2008)
10.53(P)#	Form of Performance Restricted Stock Unit Award Agreement (December 2008)
10.54(S)#	Form of Stock Option Agreement (December 2009)
10.55(S)#	Form of Restricted Stock Unit Award Agreement (December 2009)
10.56(S)#	Form of Performance Restricted Stock Unit Award Agreement (December 2009)
10.57(U)	First Amendment to the Profit-Sharing/401(K) Plan for Employees of Rockwood Specialties Inc.
10.58(U)	First Amendment to the Rockwood Specialties Inc. Money Purchase Pension Plan
10.59(V)

Merger and Transfer Agreement, dated September 28, 2010, of The Rockwood Specialties, Inc. Money Purchase Pension Plan and the Profit-Sharing/401(K) Plan for Employees of Rockwood Specialties Inc., effective as of December 31, 2010.

10.60(W)#	Form of Restricted Stock Unit Award Agreement (December 2010)
10.61(W)#	Form of Market Stock Unit Award Agreement (December 2010)
10.62(Z)#	Amendment to Amended and Restated Employment Agreement, dated October 28, 2010, by and between Rockwood Holdings, Inc. and Seifi Ghasemi.
10.63(Z)#	Amendment to Employment Agreement, dated October 28, 2010, by and between Rockwood Specialties Inc. and Robert J. Zatta.
10.64(Z)#	Amendment to Employment Agreement, dated October 28, 2010, by and between Rockwood Specialties Inc. and Thomas Riordan.
12*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
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

*	Filed herewith.

#	Management contract or compensatory plan or arrangement

(A)	Incorporated by reference to Rockwood Specialties Group, Inc.’s Registration Statement on form S-4 (File No. 333-109686).

(B)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on May 4, 2004.

(C)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on November 12, 2004.

(D)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on February 16, 2010.

(E)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on September 30, 2004.

(F)	Incorporated by reference to the Current Report on Form 8-K of Rockwood Specialties Group, Inc filed on October 19, 2004.

(G)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-122764).

(H)	Incorporated by reference to the Annual Report on Form 10-K of the Rockwood Specialties Group, Inc. filed on April 29, 2005.

(I)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2006.

(J)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2007.

(K)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2008.

(L)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 22, 2007.

(M)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2007.

(N)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2008.

(O)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 13, 2008.

(P)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 12, 2008.

(Q)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 2, 2009.

(R)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 24, 2009.

(S)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2009.

(T)	Incorporated by reference to the Proxy Statement of Rockwood Holdings, Inc. for the 2009 Annual Meeting.

(U)	Incorporated by reference to the Company’s Annual Report on Form 10-K of Rockwood Holdings, Inc. filed on February 26, 2010.

(V)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2010.

(W)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2010.

(X)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2010.

(Y)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2010.

(Z)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 2, 2010.