Form 10-Q
period 2011-03-31
ROCKWOOD SPECIALTIES GROUP INC
filed 2011-05-12
CIK 1261302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The Registrant’s common stock, par value $0.01 per share, is not publically traded. As of May 9, 2011, there were 1,910 outstanding shares of common stock of the Registrant, all of which is held by its parent company Rockwood Specialties International, Inc.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2011	2010
Net sales	$914.0	$778.4
Cost of products sold	592.9	522.5
Gross profit	321.1	255.9
Selling, general and administrative expenses	180.6	164.9
Restructuring and other severance costs	1.0	0.4
Asset write-downs and other	0.1	1.8
Operating income	139.4	88.8
Other expenses, net:
Interest expense, net (a)	(23.0)	(41.8)
Loss on early extinguishment/modification of debt	(16.2)	—
Foreign exchange gain on financing activities, net	2.0	0.3
Other, net	—	0.5
Other expenses, net	(37.2)	(41.0)
Income from continuing operations before taxes	102.2	47.8
Income tax provision	28.8	15.7
Income from continuing operations	73.4	32.1
Income from discontinued operations, net of tax	0.2	4.6
Gain on sale of discontinued operations, net of tax	114.5	—
Net income	188.1	36.7
Net (income) loss attributable to noncontrolling interest	(10.1)	0.2
Net income attributable to Rockwood Specialties Group, Inc.	$178.0	$36.9

Amounts attributable to Rockwood Specialties Group, Inc.:
Income from continuing operations	$63.3	$32.3
Income from discontinued operations	114.7	4.6
Net income	$178.0	$36.9

(a) Interest expense, net includes:
Interest expense on debt, net	$(28.0)	$(42.3)
Mark-to-market gains on interest rate swaps	6.3	2.1
Deferred financing costs	(1.3)	(1.6)
Total	$(23.0)	$(41.8)

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$187.7	$303.2
Accounts receivable, net	540.4	436.8
Inventories	576.8	541.8
Deferred income taxes	22.5	82.7
Prepaid expenses and other current assets	67.3	79.1
Assets of discontinued operations	—	154.1
Total current assets	1,394.7	1,597.7
Property, plant and equipment, net	1,622.4	1,566.9
Goodwill	927.5	877.1
Other intangible assets, net	594.1	587.6
Deferred debt issuance costs, net of accumulated amortization of $16.2 and $15.7, respectively	18.8	17.2
Deferred income taxes	18.6	18.3
Other assets	44.9	38.5
Total assets	$4,621.0	$4,703.3
LIABILITIES
Current liabilities:
Accounts payable	$237.1	$249.6
Income taxes payable	38.8	20.2
Accrued compensation	152.9	165.2
Accrued expenses and other current liabilities	225.6	208.1
Deferred income taxes	2.7	2.6
Long-term debt, current portion	60.2	465.7
Liabilities of discontinued operations	—	27.6
Total current liabilities	717.3	1,139.0
Long-term debt	1,728.0	1,695.3
Pension and related liabilities	423.1	399.6
Deferred income taxes	99.9	77.9
Other liabilities	108.9	102.5
Total liabilities	3,077.2	3,414.3
EQUITY
Rockwood Specialties Group, Inc. stockholder’s equity:
Common stock ($0.01 par value, 5,000 shares authorized, 1,910 shares issued and outstanding)	—	—
Paid-in capital	1,044.0	1,044.0
Accumulated other comprehensive income	194.5	135.7
Accumulated deficit	(2.1)	(180.1)
Total Rockwood Specialties Group, Inc. stockholder’s equity	1,236.4	999.6
Noncontrolling interest	307.4	289.4
Total equity	1,543.8	1,289.0
Total liabilities and equity	$4,621.0	$4,703.3

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three months ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$188.1	$36.7
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(0.2)	(4.6)
Gain on sale of discontinued operations, net of tax	(114.5)	—
Depreciation and amortization	65.4	65.2
Deferred financing costs amortization	1.3	1.6
Loss on early extinguishment/modification of debt	16.2	—
Foreign exchange gain on financing activities, net	(2.0)	(0.3)
Fair value adjustment of derivatives	(6.3)	(2.1)
Bad debt provision	0.2	(0.5)
Stock-based compensation	2.9	2.6
Deferred income taxes	5.7	4.3
Asset write-downs and other	0.1	1.8
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(84.4)	(55.9)
Inventories	(14.5)	(10.2)
Prepaid expenses and other assets	11.9	(1.6)
Accounts payable	(7.4)	(14.3)
Income taxes payable	17.1	2.7
Accrued expenses and other liabilities	(14.0)	41.8
Net cash provided by operating activities of continuing operations	65.6	67.2
Net cash (used in) provided by operating activities of discontinued operations	(1.8)	1.7
Net cash provided by operating activities	63.8	68.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees and payments for prior acquisitions, net of cash acquired	—	(1.2)
Capital expenditures	(54.2)	(34.3)
Proceeds on sale of assets	0.2	0.1
Net cash used in investing activities of continuing operations	(54.0)	(35.4)
Net cash provided by (used in) investing activities of discontinued operations, representing net sale proceeds in 2011	305.7	(0.9)
Net cash provided by (used in) investing activities	251.7	(36.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Titanium Dioxide Pigments revolving credit facility	—	(14.3)
Prepayment of senior secured debt	(408.9)	—
Repayment of senior secured debt	(7.0)	(12.9)
Payments on other long-term debt	(0.6)	(1.1)
Loan repayment to Viance noncontrolling shareholder	(2.0)	—
Deferred financing costs	(5.3)	(0.3)
Fees related to early extinguishment/modification of debt	(12.1)	—
Distribution to noncontrolling shareholder	(0.5)	—
Net cash used in financing activities	(436.4)	(28.6)
Effect of exchange rate changes on cash and cash equivalents	(11.2)	4.9
Net (decrease) increase in cash and cash equivalents	(132.1)	8.9
Less net (decrease) increase in cash and cash equivalents from discontinued operations	(16.6)	0.8
(Decrease) increase in cash and cash equivalents from continuing operations	(115.5)	8.1
Cash and cash equivalents of continuing operations, beginning of period	303.2	286.2
Cash and cash equivalents of continuing operations, end of period	$187.7	$294.3

Supplemental disclosures of cash flow information:
Interest paid	$28.5	$31.8
Income taxes paid, net of refunds	5.9	8.6
Non-cash investing and financing activities:
Acquisition of capital equipment	14.6	8.2
Fees related to early extinguishment/modification of debt	1.0	—

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in millions)

(Unaudited)

	2011			2010
	Rockwood			Rockwood
	Specialties			Specialties
	Group, Inc.			Group, Inc.
	Stockholder’s	Noncontrolling	Total	Stockholder’s	Noncontrolling	Total
	Equity	Interest	Equity	Equity	Interest	Equity

Balance at January 1	$999.6	$289.4	$1,289.0	$832.0	$290.0	$1,122.0

Net income (loss)	178.0	10.1	188.1	36.9	(0.2)	36.7
Other comprehensive income (loss), net of tax	58.8	0.6	59.4	(64.8)	—	(64.8)
Comprehensive loss	236.8	10.7	247.5	(27.9)	(0.2)	(28.1)
Distribution to noncontrolling shareholder	—	(0.5)	(0.5)	—	—	—
Foreign currency translation	—	7.8	7.8	—	(7.2)	(7.2)
Balance at March 31	$1,236.4	$307.4	$1,543.8	$804.1	$282.6	$1,086.7

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

Basis of Presentation— The accompanying condensed financial statements of Rockwood are presented on a consolidated basis. All intercompany accounts and transactions have been eliminated in consolidation.

The interim condensed consolidated financial statements included herein are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. The condensed consolidated financial statements are presented based upon accounting principles generally accepted in the United States of America (“U.S. GAAP”), except that certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s 2010 Form 10-K. In the opinion of management, this information contains all adjustments necessary, consisting of normal and recurring accruals, for a fair presentation of the results for the periods presented.

The Company’s noncontrolling interest represents the total of the noncontrolling party’s interest in certain investments (principally the Titanium Dioxide Pigments venture and the Viance, LLC timber treatment joint venture) that are consolidated but less than 100% owned.

The Company’s condensed consolidated financial statements have been reclassified to reflect discontinued operations for all periods presented as a result of the sale of the plastic compounding business in January 2011. See Note 3, “Discontinued Operations,” for further details.

Unless otherwise noted, all balance sheet-related items which are denominated in Euros are translated at the March 31, 2011 exchange rate of €1.00 = $1.4158.

Stock-Based Compensation— Under the 2008 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (the “Plan”) Holdings granted stock options, restricted stock and other stock-based awards to the Company’s employees and directors and allowed employees and directors to purchase shares of its common stock. However, Holdings no longer issues equity awards under this Plan. In April 2009, Holdings adopted the 2009 Stock Incentive Plan (the “New Plan”; together with the Plan, the “Plans”), which has 11,000,000 authorized shares. All equity awards granted after this date will be awarded under the New Plan.

The aggregate compensation cost for stock options, restricted stock units and Holdings’ Board of Director stock grants recorded under the Plans caused income from continuing operations before taxes to decrease by $2.9 million and $2.6 million for the three months ended March 31, 2011 and 2010, respectively. The total tax benefit recognized related to stock options was $0.2 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

In December 2010, Holdings approved 263,055 market-based restricted stock unit awards to its management and key employees which will vest on January 1, 2014 as long as the employee continues to be employed by the Company on this date and upon the achievement of certain performance targets approved by the Holdings’ Compensation Committee. In January 2011, the performance targets that formed the basis for vesting of these restricted stock units were set. As a result, the Company recognized compensation cost beginning in January 2011. A portion of the share units vest based on the percentage change in the price of the Holdings’ common stock over the award period January 1, 2011 to December 31, 2013. The remaining portion vest based upon Holdings’ total shareholder return as compared to the total shareholder return for the Dow Jones U.S. Chemical Index for the period January 1, 2011 to December 31, 2013.

Recent Accounting Standards—The following represents the impact of recently issued accounting standards:

In October 2009, the FASB issued an accounting update that addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. In addition, the amendments in this update significantly expand the disclosures related to a vendor’s multiple-deliverable arrangements. This update is effective for the Company in its first quarter beginning January 1, 2011. This update did not have a material impact on the Company’s financial statements.

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

Comprehensive income (loss) is summarized as follows:

	Three months ended
	March 31,
($ in millions)	2011	2010
Net income	$188.1	$36.7
Pension related adjustments, net of tax	(1.7)	2.0
Foreign currency translation (a)	23.5	(28.3)
Intercompany foreign currency loans	45.2	(46.9)
Net investment hedges, net of tax	(9.9)	8.4
Foreign exchange contracts, net of tax	2.3	—
Comprehensive income (loss)	247.5	(28.1)
Comprehensive (income) loss attributable to noncontrolling interest	(10.7)	0.2
Comprehensive income (loss) attributable to Rockwood Specialties Group, Inc.	$236.8	$(27.9)

(a)                Includes $10.1 million reclassified to net income in the three months ended March 31, 2011 related to the sale of the plastic compounding business in January 2011.

3.  DISCONTINUED OPERATIONS:

On January 7, 2011, the Company completed the sale of its plastic compounding business. As of December 31, 2010, this business met the criteria for being reported as a discontinued operation. The plastic compounding business, which manufactured specialty plastic compounds for the wire and cable industry, medical applications and other uses, comprised substantially all of the assets of the Company’s former Specialty Compounds segment. The Company’s financial statements have been reclassified to reflect the plastic compounding business as discontinued operations for all periods presented.

Operating results of the discontinued operations of the plastic compounding business for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
($ in millions)	2011	2010
Net sales	$3.9	$55.5
Cost of products sold	3.4	44.7
Gross profit	0.5	10.8
Selling, general and administrative expenses	0.3	4.4
Gain on sale of business	(197.2)	—
Income before taxes	197.4	6.4
Income tax provision	82.7	1.8
Net income	$114.7	$4.6

Net income for the three months ended March 31, 2011 includes the net gain on the sale of the plastic compounding business of $114.5 million (net of taxes of $82.7 million, a portion of which will be offset through the utilization of net operating losses of $76.5 million). The valuation allowance related to these net operating losses was reversed in the fourth quarter of 2010 as a benefit to income taxes in continuing operations. In addition, net income includes $0.2 million and $4.6 million for the three months ended

March 31, 2011 and 2010, respectively, from operating the plastic compounding business that was sold on January 7, 2011.

The carrying value of the assets and liabilities of the plastic compounding business included as discontinued operations in the Condensed Consolidated Balance Sheets as of December 31, 2010 are as follows:

($ in millions)
ASSETS
Cash and cash equivalents	$16.6
Accounts receivable, net	32.9
Inventories	18.0
Property, plant and equipment, net	63.0
Other intangible assets, net	16.2
Other assets	7.4
Total assets	$154.1
LIABILITIES
Accounts payable	$25.1
Accrued compensation	1.8
Accrued expenses and other current liabilities	0.7
Total liabilities	$27.6

4.  SEGMENT INFORMATION:

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

Summarized financial information for each of the reportable segments is provided in the following table:

			Titanium
	Specialty	Performance	Dioxide	Advanced	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	and other	Consolidated
Three months ended March 31, 2011
Net sales	$333.3	$192.8	$226.6	$154.1	$7.2	$914.0
Total Adjusted EBITDA	86.9	34.9	54.7	48.3	(18.2)	206.6	(a)
Three months ended March 31, 2010
Net sales	$289.6	$177.2	$181.1	$124.7	$5.8	$778.4
Total Adjusted EBITDA	73.8	29.5	30.7	37.0	(14.1)	156.9	(a)

			Titanium
	Specialty	Performance	Dioxide	Advanced	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	and other	Eliminations (b)	Consolidated (c)
Identifiable assets as of:
March 31, 2011	$2,218.9	$766.4	$981.3	$894.6	$179.3	$(419.5)	$4,621.0
December 31, 2010	2,107.7	759.4	897.4	828.8	376.2	(420.3)	4,549.2

(a)                This amount does not include $0.2 million and $8.1 million for the three months ended March 31, 2011 and 2010, respectively, of Adjusted EBITDA from discontinued operations of the former plastic compounding business which was sold on January 7, 2011.

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

(c)                This amount does not include $154.1 million of identifiable assets as of December 31, 2010 from the plastic compounding business sold on January 7, 2011. Total identifiable assets including these amounts were $4,703.3 million as of December 31, 2010.

Geographic information regarding net sales based on seller’s location and long-lived assets are described in Note 3, “Segment Information,” in the Company’s 2010 Form 10-K.

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

			Titanium
	Specialty	Performance	Dioxide	Advanced	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	and other	Consolidated
Three months ended March 31, 2011
Income (loss) from continuing operations before taxes	$49.0	$15.1	$38.7	$24.8	$(25.4)	$102.2
Interest expense, net (a)	9.6	2.5	(1.1)	6.2	5.8	23.0
Depreciation and amortization	19.4	14.2	17.1	13.4	1.3	65.4
Restructuring and other severance costs	0.9	0.1	—	—	—	1.0
Systems/organization establishment expenses	0.1	0.2	—	—	—	0.3
Acquisition and disposal costs	0.1	—	—	—	—	0.1
Loss on early extinguishment/modification of debt	7.7	1.7	—	4.0	2.8	16.2
Asset write-downs and other	0.1	—	—	—	—	0.1
Foreign exchange (gain) loss on financing activities, net	(0.1)	1.0	—	(0.1)	(2.8)	(2.0)
Other	0.1	0.1	—	—	0.1	0.3
Total Adjusted EBITDA (b)	$86.9	$34.9	$54.7	$48.3	$(18.2)	$206.6
Three months ended March 31, 2010
Income (loss) from continuing operations before taxes	$39.8	$4.6	$8.2	$16.7	$(21.5)	$47.8
Interest expense, net (a)	16.4	7.7	4.6	8.2	4.9	41.8
Depreciation and amortization	18.6	14.7	17.7	12.6	1.6	65.2
Restructuring and other severance costs	0.1	0.2	—	—	0.1	0.4
Systems/organization establishment expenses	0.4	0.2	0.2	0.1	—	0.9
Acquisition and disposal costs	0.1	—	—	—	0.1	0.2
Asset write-downs and other	—	1.8	—	—	—	1.8
Foreign exchange (gain) loss on financing activities, net	(1.0)	0.1	—	(0.6)	1.2	(0.3)
Other	(0.6)	0.2	—	—	(0.5)	(0.9)
Total Adjusted EBITDA (b)	$73.8	$29.5	$30.7	$37.0	$(14.1)	$156.9

(a)                Includes gains of $6.3 million and $2.1 million for the three months ended March 31, 2011 and 2010, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency swaps.

(b)               This amount does not include $0.2 million and $8.1 million for the three months ended March 31, 2011 and 2010, respectively, of Adjusted EBITDA from discontinued operations of the former plastic compounding business which was sold on January 7, 2011.

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

Items excluded from Adjusted EBITDA

Certain items are added to or subtracted from income (loss) from continuing operations before taxes to derive Adjusted EBITDA, as defined below. These items include the following:

•                  Restructuring and other severance costs:  Restructuring and other severance costs of $1.0 million and $0.4 million were recorded in the three months ended March 31, 2011 and 2010, respectively. See Note 15, “Restructuring and Other Severance Costs,” for further details.

•                  Systems/organization establishment expenses: For the three months ended March 31, 2011, expenses of $0.3 million were recorded primarily related to costs incurred in conjunction with a business acquired in the Performance Additives segment. For the three months ended March 31, 2010, expenses of $0.9 million were recorded primarily related to costs incurred in conjunction with reorganizing certain business functions within the Specialty Chemicals segment and the integration of the Titanium Dioxide Pigments venture completed in September 2008.

•                  Loss on early extinguishment/modification of debt:  For the three months ended March 31, 2011, the Company recorded a charge of $16.2 million comprised of related fees of $13.1 million and the write-off of deferred financing costs of $3.1 million in connection with the refinancing of the senior secured credit facility and the repayment of the senior secured term loans in February 2011.

•                  Asset write-downs and other: The Company recorded $0.1 million and $1.8 million in the three months ended March 31, 2011 and 2010, respectively, related to asset write-downs and other. The asset write-downs and other of $1.8 million recorded for the three months ended March 31, 2010 related to the elimination of a duplicate manufacturing facility in the Performance Additives segment.

•                  Foreign exchange (gain) loss, net:  For the three months ended March 31, 2011, foreign exchange gains of $2.0 million were recorded due to the impact of the weaker Euro as of March 31, 2011 versus December 31, 2010, in connection with non-operating Euro-denominated transactions.

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

5.  VARIABLE INTEREST ENTITIES:

Viance LLC Joint Venture

In January 2007, Chemical Specialties, Inc. (“CSI”), a wholly-owned subsidiary of the Company within the Timber Treatment Chemicals business of the Performance Additives segment, and Rohm and Haas Company (a subsidiary of The Dow Chemical Company) completed the formation of Viance, LLC (“Viance”), a joint venture that provides an extensive range of advanced wood treatment technologies and services to the global wood treatment industry. The Company has concluded that Rockwood is the primary beneficiary of Viance and as such has consolidated the joint venture and reported Rohm and Haas’ interest as noncontrolling interest. This conclusion was made as Rockwood has the obligation to absorb losses of Viance that could potentially be significant to Viance and/or the right to receive benefits from Viance that could potentially be significant to Viance. In addition, CSI has the power to direct the activities of Viance that most significantly impact Viance’s performance, as Viance does not own manufacturing facilities. As a result, Viance primarily relies on CSI to provide product and distribution requirements through a supply agreement.

At March 31, 2011 and December 31, 2010, no consolidated assets of the Company were pledged as collateral for any joint venture obligations and the general creditors of the joint venture had no recourse against the Company. The partners have provided $4.0 million of short-term financing to the venture. However, this financing is not subordinated and management believes that such financing could have been readily obtained externally. All intercompany accounts, balances and transactions have been eliminated. Viance’s assets can only be used to settle direct obligations of Viance.

The carrying values of the assets and liabilities of the Viance joint venture included in the Condensed Consolidated Balance Sheets are as follows:

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$10.0	$6.6
Accounts receivable, net	8.7	7.1
Inventories	1.3	0.8
Prepaid expenses and other current assets	3.3	9.8
Total current assets	23.3	24.3
Property, plant and equipment, net	1.7	1.9
Other intangible assets, net	70.0	71.6
Other assets	1.7	1.7
Total assets	$96.7	$99.5
LIABILITIES
Current liabilities:
Accounts payable	$0.9	$0.9
Income taxes payable	0.1	0.1
Accrued compensation	1.0	1.1
Accrued expenses and other current liabilities	5.2	6.1
Long-term debt, current portion	—	2.0
Total current liabilities	7.2	10.2
Deferred income taxes	0.1	0.1
Other liabilities	0.9	0.9
Total liabilities	$8.2	$11.2

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

In conjunction with this venture, there is a power plant that is legally owned and operated by a Finnish power cooperative (“PVO”). Kemira is a cooperative participant and has an indirect interest in the power plant via ownership of a special share class. The venture utilizes the majority of power supplied. This power plant was determined to be a VIE as the equity holders of the power plant as a group (including Kemira) lack the ability to influence decision making since PVO effectively controls the power plant. It was determined that Rockwood and Kemira jointly form the primary beneficiary of the power plant. The venture has a long-term agreement expiring in August 2018 to purchase steam and electricity (“energy”) from Kemira. Due to the terms of this agreement under which Kemira has the risks and benefits of the majority of the expected life of the power plant, the Company concluded that Kemira is the party most closely associated with the venture and therefore is the primary beneficiary within the related party group. Accordingly, the Company does not consolidate the power plant. The venture purchased $10.9 million and $9.9 million of energy from Kemira in the three months ended March 31, 2011 and 2010, respectively. Minimum annual payments under the energy agreement are approximately $17.0 million. In connection with this energy arrangement, the venture has approximately $30.3 million

(including a contractual advance of $16.0 million made in 2009) of non-interest bearing notes receivable from Kemira that are due in August 2028. The carrying value of the notes receivable were $5.8 million at March 31, 2011. Interest is imputed at an effective rate of 8.96%. The fair value of the note receivable is approximately $10 million at March 31, 2011. Apart from routine payables to Kemira or PVO in connection with this agreement, no results or balances of the power plant are reflected in the Company’s Condensed Consolidated Financial Statements.

Other

Rockwood’s Specialty Chemicals segment has several unconsolidated ventures. Two of these ventures do not fit the criteria for classification as a VIE as they are financially self-sustaining, “50/50” ventures both as to control and economics. Other ventures manufacture and market products in China and an additional venture is a service provider at a key manufacturing facility. As the parties share risks and benefits disproportionate to their voting interests, the Company has concluded that these ventures are VIEs. However, the Company has also concluded that it should not consolidate these VIEs as it is not the primary beneficiary. The Company does not have the power and/or ability to direct the activities most affecting venture performance due to governance structure and significant expertise provided and/or functions performed by its venture partners. As of March 31, 2011 and December 31, 2010, Rockwood’s aggregate net investment in these ventures was $16.5 million and $14.1 million, respectively. This investment is classified as “Other assets” in the Condensed Consolidated Balance Sheet and represents Rockwood’s approximate exposure to losses on these investments. Rockwood does not guarantee debt for or have other financial support obligations to these ventures.

6.  DERIVATIVES:

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. The Company manages its exposure to these market risks through regular operating and financing activities and, from time to time, through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes.

Interest Rate Risk

After hedging, the Company had $858.9 million (the majority of which was subject to a Libor floor of 1.00%) and $908.9 million of variable rate debt outstanding as of March 31, 2011 and December 31, 2010, respectively. Any borrowings under the senior secured revolving credit facility and the Titanium Dioxide Pigments venture revolving credit facility are at a variable rate. As of March 31, 2011, there were no outstanding borrowings under the senior secured revolving credit facility or the Titanium Dioxide Pigments venture revolving credit facility. Although we are not required under the terms of any of our long-term debt facilities to hedge, or otherwise protect against interest rate fluctuation in our variable rate debt, we have entered into interest rate swaps to manage our exposure to changes in interest rates related to variable-rate debt. As of March 31, 2011, these contracts cover notional amounts of €220.0 million (at interest rates of 1.40%) and were originally entered into to effectively convert all of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. These contracts will mature in June 2013. As of December 31, 2010, these contracts cover notional amounts of €488.8 million (at interest rates ranging from 1.40% to 4.416%) and were originally entered into to effectively convert a portion of the senior secured credit obligations and all of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. The Company has not applied hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in its Condensed Consolidated Statements of Operations. The Company may in the future consider adjusting the amounts covered by these derivative contracts to better suit its capital structure. The Company may allow all or a portion of these swaps to lapse, enter into replacement swaps or settle these swaps prior to expiration. In February 2011, an interest rate swap with a notional amount of €262.9 million ($354.6 million based on the exchange rate in effect on the date of the payment) was terminated resulting in a payment of €10.8 million ($14.6 million based on the exchange rate in effect on the date of the payment).

Foreign Currency Risk

In October 2010, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on cash flows on certain forecasted sales denominated in a currency other than the functional currency of a legal entity in its Specialty Chemicals segment. These foreign currency forward contracts hedge the exposure to movements in foreign exchange rates for forecasted transactions for twelve months, and expire in December 2011. As of March 31, 2011 and December 31, 2010, the Company had notional amounts outstanding for these foreign currency forward contracts of $9.4 million and $12.5 million, respectively. The instruments are designated as foreign exchange cash flow hedges and are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction.

In January 2011, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on cash flows on certain forecasted sales denominated in a currency other than the functional currency of the Titanium Dioxide Pigments segment. These foreign currency forward contracts hedge the exposure to movements in foreign exchange rates for forecasted transactions for twelve months and expire in December 2011. As of March 31, 2011, the Company had notional amounts outstanding for these foreign currency forward contracts of $27.0 million. The instruments are designated as foreign exchange cash flow hedges and are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction.

The Company designated a portion of its Euro-denominated debt that is recorded on its U.S. books as a net investment hedge of its Euro-denominated investments (Euro debt of €85.5 million at March 31, 2011; $121.1 million). As a result, any foreign currency gains and losses resulting from the Euro-denominated debt discussed above are accounted for as a component of accumulated other comprehensive income.

The following table provides the fair value and balance sheet location of the Company's derivative instruments as of March 31, 2011 and December 31, 2010:

		Asset Derivatives		Liability Derivatives
		Fair Value as of		Fair Value as of
		March 31,	December 31,	March 31,	December 31,
($ in millions)	Balance Sheet Location	2011	2010	2011	2010
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$2.6	$—	$—	$—
	Accrued expenses and other current liabilities	—	—	—	0.5
Total derivatives designated as hedging instruments		$2.6	$—	$—	$0.5

Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	Prepaid expenses and other current assets	$0.2	$—	$—	$—
	Other assets	3.1	—	—	—
	Accrued expenses and other current liabilities	—	—	—	18.6
	Other liabilities	—	—	—	0.9
Total derivatives not designated as hedging instruments		$3.3	$—	$—	$19.5
Total derivatives		$5.9	$—	$—	$20.0

The following table provides the gains and losses reported in “Other Comprehensive Income” (“OCI”) within Equity for the three months ended March 31, 2011 and 2010:

	Amount of Gain or (Loss) Recognized in
	OCI on Derivatives and Other Financial
	Instruments (Effective Portion)
	Three months ended March 31,
($ in millions)	2011	2010
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$3.0	$—

Net Investment Hedging Relationships:
Euro-denominated debt	$(9.9)	$8.4

For the three months ended March 31, 2011, gains of $0.3 million were reclassified from accumulated other comprehensive income into income. There were no gains or losses reclassified from accumulated other comprehensive income into income for the three months ended March 31, 2010.

The following table provides the gains reported in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010:

	Amount of Gain
	Recognized in Income on Derivatives		Location of Gain
	Three months ended March 31,		Recognized in Income on
($ in millions)	2011	2010	Derivatives
Derivatives Not Designated as Hedging Instruments:
Interest rate contracts	$6.3	$1.0	Interest expense
Cross-currency interest rate swaps	—	1.1	Interest expense
Total derivatives	$6.3	$2.1

7.  FAIR VALUE MEASUREMENTS:

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of March 31, 2011 and December 31, 2010, the assets and liabilities measured at fair value on a recurring basis are derivatives and marketable securities. In addition, the Company measures its pension plan assets at fair value (see Note 15, “Employee Benefit Plans” in the Company’s 2010 Form 10-K for further details). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Level 3 —    Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any financial assets or liabilities that are classified as Level 3 inputs as of March 31, 2011 and December 31, 2010.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of March 31, 2011 and December 31, 2010:

	As of	Fair Value Measurements
($ in millions)	March 31, 2011	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$9.3	$9.3	$—	$—
Interest rate swaps (b)	3.3	—	3.3	—
Foreign exchange contracts (b)	2.6	—	2.6	—
Total assets at fair value	$15.2	$9.3	$5.9	$—

	As of	Fair Value Measurements
($ in millions)	December 31, 2010	Level 1	Level 2	Level 3
Assets
Marketable securities (a)	$154.5	$154.5	$—	$—
Total assets at fair value	$154.5	$154.5	$—	$—

Liabilities
Interest rate swaps (b)	$19.5	$—	$19.5	$—
Foreign exchange contracts (b)	0.5	—	0.5	—
Total liabilities at fair value	$20.0	$—	$20.0	$—

(a)              These primarily represent money market funds with an original maturity of three months or less.

(b)              See Note 6, “Derivatives,” for further details of the Company’s derivative instruments.

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

Counter-party risk—The Company manages counter-party risk by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of March 31, 2011 and December 31, 2010 based on market participant assumptions. In addition, based on the credit evaluation of each counter-party institution to its derivative assets as of March 31, 2011 and December 31, 2010, the Company believes the carrying values to be fully realizable.

Debt—The Company estimates that its debt under the senior secured credit facilities and Titanium Dioxide Pigments venture facility agreement, based on current interest rates and terms, approximates fair value. Based on quoted market values at March 31, 2011 and December 31, 2010, the Company estimates the fair value of its 2014 Notes approximated $567.1 million and $547.6 million, respectively. As of March 31, 2011 and December 31, 2010, the principal carrying amount of the 2014 Notes was $554.1 million and $534.7 million, respectively.

Cash and Cash Equivalents—All highly liquid instruments and money market funds with an original maturity of three months or less are considered to be cash equivalents. The carrying amount approximates fair value because of the short maturities of these instruments.

8.  INVENTORIES:

Inventories are comprised of the following:

	March 31,	December 31,
($ in millions)	2011	2010
Raw materials	$176.7	$181.6
Work-in-process	88.4	79.9
Finished goods	304.2	272.6
Packaging materials	7.5	7.7
Total	$576.8	$541.8

9.  GOODWILL:

Below are goodwill balances and activity by segment:

	Specialty	Advanced
($ in millions)	Chemicals	Ceramics	Total
Balance, December 31, 2010	$618.5	$258.6	$877.1
Foreign exchange	35.0	15.4	50.4
Balance, March 31, 2011	$653.5	$274.0	$927.5

10.  OTHER INTANGIBLE ASSETS, NET:

Other intangible assets, net consist of:

	As of March 31, 2011			As of December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$386.3	$(168.8)	$217.5	$369.5	$(154.2)	$215.3
Trade names and trademarks	138.2	(40.5)	97.7	131.4	(37.2)	94.2
Customer relationships	373.8	(153.3)	220.5	360.4	(140.4)	220.0
Supply agreements	62.4	(19.6)	42.8	60.4	(17.6)	42.8
Other	49.4	(33.8)	15.6	45.8	(30.5)	15.3
Total	$1,010.1	$(416.0)	$594.1	$967.5	$(379.9)	$587.6

Amortization of other intangible assets was $19.3 million and $20.0 million for the three months ended March 31, 2011 and 2010, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ending	Expense
2011	$81.1
2012	77.7
2013	74.5
2014	67.8
2015	61.6

11.  LONG-TERM DEBT:

Long-term debt and loans payable are summarized as follows:

	March 31,	December 31,
($ and € in millions)	2011	2010
Senior secured credit facilities - term loans	$850.0	$1,260.0
2014 Notes (€250.1 and $200.0 as of March 31, 2011 and December 31, 2010)	554.1	534.7
Titanium Dioxide Pigments venture term loans (€220.0)	311.5	294.4
Capitalized lease obligations (€28.9 and €29.4, respectively)	41.0	39.4
Other loans	31.6	32.5
	1,788.2	2,161.0
Less current maturities	(60.2)	(465.7)
	$1,728.0	$1,695.3

On February 10, 2011, the Company completed a refinancing of its senior secured credit facility and entered into a new senior secured credit agreement comprised of an $850.0 million term loan and a $180.0 million revolving credit facility, and repaid $408.9 million of existing term loans. In connection with this transaction, the Company recorded a charge of $16.2 million in the first quarter of 2011 comprised of related fees of $13.1 million and the write-off of deferred financing costs of $3.1 million.

12.  INCOME TAXES:

The effective tax rate for the three months ended March 31, 2011 and 2010 was 28.2% and 32.8%, respectively. The income tax rate for the three months ended March 31, 2011 was favorably impacted by a beneficial foreign earnings mix. For the three months ended March 31, 2010, the Company had domestic losses that were not tax benefited due to the recording of additional valuation allowances offset by a beneficial foreign earnings mix.

For the three months ended March 31, 2011, the Company decreased its worldwide valuation allowances by $2.8 million. The following table reflects the activity in the valuation allowance for worldwide net operating losses and other deferred income tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2010	$81.4
Decrease as reflected in income tax expense	2.5
Other (a)	(5.3)
Balance as of March 31, 2011	$78.6

(a)                Primarily related to discontinued operations and the mark-to-market of the Company’s Euro-denominated debt.

In the three months ended March 31, 2011, based on the Company’s policy and review of available information, including the Company’s steady-state analysis, it was determined that there was not sufficient positive evidence of future taxable income to release the U.S. federal valuation allowance that has been recorded. During the three months ended March 31, 2011, the Company’s net U.S. federal deferred tax assets and liabilities were maintained at a zero level, other than a noncurrent deferred tax liability relating to goodwill with an indefinite reversal period.

Unrecognized tax benefits at March 31, 2011 were $26.4 million, all of which if recognized, would impact the effective tax rate. The Company had accrued $8.9 million for interest and penalties as of March 31, 2011. The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision.

The Company is currently under audit in certain jurisdictions and during the next twelve months, it is reasonably possible that resolution of these audits could result in a benefit of up to $3.1 million or a cost of up to $5.2 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company’s tax filings in the Company’s major jurisdictions are open to investigation by tax authorities; in the U.S. from 2006, in the U.K. from 2008 and in Germany from 2005.

13.  EMPLOYEE BENEFIT PLANS:

The Company’s overall unfunded position in its defined benefit plans as of March 31, 2011 is $440.2 million and the funded status of our plans is 38%. However, 82% of the Company’s unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $78.0 million, and the funded status is 77%. The funding of the Company’s pension plans was in compliance with local requirements as of March 31, 2011. Almost all of the Company’s pension obligations are long-term in nature. The Company’s annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded its pension expense. Such cash outflows were less than pension expense in 2010 and the three months ended March 31, 2011. The measurement of our pension obligations and plan assets is dependent on a variety of actuarial assumptions and is performed annually. Therefore, the funded status as of December 31, 2011 could differ significantly.

The following table represents the net periodic benefit costs and related components:

	Three months ended
	March 31,
($ in millions)	2011	2010
Service cost	$2.2	$2.0
Interest cost	8.3	8.6
Expected return on assets	(4.2)	(3.8)
Amortization of actuarial losses	0.6	0.6
Amortization of prior service cost	0.2	0.2
Total pension cost	$7.1	$7.6

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

For the three months ended March 31, 2011, the Company recorded $1.0 million of restructuring charges, primarily related to severance costs and facility closure costs in connection with the future consolidation of its North American Surface Treatment business in the Specialty Chemicals segment.

For the three months ended March 31, 2010, the Company expensed $0.1 million of restructuring charges. “Restructuring and other severance costs” in the Condensed Consolidated Statements of Operations also included other severance-related costs of $0.3 million for the three months ended March 31, 2010 related to headcount reductions undertaken throughout the Company.

All restructuring actions still in progress as of March 31, 2011 are expected to be substantially complete by the end of 2011, except for the North American Surface Treatment restructuring action described above. However, payouts of certain liabilities resulting from these actions will take place over several years. In particular, as of March 31, 2011, restructuring liabilities of $5.5 million includes $1.8 million in the Corporate and other segment related to an unexpired lease in connection with the 2006 restructuring of the Wafer Reclaim business. Management believes that the majority of the remaining $3.7 million obligation will be utilized in 2011. Selected information for outstanding liabilities from recent restructuring actions is as follows:

	Severance/	Facility
($ in millions)	Relocation	Closure	Total
Liability balance, December 31, 2010	$2.7	$2.1	$4.8
Restructuring charge in 2011	0.5	0.5	1.0
Restructuring charge in 2011 - Discontinued operations	0.6	—	0.6
Utilized	(0.8)	(0.3)	(1.1)
Foreign exchange and other	0.1	0.1	0.2
Liability balance, March 31, 2011	$3.1	$2.4	$5.5

Restructuring reserves by segment are as follows:

	March 31,	December 31,
($ in millions)	2011	2010
Specialty Chemicals	$2.7	$2.2
Performance Additives	0.2	0.2
Advanced Ceramics	0.5	0.5
Corporate and other	2.1	1.9
	$5.5	$4.8

15.      COMMITMENTS AND CONTINGENCIES:

Legal Proceedings—The Company is involved in various legal proceedings, including commercial, intellectual property, product liability, regulatory and environmental matters of a nature considered normal to its business. The Company accrues for amounts related to these matters if it is probable that a liability has been incurred and an amount can be reasonably estimated. The Company discloses such matters when there is at least a reasonable possibility that a material loss may have been incurred.

Advertising Matter

On March 3, 2009, Osmose, Inc. (“OI”) filed an action against Viance, the joint venture in the Timber Treatment Chemicals business, Rockwood Holdings, Inc., and certain individuals, in the U.S. District Court, Northern District of Georgia, claiming that recent advertisements by Viance comparing its ACQ product and OI’s MCQ product were false and misleading in violation of the Lanham Act, constituted unfair competition, violated the Georgia Deceptive Trade Practices Act, were defamatory and that Viance tortiously interfered with OI’s business relationships. OI is seeking damages, including their attorney’s fees and costs and punitive damages. OI also sought a temporary restraining order (“TRO”) and a preliminary injunction prohibiting Viance from continuing to make certain claims in advertisements related to their MCQ product. On March 20, 2009, the district court granted Osmose’s motion for a TRO. Viance raised certain counterclaims related to OI’s advertisements and both parties’ claims were heard. In September 2009, the district court issued a preliminary injunction prohibiting Viance from making certain claims related to MCQ in its advertisements and denied Viance’s request for a preliminary injunction related to certain claims in Osmose’s advertisements, which Viance subsequently appealed. The U.S. Court of Appeals, Eleventh Circuit heard oral arguments on May 20, 2010 and rendered its decision on July 30, 2010 remanding in part, affirming in part, and vacating in part the preliminary injunction. The trial court entered an order revising the preliminary injunction and an order lifting the stay and commencing discovery. In April 2011, the parties executed a settlement agreement and the resolution of this matter did not have a material effect on the Company’s business or financial condition.

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

Former Glass Sealants Business

A subsidiary in the Specialty Chemicals segment formerly manufactured sealants for insulating glass. This subsidiary has been named as a defendant in several lawsuits relating to alleged defective sealants that were raised prior to and after the sale of this business in 2003. Pursuant to the sale and purchase agreement with respect to this divested business, this subsidiary may be required to pay damage claims asserted by the various plaintiffs. Although the Company expects its subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such claims and, if not, its subsidiary may not have sufficient cash flow to pay these claims. Although the Company does not believe that resolution of these matters will have a material adverse effect on its business or financial condition, the Company cannot predict the ultimate outcome of these claims or possible range of loss, if any, and the resolution of one or more of these claims may have a material adverse effect on its results of operations or cash flows in any quarterly or annual reporting period.

Inspector General Subpoena

In February 2010, a subsidiary of the Company received a subpoena from the Inspector General of the Department of Defense (“DOD”) seeking information related to a product in the Timber Treatment Chemicals business in the Performance Additives segment. This subsidiary has and will continue to comply with the requests of the DOD to provide the relevant information. The Company cannot predict the likelihood of further legal action or estimate the loss or possible range of loss, if any, in connection with this matter.

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

Reserves in connection with product liability matters do not individually exceed $1.8 million and in the aggregate $4.0 million as of March 31, 2011. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

Pension Receivable Matter

Rockwood’s pension liability includes defined benefit obligations to employees of a previously divested company which cannot legally be transferred to the owners under local law. The owner of the business had agreed to indemnify the Company for these obligations, however, such company has filed for bankruptcy. Accordingly, the Company has recorded a reserve of €4.9 million ($6.9 million) against our related receivable of €5.4 million ($7.6 million) due from the current owner. The Company cannot predict the ultimate outcome of this matter. The Company does not believe this matter will have a material effect on its results of operations or cash flows in any quarterly or annual reporting period.

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

Regulatory Developments

Greenhouse gases have increasingly become the subject of international, national, state and local attention. On September 22, 2009,

the Environmental Protection Agency (“EPA”) passed its final greenhouse gas monitoring and reporting rule that required certain facilities in the U.S. to record their greenhouse gases beginning January 1, 2010 and begin reporting these measurements on September 30, 2011. Currently, no facilities are required to report under this program; however, two facilities may be subject to these rules as production demand increases. The Company does not believe, based upon currently available information, that this rule will have a material impact on its results of operations. However, further legislation of greenhouse gases and carbon dioxide has been proposed in the U.S. and other jurisdictions. Certain European facilities are subject to different carbon emission trading schemes imposed by local governments, e.g. U.K. and Germany. Any such laws may directly and indirectly have a material adverse impact on our results of operations, such as through higher costs for energy and certain raw materials and additional capital expenditures to comply with such laws.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination or reclamation obligations for which the Company has reserved for at March 31, 2011:

Country	Location	(a)	(b)	(c)	(d)	(e)
Brazil	Diadema			X
Chile	Salar de Atacama				X
China	Shenzhen			X
Finland	Kipsikorpi				X
	Pori				X
France	Clichy					X
	Sens	X
Germany	Duisburg	X			X
	Empelde	X				X
	Hainhausen	X
	Liebenau			X
	Schwarzheide				X
	Marktredwitz		X
	Plochingen		X
	Stadeln	X	X
	Troisdorf	X	X	X
Italy	Turin	X
The Netherlands	Oss	X
United Kingdom	Barrow-in Furness	X
	Birtley			X	X
	Kidsgrove			X
United States	Beltsville, MD	X		X
	East St. Louis, IL			X
	Easton, PA			X
	Gonzales, TX			X
	Harrisburg, NC	X		X
	Kings Mountain, NC				X
	Laurens, SC		X
	Middletown, NY	X		X		X
	New Johnsonville, TN		X	X
	Pineville, NC					X
	Silver Peak, NV	X			X
	Sunbright, VA	X				X
	Valdosta, GA	X

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

(d)               The Company has land restoration obligations relating to manufacturing, landfill activities or surface mining at these locations.

(e)                The Company is responsible for liabilities related to environmental matters at these closed, currently planned for closure, or formerly-owned facilities.

The Company is also responsible for environmental matters at some of its former off-site disposal locations owned by third parties. These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at the following Superfund locations: Augusta, GA, Niagara Falls, NY and South Gate, CA and has reserves for these matters totaling $0.1 million at March 31, 2011.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $51.9 million and $49.8 million for environmental liabilities as of March 31, 2011 and December 31, 2010, respectively, most of which were classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. Of these accruals, $28.2 million and $27.5 million as of March 31, 2011 and December 31, 2010, respectively, represent liabilities discounted using discount rates ranging from 4.2% to 7.5%, with the undiscounted amount of these reserves equaling $53.8 million and $38.7 million, respectively.

Included in the environmental liabilities are reclamation obligations of $22.1 million and $21.7 million as of March 31, 2011 and December 31, 2010, respectively. These obligations primarily relate to post-closure reclamation of landfills in the Titanium Dioxide Pigments segment and surface mining sites within the Fine Chemicals business in the Specialty Chemicals segment.

The Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. The Company estimates that the potential range for such environmental matters as of March 31, 2011 is from $51.9 million to $79.1 million. For the three months ended March 31, 2011, the Company recorded charges of $1.3 million to increase its environmental liabilities and made payments of $1.1 million for reclamation and remediation costs, which reduced its environmental liabilities. For the three months ended March 31, 2011, the recurring cost of managing hazardous substances for ongoing operations is $12.8 million.

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$153.5	$760.5	$914.0
Cost of products sold	—	106.6	486.3	592.9
Gross profit	—	46.9	274.2	321.1
Selling, general and administrative expenses	—	44.0	136.6	180.6
Restructuring and other severance costs	—	0.5	0.5	1.0
Asset write-downs and other	—	—	0.1	0.1
Operating income	—	2.4	137.0	139.4
Other income (expenses), net:
Intergroup interest, net	25.6	(5.1)	(20.5)	—
Interest expense, net	(22.3)	(0.3)	(0.4)	(23.0)
Loss on early extinguishment/modification of debt	(1.0)	(4.9)	(10.3)	(16.2)
Intergroup other, net	113.0	(108.9)	(4.1)	—
Foreign exchange gain (loss) on financing activities, net	3.7	(0.1)	(1.6)	2.0
Other, net	—	—	—	—
Other income (expenses), net	119.0	(119.3)	(36.9)	(37.2)
Income (loss) from continuing operations before taxes	119.0	(116.9)	100.1	102.2
Income tax (benefit) provision	(0.7)	1.0	28.5	28.8
Income (loss) from continuing operations	119.7	(117.9)	71.6	73.4
Income from discontinued operations, net of tax	—	0.2	—	0.2
Gain (loss) on sale of discontinued operations, net of tax	40.9	103.2	(29.6)	114.5
Net income (loss)	160.6	(14.5)	42.0	188.1
Net income attributable to the noncontrolling interest	—	—	(10.1)	(10.1)
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$160.6	$(14.5)	$31.9	$178.0

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$140.5	$637.9	$778.4
Cost of products sold	—	98.3	424.2	522.5
Gross profit	—	42.2	213.7	255.9
Selling, general and administrative expenses	—	40.2	124.7	164.9
Restructuring and other severance costs	—	—	0.4	0.4
Asset write-downs and other	—	—	1.8	1.8
Operating income	—	2.0	86.8	88.8
Other income (expenses), net:
Intergroup interest, net	39.7	(14.1)	(25.6)	—
Interest expense, net	(35.3)	(0.5)	(6.0)	(41.8)
Intergroup other, net	—	4.4	(4.4)	—
Foreign exchange gain (loss) on financing activities, net	1.4	(0.3)	(0.8)	0.3
Other, net	—	—	0.5	0.5
Other income (expenses), net	5.8	(10.5)	(36.3)	(41.0)
Income (loss) from continuing operations before taxes	5.8	(8.5)	50.5	47.8
Income tax provision	0.2	0.6	14.9	15.7
Net income (loss) from continuing operations	5.6	(9.1)	35.6	32.1
Income from discontinued operations, net of tax	—	3.6	1.0	4.6
Net income (loss)	5.6	(5.5)	36.6	36.7
Net loss attributable to the noncontrolling interest	—	—	0.2	0.2
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$5.6	$(5.5)	$36.8	$36.9

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

MARCH 31, 2011

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$56.7	$131.0	$—	$187.7
Accounts receivable, net	—	82.7	457.7	—	540.4
Inventories	—	110.1	466.7	—	576.8
Deferred income taxes	(1.1)	13.1	10.5	—	22.5
Prepaid expenses and other current assets	0.3	9.8	57.2	—	67.3
Total current assets	(0.8)	272.4	1,123.1	—	1,394.7
Property, plant and equipment, net	—	227.9	1,394.5	—	1,622.4
Investment in subsidiary	1,348.5	91.0	—	(1,439.5)	—
Goodwill	—	17.1	910.4	—	927.5
Intergroup receivable	1,773.1	178.9	3,860.3	(5,812.3)	—
Other intangible assets, net	—	76.6	517.5	—	594.1
Deferred debt issuance costs, net	1.1	3.8	13.9	—	18.8
Deferred income taxes	—	—	18.6	—	18.6
Other assets	—	1.0	43.9	—	44.9
Total assets	$3,121.9	$868.7	$7,882.2	$(7,251.8)	$4,621.0
LIABILITIES
Current liabilities:
Accounts payable	$—	$38.3	$198.8	$—	$237.1
Income taxes payable	4.0	0.2	34.6	—	38.8
Accrued compensation	—	17.0	135.9	—	152.9
Accrued expenses and other current liabilities	15.2	100.5	109.9	—	225.6
Deferred income taxes	—	—	2.7	—	2.7
Long-term debt, current portion	8.5	—	51.7	—	60.2
Total current liabilities	27.7	156.0	533.6	—	717.3
Long-term debt	1,395.6	—	332.4	—	1,728.0
Pension and related liabilities	—	13.6	409.5	—	423.1
Intergroup payable	2.4	832.7	4,977.2	(5,812.3)	—
Deferred income taxes	10.8	3.5	85.6	—	99.9
Other liabilities	10.7	24.8	73.4	—	108.9
Total liabilities	1,447.2	1,030.6	6,411.7	(5,812.3)	3,077.2
EQUITY
Rockwood Specialties Group, Inc. stockholder’s equity:
Common stock	—	190.6	164.7	(355.3)	—
Paid-in capital	1,044.0	498.6	585.6	(1,084.2)	1,044.0
Accumulated other comprehensive income	66.5	8.9	119.1	—	194.5
Retained earnings (deficit)	564.2	(860.0)	293.7	—	(2.1)
Total Rockwood Specialties Group, Inc. stockholder’s equity	1,674.7	(161.9)	1,163.1	(1,439.5)	1,236.4
Noncontrolling interest	—	—	307.4	—	307.4
Total equity	1,674.7	(161.9)	1,470.5	(1,439.5)	1,543.8
Total liabilities and equity	$3,121.9	$868.7	$7,882.2	$(7,251.8)	$4,621.0

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

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$160.6	$(14.5)	$42.0	$188.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	—	(0.2)	—	(0.2)
(Gain) loss on sale of discontinued operations, net of tax	(40.9)	(103.2)	29.6	(114.5)
Depreciation and amortization	—	11.6	53.8	65.4
Deferred financing costs amortization	0.1	0.2	1.0	1.3
Loss on early extinguishment/modification of debt	1.0	4.9	10.3	16.2
Foreign exchange (gain) loss on financing activities, net	(3.7)	0.1	1.6	(2.0)
Fair value adjustment of derivatives	(2.1)	—	(4.2)	(6.3)
Bad debt provision	—	—	0.2	0.2
Stock-based compensation	—	2.4	0.5	2.9
Deferred income taxes	(0.9)	0.6	6.0	5.7
Asset write-downs and other	—	—	0.1	0.1
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(10.5)	(73.9)	(84.4)
Inventories	—	(3.7)	(10.8)	(14.5)
Prepaid expenses and other assets	(0.3)	4.2	8.0	11.9
Accounts payable	—	4.4	(11.8)	(7.4)
Income taxes payable	3.4	0.2	13.5	17.1
Accrued expenses and other liabilities	(12.2)	(12.2)	10.4	(14.0)
Intercompany operating activities, net	(7.0)	(0.1)	7.1	—
Net cash provided by (used in) operating activities of continuing operations	98.0	(115.8)	83.4	65.6
Net cash (used in) provided by operating activities of discontinued operations	—	(3.0)	1.2	(1.8)
Net cash provided by (used in) operating activities	98.0	(118.8)	84.6	63.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(8.6)	(45.6)	(54.2)
Proceeds on sale of assets	—	—	0.2	0.2
Net cash used in investing activities of continuing operations	—	(8.6)	(45.4)	(54.0)
Net cash provided by investing activities of discontinued operations, representing net sale proceeds	—	225.9	79.8	305.7
Net cash provided by investing activities	—	217.3	34.4	251.7
CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of senior secured debt	(375.4)	—	(33.5)	(408.9)
Repayment of senior secured debt	(0.7)	—	(6.3)	(7.0)
Payments on other long-term debt	—	—	(0.6)	(0.6)
Loan repayment to Viance noncontrolling shareholder	—	—	(2.0)	(2.0)
Deferred financing costs	(5.3)	—	—	(5.3)
Fees related to early extinguishment/modification of debt	(12.1)	—	—	(12.1)
Distribution to noncontrolling shareholder	—	—	(0.5)	(0.5)
Intercompany financing related activity	231.0	(94.3)	(136.7)	—
Net cash used in financing activities	(162.5)	(94.3)	(179.6)	(436.4)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	—	(9.1)	(11.2)
Net (decrease) increase in cash and cash equivalents	(1.5)	4.2	(134.8)	(132.1)
Less net decrease in cash and cash equivalents from discontinued operations	—	(2.5)	(14.1)	(16.6)
(Decrease) increase in cash and cash equivalents from continuing operations	(1.5)	6.7	(120.7)	(115.5)
Cash and cash equivalents of continuing operations, beginning of period	1.5	50.0	251.7	303.2
Cash and cash equivalents of continuing operations, end of period	$—	$56.7	$131.0	$187.7

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2010

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5.6	$(5.5)	$36.6	$36.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(3.6)	(1.0)	(4.6)
Depreciation and amortization	—	12.5	52.7	65.2
Deferred financing costs amortization	0.1	0.3	1.2	1.6
Foreign exchange (gain) loss on financing activities, net	(1.4)	0.3	0.8	(0.3)
Fair value adjustment of derivatives	—	—	(2.1)	(2.1)
Bad debt provision	—	(0.1)	(0.4)	(0.5)
Stock-based compensation	—	1.8	0.8	2.6
Deferred income taxes	—	0.5	3.8	4.3
Asset write-downs and other	—	—	1.8	1.8
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(18.3)	(37.6)	(55.9)
Inventories	—	(1.1)	(9.1)	(10.2)
Prepaid expenses and other assets	—	8.0	(9.6)	(1.6)
Accounts payable	—	0.7	(15.0)	(14.3)
Income taxes payable	0.2	0.2	2.3	2.7
Accrued expenses and other liabilities	9.4	9.0	23.4	41.8
Intercompany operating activities, net	(1.9)	(4.1)	6.0	—
Net cash provided by operating activities of continuing operations	12.0	0.6	54.6	67.2
Net cash provided by operating activities of discontinued operations	—	0.6	1.1	1.7
Net cash provided by operating activities	12.0	1.2	55.7	68.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, including transaction fees and payments for prior acquisitions, net of cash acquired	—	—	(1.2)	(1.2)
Capital expenditures	—	(3.2)	(31.1)	(34.3)
Proceeds on sale of assets	—	—	0.1	0.1
Net cash used in investing activities of continuing operations	—	(3.2)	(32.2)	(35.4)
Net cash used in investing activities of discontinued operations	—	(0.6)	(0.3)	(0.9)
Net cash used in investing activities	—	(3.8)	(32.5)	(36.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Titanium Dioxide Pigments revolving credit facility	—	—	(14.3)	(14.3)
Repayment of senior secured debt	(7.8)	—	(5.1)	(12.9)
Payments on other long-term debt	—	—	(1.1)	(1.1)
Deferred financing costs	(0.3)	—	—	(0.3)
Intercompany financing related activity	20.7	(31.6)	10.9	—
Net cash provided by (used in) financing activities	12.6	(31.6)	(9.6)	(28.6)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.3)	5.3	4.9
Net increase (decrease) in cash and cash equivalents	24.5	(34.5)	18.9	8.9
Less increase in cash and cash equivalents from discontinued operations	—	—	0.8	0.8
Increase (decrease) in cash and cash equivalents from continuing operations	24.5	(34.5)	18.1	8.1
Cash and cash equivalents of continuing operations, beginning of period	19.8	37.8	228.6	286.2
Cash and cash equivalents of continuing operations, end of period	$44.3	$3.3	$246.7	$294.3

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In January 2011, we completed the sale of our plastic compounding business. As a result, our consolidated financial statements have been reclassified to reflect these businesses as discontinued operations for all periods presented. See Note 3, “Discontinued Operations,” for further details.

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth “Forward-Looking Statements” at the end of this Management Discussion and Analysis section and the risk factors section of the Company’s 2010 Form 10-K. You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report.

Unless otherwise noted, all balance sheet items as of March 31, 2011 which are denominated in Euros are translated at the March 31, 2011 exchange rate of €1.00 = $1.4158.

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

We are focused on growth, productivity, cost reduction, margin expansion, divestment of non-core businesses, debt reduction and bolt-on acquisitions. In connection with this focus, among other things:

•             In January 2011, we completed the sale of our plastic compounding business; and

•             In February 2011, we refinanced $850.0 million and repaid $408.9 million of our senior secured term loans.

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

Specialty Chemicals

•             Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. In 2010, net sales were up from higher volumes in all markets. In the first quarter of 2011, net sales were up from higher volumes in all markets, particularly automotive and general industrial, as well as increased selling prices. Net sales growth is expected to continue throughout the remainder of the year primarily from higher volumes across most markets.

•             Demand for our lithium carbonate products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand in industrial applications, the aluminum business, the battery industry, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals and agrochemicals markets, as well as generic competition. Results in 2010 were higher primarily from increased volumes of lithium products and metal sulfide applications, partially offset by lower selling prices of potash and lithium carbonate. In the first quarter of 2011, results were up primarily from increased volumes of lithium products, as well as higher selling prices of metal sulfide applications, partially offset by higher raw material costs of metal sulfides. Net sales growth is expected to continue throughout the remainder of the year primarily from higher volumes in lithium and metal sulfide applications.

Performance Additives

•            Generally, a trend towards the increased use of colored concrete products in the construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market has negatively impacted construction sales. North American construction volumes were lower in 2010 and continued to be lower in the first quarter of 2011. A continued slowdown in the North American construction industry could continue to have a negative impact on our results throughout the remainder of the year. European volumes in 2010 were comparable to the same period in the prior year and were up in the first quarter of 2011. Volumes of coatings products and specialty applications were up in 2010 and continued to increase in the first quarter of 2011.

•            Demand for our wood protection products, in particular alkaline copper quaternary, or ACQ, is generally driven by both repair and remodeling, as well as new construction. The market position of ACQ was negatively impacted in 2010 by a general slowdown in the construction markets, some customer shifts to substitute products and the use of wood substitutes. A continued slowdown in the construction industry, as well as higher copper costs, had a negative impact on our results in the first quarter of 2011 and could continue to have a negative impact throughout the remainder of the year.

•            In the Clay-based Additives business, higher volumes in most markets, particularly oilfield, had a favorable impact on results in 2010. In the first quarter of 2011, higher volumes continued in most markets, particularly composites, coatings and inks and oilfield. We expect net sales growth to continue throughout the remainder of the year primarily from higher volumes in most market segments.

Titanium Dioxide Pigments

•            Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives is driven by demand in the coatings, printing inks, construction, cosmetics, pharmaceutical, food, paper and plastics industries. Market conditions, including pricing pressure and industry overcapacity, have negatively impacted this segment in the past. However, this trend has changed as prices are increasing as a result of current undercapacity in this industry. In 2010, higher volumes, as well as selling price increases, of both rutile and anatase applications had a favorable impact on results. Higher selling prices, as well as a favorable product mix, had a favorable impact on results in the first quarter of 2011. We expect sales to continue to be higher throughout the remainder of the year primarily from higher selling prices.

•            Our functional additives sales were up in 2010 and the first quarter of 2011 as higher volumes, as well as selling price increases, had a favorable impact on results. Net sales of functional additives applications are expected to be comparable to the prior year throughout the remainder of the year.

Advanced Ceramics

•            Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. Sales of our medical device applications increased in 2010 and the first quarter of 2011 on higher volumes. We expect this growth to continue throughout the remainder of the year.

•            Sales of all product applications, including cutting tools, mechanical systems and applications, electronic applications and multi-functional applications, were up in 2010 and the first quarter of 2011 on higher volumes. We expect sales for cutting tools, mechanical systems and applications and electronic applications to be higher throughout the remainder of the year on higher volumes.

Global Exposure

We operate a geographically diverse business, with 54% of our net sales in 2010 generated from shipments to customers in Europe, 24% to North America (predominantly the United States) and 22% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 3, “Segment Information” in our 2010 Form 10-K.

We have sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 81 manufacturing facilities in 23 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the euro against our reporting currency, the U.S. dollar. For the three months ended March 31, 2011, the average exchange rate of the euro against the U.S. dollar was slightly lower compared to the same period in 2010. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

Raw Materials

Raw materials constituted approximately 46% of our 2010 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2010. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In 2010 and the first quarter of 2011, higher raw material costs were reported in a number of businesses. For example, we experienced higher prices for copper used in the Timber Treatment Chemicals business of our Performance Additives segment in 2010 and the first quarter of 2011. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers. See details of our ten most significant raw materials (in terms of dollars) in Item 1, “Business — Raw Materials” in our 2010 Form 10-K.

Energy Costs

In 2010, energy purchases represented approximately 9% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. Energy costs in 2010 were basically flat versus the prior year, but were up slightly in the first quarter of 2011. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. However, natural gas prices in North America declined in 2010. Natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, were up in 2010 and in the first quarter of 2011.

Income Taxes

We recorded an income tax provision of $28.8 million in the first quarter of 2011 on income from continuing operations before taxes of $102.2 million. The income tax provision in the first quarter of 2011 was favorably impacted by a beneficial foreign earnings mix.

In the first quarter of 2011, the worldwide valuation allowance decreased by $2.8 million to $78.6 million. This was primarily due to a $9.6 million decrease related to discontinued operations resulting from the sale of the plastic compounding business, offset by an increase of $4.3 million related to other deferred tax assets (primarily in other comprehensive income) and a $2.5 million increase which impacted the tax provision.

Special Charges and Credits

During the periods presented, we incurred certain special charges that included, systems/organization establishment expenses, restructuring and other severance costs, foreign exchange gains and losses, asset write-downs and other and a loss on early extinguishment/modification of debt. See “Items excluded from Adjusted EBITDA” section in Note 4, “Segment Information,” for a discussion of special charges and credits recorded in the three months ended March 31, 2011 and 2010.

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

An investor or potential investor may find any one or all of these items important in evaluating our performance, results of operations, financial position and liquidity. Management compensates for the limitations of using non-GAAP financial measures by using them only to supplement our U.S. GAAP results to provide a more complete understanding of the factors and trends affecting our business. Adjusted EBITDA is not an alternative to net income or income from continuing operations before taxes or operating income or cash flows from operating activities as calculated and presented in accordance with U.S. GAAP. You should not rely on Adjusted EBITDA as a substitute for any such U.S. GAAP financial measures. We strongly urge you to review the reconciliations of Adjusted EBITDA to U.S. GAAP financial measures and other financial information, in each case included elsewhere in this Quarterly Report. We also strongly urge you not to rely on any single financial measure to evaluate our business. Our measure of Adjusted EBITDA may not be comparable to those of other companies.

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income Attributable to Rockwood Specialties Group, Inc. to Adjusted EBITDA for the three months ended March 31, 2011 and 2010), including as a percentage of net sales, for the periods presented. See Note 4, “Segment Information,” for segment information and a reconciliation to income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Three months ended
	March 31,
($ in millions)	2011	2010
Statement of operations data:
Net sales:
Specialty Chemicals	$333.3	$289.6
Performance Additives	192.8	177.2
Titanium Dioxide Pigments	226.6	181.1
Advanced Ceramics	154.1	124.7
Corporate and other	7.2	5.8
Total net sales	914.0	778.4

Gross profit	321.1	255.9
	35.1%	32.9%
Selling, general and administrative expenses	180.6	164.9
	19.8%	21.2%
Restructuring and other severance costs	1.0	0.4
Asset write-downs and other	0.1	1.8
Operating income (loss):
Specialty Chemicals	66.2	55.1
	19.9%	19.0%
Performance Additives	20.3	12.3
	10.5%	6.9%
Titanium Dioxide Pigments	37.6	12.8
	16.6%	7.1%
Advanced Ceramics	34.9	24.3
	22.6%	19.5%
Corporate and other	(19.6)	(15.7)
Total operating income (loss)	139.4	88.8
Other expenses, net:
Interest expense, net	(23.0)	(41.8)
Loss on early extinguishment/modification of debt	(16.2)	—
Foreign exchange gain on financing activities, net	2.0	0.3
Other, net	—	0.5
Other expenses, net	(37.2)	(41.0)
Income from continuing operations before taxes	102.2	47.8
Income tax provision	28.8	15.7
Income from continuing operations	73.4	32.1
Income from discontinued operations, net of tax	0.2	4.6
Gain on sale of discontinued operations, net of tax	114.5	—
Net income	188.1	36.7
Net (income) loss attributable to noncontrolling interest	(10.1)	0.2
Net income attributable to Rockwood Specialties Group, Inc.	$178.0	$36.9
Adjusted EBITDA:
Specialty Chemicals	$86.9	$73.8
	26.1%	25.5%
Performance Additives	34.9	29.5
	18.1%	16.6%
Titanium Dioxide Pigments	54.7	30.7
	24.1%	17.0%
Advanced Ceramics	48.3	37.0
	31.3%	29.7%
Corporate and other	(18.2)	(14.1)
Total Adjusted EBITDA	$206.6	$156.9

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three months ended March 31, 2011 versus 2010
			Constant	Constant
		%	Currency	Currency
($ in millions)	Total	Change	Effect (a)	Basis
Statement of operations data:
Net sales:
Specialty Chemicals	$43.7	15.1%	$2.7	$41.0
Performance Additives	15.6	8.8	1.0	14.6
Titanium Dioxide Pigments	45.5	25.1	(2.4)	47.9
Advanced Ceramics	29.4	23.6	(0.8)	30.2
Corporate and other	1.4	24.1	(0.1)	1.5
Total net sales	135.6	17.4	0.4	135.2

Gross profit	65.2	25.5	0.2	65.0

Selling, general and administrative expenses	15.7	9.5	(0.3)	16.0
Restructuring and other severance costs	0.6			0.6
Asset write-downs and other	(1.7)			(1.7)
Total operating expenses	14.6	8.7	(0.3)	14.9
Operating income (loss):
Specialty Chemicals	11.1	20.1	0.7	10.4
Performance Additives	8.0	65.0	0.2	7.8
Titanium Dioxide Pigments	24.8	193.8	(0.2)	25.0
Advanced Ceramics	10.6	43.6	(0.2)	10.8
Corporate and other	(3.9)	(24.8)	—	(3.9)
Total	50.6	57.0	0.5	50.1
Other expenses, net:
Interest expense, net	18.8	(45.0)	0.1	18.7
Loss on early extinguishment/modification of debt	(16.2)
Foreign exchange gain on financing activities, net	1.7
Other, net	(0.5)
Other expenses, net	3.8
Income (loss) from continuing operations before taxes
Specialty Chemicals	9.2
Performance Additives	10.5
Titanium Dioxide Pigments	30.5
Advanced Ceramics	8.1
Corporate and other	(3.9)
Total	54.4
Income tax provision	13.1
Income from continuing operations	41.3
Income from discontinued operations, net of tax	(4.4)
Gain on sale of discontinued operations, net of tax	114.5
Net income	151.4
Net (income) loss attributable to noncontrolling interest	(10.3)
Net income attributable to Rockwood Specialties Group, Inc.	$141.1
Adjusted EBITDA:
Specialty Chemicals	$13.1	17.8%	$0.4	$12.7
Performance Additives	5.4	18.3	0.2	5.2
Titanium Dioxide Pigments	24.0	78.2	(0.4)	24.4
Advanced Ceramics	11.3	30.5	(0.2)	11.5
Corporate and other	(4.1)	(29.1)	—	(4.1)
Total Adjusted EBITDA	$49.7	31.7%	$—	$49.7

(a)                The constant currency effect is the translation impact calculated based on the change in the applicable rate, primarily the Euro, to the U.S. dollar exchange rate for the applicable period.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Overview

Net sales increased $135.6 million, or 17.4%, over the prior year primarily due to higher volumes in all segments, as well as increased selling prices to offset raw material and other cost increases. See further discussion by segment below.

Operating income and Adjusted EBITDA increased over the prior year primarily due to higher sales volumes, as well as increased selling prices. This was partially offset by higher raw material, production and maintenance costs, as well as higher selling, general and administrative costs.

Net income from continuing operations increased $41.3 million to $73.4 million for the three months ended March 31, 2011 compared with the same period in the prior year primarily due to the reasons noted above and lower interest expense, partially offset by a charge of $16.2 million recorded in the first quarter of 2011 related to the refinancing and repayment of our senior secured term loans in February 2011.

Income from discontinued operations, net of tax, of $0.2 million and $4.6 million for the three months ended March 31, 2011 and 2010, respectively, relates to the plastic compounding business that was sold on January 7, 2011.

The gain on sale of discontinued operations, net of tax, of $114.5 million recorded in the three months ended March 31, 2011 is related to the sale of the plastic compounding business in January 2011.

Net income attributable to noncontrolling interest of $10.1 million was recorded for the three months ended March 31, 2011 compared to a net loss attributable to noncontrolling interest of $0.2 million for the three months ended March 31, 2010. The change from the prior year was primarily related to higher earnings in the Titanium Dioxide Pigments venture in the first quarter of 2011.

Net income attributable to Rockwood Specialties Group, Inc. increased $141.1 million to $178.0 million for the three months ended March 31, 2011 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.  Net sales increased $43.7 million, or 15.1%, over the prior year primarily due to higher sales volumes, as well increased selling prices to offset higher raw material costs. Currency changes of $2.7 million also had a favorable impact on net sales. In the Fine Chemicals business, net sales were up on higher volumes of lithium products, as well as increased selling prices of metal sulfides applications. Net sales in the Surface Treatment business were up on increased volumes in most markets, particularly in automotive and general industrial, as well as increased selling prices.

Performance Additives.  Net sales increased $15.6 million, or 8.8%, over the prior year primarily due to increased selling prices to offset higher raw material costs, as well as higher volumes of most applications in our Clay-based Additives and Color Pigments and Services businesses.

Titanium Dioxide Pigments.  Net sales increased $45.5 million, or 25.1%, over the prior year primarily from higher selling prices, as well as a favorable product mix. This was partially offset by the negative impact of currency changes of $2.4 million.

Advanced Ceramics.  Net sales increased $29.4 million, or 23.6%, over the prior year primarily from higher volumes in all product applications, primarily medical, as well as electronic and cutting tool applications.

Gross profit

Gross profit increased $65.2 million, or 25.5%, over the prior year primarily due to the net sales increases noted above, partially offset by higher raw material, production and maintenance costs. Gross profit as a percentage of net sales were 35.1% and 32.9% for the three months ended March 31, 2011 and 2010, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) as a percentage of net sales were 19.8% and 21.2% for the three months ended March 31, 2011 and 2010, respectively. SG&A expenses increased $15.7 million, or 9.5%, over the prior year primarily due to the impact of the higher net sales noted above and higher variable compensation, selling and R&D costs.

Restructuring and other severance costs

We recorded restructuring and other severance costs of $1.0 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively. See Note 14, “Restructuring And Other Severance Costs,” for further details.

Asset write-downs and other

Asset write-downs and other were $0.1 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively.    The asset write-downs and other of $1.8 million recorded for the three months ended March 31, 2010 related to the elimination of a duplicate manufacturing facility in the Performance Additives segment.

Operating income

Specialty Chemicals. Operating income increased $11.1 million, or 20.1%, over the prior year primarily due to the higher net sales noted above. This increase was partially offset by higher raw material costs, particularly for tin and antimony sulfide, higher selling, general and administrative costs, higher restructuring and other severance costs of $0.8 million and higher depreciation and amortization costs of $0.8 million.

Performance Additives. Operating income increased $8.0 million, or 65.0% over the prior year primarily due to the higher net sales noted above and fixed asset write-downs of $1.8 million recorded in the three months ended March 31, 2010. This was partially offset by higher raw material costs, particularly for quaternary amine, copper and iron-oxide.

Titanium Dioxide Pigments. Operating income increased $24.8 million to $37.6 million for the three months ended March 31, 2011 compared with the same period in the prior year primarily due to the higher net sales noted above and lower depreciation and amortization costs of $0.6 million. This was partially offset by higher production, raw material and energy costs.

Advanced Ceramics. Operating income increased $10.6 million, or 43.6% over the prior year primarily due to the higher net sales noted above. This was partially offset by higher maintenance and variable compensation costs and higher depreciation and amortization costs of $0.8 million.

Corporate and other. Operating loss increased $3.9 million, or 24.8% over the prior year primarily due to higher variable compensation costs.

Other income (expenses)

Interest expense, net.  Interest expense, net decreased $18.8 million, or 45.0%, over the prior year. The three months ended March 31, 2011 and 2010 included non-cash gains of $6.3 million and $2.1 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these gains, interest expense, net decreased $14.6 million, or 33.3% primarily due to debt repayments and lower interest rates related to our new senior secured credit facility.

Loss on early extinguishment/modification of debt. In connection with the refinancing and repayment of our senior secured term loans in February 2011, we recorded a charge of $16.2 million in the first quarter of 2011 comprised of related fees of $13.1 million and the write-off of deferred financing costs of $3.1 million.

Foreign exchange, net.  For the three months ended March 31, 2011, foreign exchange gains of $2.0 million were reported primarily related to the impact of the stronger Euro as of March 31, 2011 versus December 31, 2010 in connection with non-operating Euro-denominated transactions.

Provision for income taxes

We recorded an income tax provision of $28.8 million on income from continuing operations before taxes of $102.2 million in the three months ended March 31, 2011. The income tax provision in the first quarter of 2011 was favorably impacted by a beneficial foreign earnings mix. We recorded an income tax provision of $15.7 million on income from continuing operations before taxes of $47.8 million in the three months ended March 31, 2010. The income tax provision in the first quarter of 2010 was negatively impacted by the absence of a tax benefit for the Company’s domestic losses as a result of a valuation allowance and a beneficial foreign earnings mix.

Income from continuing operations

Income from continuing operations for the three months ended March 31, 2011 was $73.4 million as compared to income from continuing operations of $32.1 million for the three months ended March 31, 2010 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax, of $0.2 million and $4.6 million for the three months ended March 31, 2011 and 2010, respectively, relates to the plastic compounding business that was sold on January 7, 2011.

Gain on sale of discontinued operations, net of tax

The gain on sale of discontinued operations, net of tax, of $114.5 million recorded in the three months ended March 31, 2011 is related to the sale of the plastic compounding business in January 2011.

Net income (loss) attributable to noncontrolling interest

Net income attributable to noncontrolling interest of $10.1 million was recorded for the three months ended March 31, 2011 compared to a net loss attributable to noncontrolling interest of $0.2 million for the three months ended March 31, 2010. The change from the prior year was primarily related to higher earnings in the Titanium Dioxide Pigments venture in the first quarter of 2011.

Net income (loss) attributable to Rockwood Specialties Group, Inc.

Net income attributable to Rockwood Specialties Group, Inc. for the three months ended March 31, 2011 was $178.0 million as compared to net income attributable to Rockwood Specialties Group, Inc. for the three months ended March 31, 2010 of $36.9 million, respectively, for the reasons described above.

Adjusted EBITDA

Specialty Chemicals. Adjusted EBITDA increased $13.1 million, or 17.8%, over the prior year primarily due to the higher net sales noted above. This increase was partially offset by higher raw material costs, particularly for tin and antimony sulfide, and higher selling, general and administrative costs.

Performance Additives. Adjusted EBITDA increased $5.4 million, or 18.3% over the prior year primarily due to the higher net sales noted above. This was partially offset by higher raw material costs, particularly for quaternary amine, copper and iron-oxide.

Titanium Dioxide Pigments. Adjusted EBITDA increased $24.0 million, or 78.2% over the prior year primarily due to the higher net sales noted above. This was partially offset by higher production, raw material and energy costs.

Advanced Ceramics.  Adjusted EBITDA increased $11.3 million, or 30.5% over the prior year primarily due to the higher net sales noted above. This was partially offset by higher maintenance and variable compensation costs.

Corporate and other.  Adjusted EBITDA loss increased $4.1 million, or 29.1% over the prior year primarily due to higher variable compensation costs.

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

	Three months ended
	March 31,
($ in millions)	2011	2010
Net income attributable to Rockwood Specialties Group, Inc.	$178.0	$36.9
Net income (loss) attributable to noncontrolling interest	10.1	(0.2)
Net income	188.1	36.7
Income tax provision	28.8	15.7
Income from discontinued operations, net of tax	(0.2)	(4.6)
Gain on sale of discontinued operations, net of tax	(114.5)	—
Income from continuing operations before taxes	102.2	47.8
Interest expense, net (a)	23.0	41.8
Depreciation and amortization	65.4	65.2
Restructuring and other severance costs	1.0	0.4
Systems/organization establishment expenses	0.3	0.9
Acquisition and disposal costs	0.1	0.2
Loss on early extinguishment/modification of debt	16.2	—
Asset write-downs and other	0.1	1.8
Foreign exchange gain on financing activities, net	(2.0)	(0.3)
Other	0.3	(0.9)
Total Adjusted EBITDA	$206.6	$156.9

(a)                Includes gains of $6.3 million and $2.1 million for the three months ended March 31, 2011 and 2010, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency hedging instruments.

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Net cash provided by operating activities was $63.8 million and $68.9 million for the three months ended March 31, 2011 and 2010, respectively. This decrease was primarily due to a lower source of operating cash flows from working capital changes, partially offset by higher net income and lower cash interest expense.

Investing Activities.  Net cash provided by (used in) investing activities was $251.7 million and $(36.3) million for the three months ended March 31, 2011 and 2010, respectively. The increase was primarily due to net sale proceeds received of $305.8 million in the first quarter of 2011 related to the sale of our plastic compounding business.

Financing Activities.  Net cash used in financing activities was $436.4 million and $28.6 million for the three months ended March 31, 2011 and 2010, respectively, and included scheduled payments for long-term debt and revolver payments. In the first quarter of 2011, we repaid $408.9 million of our senior secured term loans and paid related fees of $12.1 million in connection with the refinancing of our senior secured credit facility in February 2011.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. In addition, we completed the sale of our plastic compounding business in January 2011 for net proceeds of $305.8 million (see Note 3, “Discontinued Operations,” for further details) and repaid $408.9 million of senior secured term loans in connection with the refinancing of our senior secured term loans in February 2011. Our debt service requirements in future years are significant. We believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowings available under our revolving credit facility will be adequate sources of liquidity. However, an economic downturn or recession may have a material adverse impact on our results of operations, cash flows from operations and our liquidity. See Item 1, “Business,” and Item 1A, “Risk Factors” in our 2010 Form 10-K.

In addition, our liquidity may be negatively impacted due to funding obligations related to certain pension plans. We have several pension plans located in Germany, Finland, the United Kingdom and the United States, which were negatively impacted by market conditions in late 2008 and early 2009. We are in compliance with local funding requirements for our pension plans. The Company’s overall unfunded position in its defined benefit plans as of March 31, 2011 is $440.2 million and the funded status of our plans is 38%. However, 82% of the Company’s unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $78.0 million, and the funded status is 77%. The funding of the Company’s pension plans was in compliance with local requirements as of March 31, 2011. Almost all of the Company’s pension obligations are long-term in nature. The Company’s annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded its pension expense. Such cash outflows were less than pension expense in 2010 and the three months ended March 31, 2011. The measurement of our pension obligations and plan assets is dependent on a variety of actuarial assumptions and is performed annually. Therefore, the funded status as of December 31, 2011 could differ significantly.

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

As of March 31, 2011, we had total indebtedness of $1,788.2 million. The availability under the revolving credit facility is $180.0 million as of March 31, 2011, subject to outstanding letters of credit of $33.2 million that reduced our availability under such revolving credit facility. The €30.0 million ($42.5 million) revolving credit facility under the Titanium Dioxide Pigments venture facility provided for additional borrowings of up to €12.9 million ($18.3 million) as of March 31, 2011 after an outstanding bank guarantee of €17.1 million ($24.2 million) related to a defined benefit pension obligation for the Finnish Plan.

As of March 31, 2011, we had cash and cash equivalents of $187.7 million. We may use available cash to reduce our term debt or repurchase additional 2014 Notes at any time, subject to certain limitations contained in our senior secured credit facility. As discussed in Note 11, “Long-Term Debt,” in February 2011, we completed a refinancing of our senior secured credit facility and entered into a new senior secured credit agreement comprised of an $850.0 million term loan and a $180.0 million revolving credit facility, and repaid $408.9 million of existing term loans.

Senior secured credit facility. As of March 31, 2011, the senior secured credit facility consisted of:

•            a term loan (“Term Loan B”) in an aggregate principal amount of $850.0 million maturing on February 10, 2018 and bearing interest at Libor (subject to Libor floor of 1.00%) plus 2.75% (with a 0.25% reduction for achieving a designated leverage ratio); and

•             a revolving credit facility in an aggregate principal amount of $180.0 million, made available in U.S. dollars, Euros and/or pounds sterling, maturing on February 10, 2016.

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

Obligations under the senior secured credit facilities are guaranteed by Rockwood Specialties International, Inc. and each of the Company’s existing and subsequently acquired or organized direct or indirect domestic subsidiaries, subject to certain exceptions, and are secured by first-priority security interests in: substantially all the tangible and intangible assets of the Company and its direct or indirect domestic subsidiaries, subject to exceptions; all the capital stock of or other equity interest in the Company and each of its direct or indirect domestic subsidiaries; a maximum of 65% of the capital stock of or other equity interests in each direct foreign subsidiary of either the Company or of any domestic subsidiary of the Company.

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

The senior secured credit agreement also contains the following financial covenants that are determined based on our Adjusted EBITDA (including certain adjustments for, among other items, acquisitions and related synergies), which reflects management’s interpretations thereof:

•            a leverage ratio: for the twelve-month period ended March 31, 2011, net senior secured debt (senior secured debt plus capital lease obligations, minus cash up to a maximum of $200.0 million) to Adjusted EBITDA must be less than 2.75 to 1; for such period, our ratio equaled 1.47 to 1; and

•            an interest coverage ratio: for the twelve-month period ended March 31, 2011, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate derivatives) must be at least 2.50 to 1; for such period, our ratio equaled 4.80 to 1.

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

We were in compliance with the above covenants as of March 31, 2011.

2014 Notes.  As of March 31, 2011, the 2014 Notes have an aggregate principal amount of €250.1 million ($354.1 million) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. Interest on the 2014

Notes is payable semi-annually on May 15 and November 15 and accrues at the rate of 7.625% in the case of the Euro notes and 7.500% in the case of the U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2014 Notes on a senior subordinated unsecured basis (see Note 16, “Consolidating Financial Information,” for further details).

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

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended March 31, 2011, the fixed charge coverage ratio equaled 4.80 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

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

Titanium Dioxide Pigments venture term loans, revolving credit facility and assumed debt.  As of March 31, 2011, the Titanium Dioxide Pigments venture had €220.0 million ($311.5 million) outstanding under the term loans of its facility agreement. The facility also provides for a revolving credit facility of €30.0 million ($42.5 million). This facility provided for additional borrowings of up to €12.9 million ($18.3 million) as of March 31, 2011 after an outstanding bank guarantee of €17.1 million ($24.2 million) related to a defined benefit pension obligation. Both the term loan and revolving credit facility mature in June 2013.

As of March 31, 2011, the interest rate on the term loan and revolving credit facility is Euribor (or Libor if the currency is in USD) plus 1.50%, subject to a step down determined by reference to a leverage ratio test. The term loan is payable in installments over a five-year period from the date of the facility agreement, with payments that commenced twelve months from such date and the remainder due at the final maturity date. The term loan and revolving credit facility may be repaid in advance without penalty.

In addition, the Titanium Dioxide Pigments venture has other debt of €9.4 million ($13.3 million), primarily due to a defined benefit plan, at interest rates ranging from 3.60% to 5.00%.

The facility agreement contains affirmative and restrictive covenants, subject to certain thresholds and exceptions. The restrictive covenants limit the venture’s ability to undertake certain actions, including but not limited to acquiring or disposing of assets, creating liens on assets, entering into a merger or corporate restructuring, and incurring additional indebtedness. These covenants are calculated in accordance with International Financial Reporting Standards and are based solely on the results of the venture’s European operations. In addition, the facility agreement requires the venture to meet certain financial covenants, including:

•            A leverage coverage ratio: for the twelve-month period ended March 31, 2011, net debt to EBITDA (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement), subject to certain adjustments must be less than 3.00 to 1; for such period, our ratio equaled 1.46 to 1;

•            An interest coverage ratio: for the twelve-month period ended March 31, 2011, EBITDA, subject to certain adjustments, to cash interest expense (net of interest income), must be greater than 4.00 to 1; for such period, our ratio equaled 9.41 to 1; and

•            Cash flow coverage ratio: for the twelve-month period ended March 31, 2011, cash generated for financing activities (EBITDA, subject to certain adjustments, less working capital changes, capital expenditures and interest) to debt service (interest expense and amortization of debt) must be greater than 1.10; for such period, our ratio equaled 2.16 to 1.

We were in compliance with the above covenants as of March 31, 2011.

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

As of March 31, 2011, the weighted average interest rate for the Company is 5.0%, excluding deferred financing costs and the mark-to-market valuation of our interest-rate swaps.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA:

	Three months ended
	March 31,
($ in millions)	2011	2010
Net cash provided by operating activities from continuing operations	$65.6	$67.2
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	88.4	34.9
Current portion of income tax provision	23.1	11.4
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	28.0	42.3
Restructuring and other severance costs	1.0	0.4
Systems/organization establishment expenses	0.3	0.9
Acquisition and disposal costs	0.1	0.2
Bad debt provision	(0.2)	0.5
Other	0.3	(0.9)
Total Adjusted EBITDA	$206.6	$156.9

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in the Company’s 2010 Form 10-K. As noted above, in February 2011 we completed a refinancing of our senior secured credit facility and entered into a new senior secured credit agreement comprised of an $850.0 million term loan and a $180.0 million revolving credit facility, and repaid $408.9 million of existing term loans.

Capital Expenditures

Rockwood’s capital expenditures for the three months ended March 31, 2011 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment. For the three months ended March 31, 2011 and 2010, our capital expenditures, excluding capital leases, were $54.2 million and $34.3 million, respectively. Capital expenditures for each of our reporting segments are provided in the following table:

	Specialty	Performance	Titanium Dioxide	Advanced	Corporate and
($ in millions)	Chemicals	Additives	Pigments	Ceramics	other	Consolidated
Three months ended March 31, 2011	$20.0	$6.0	$17.2	$10.0	$1.0	$54.2
Three months ended March 31, 2010	8.7	4.8	13.6	6.0	1.2	34.3

We will incur future costs for capital improvements and general compliance under SHE laws. For the year ended December 31, 2010, our capital expenditures for SHE matters totaled $19.2 million, excluding costs to maintain and repair pollution control equipment. For 2011, we estimate capital expenditures for compliance with SHE laws to be at similar levels; however, because capital expenditures for these matters are subject to changes in and new SHE laws, we cannot provide assurance that our recent expenditures will be indicative of future amounts required to comply with any such laws. See Note 16, “Commitments and Contingencies,” “Regulatory Developments” for further discussion.

Foreign currency related transactions

As of March 31, 2011, $729.3 million of the debt outstanding is denominated in Euros.

Recent Accounting Standards

See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for a discussion of recent accounting standards.

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of March 31, 2011, the Company had approximately $38.1 million of letters of credit and other bank guarantees, of which $37.4 million will expire in 2011 through 2015. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $33.2 million that reduced our availability under our senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows, as the Company anticipates fulfilling its performance obligations.

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

The significant accounting policies of the Company are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2010 Form 10-K. There have been no significant changes to these critical accounting policies and estimates as of March 31, 2011.

One of our critical accounting policies relates to the impairment of goodwill, property, plant and equipment and other intangible assets. The recoverability of goodwill is reviewed on an annual basis during the fourth quarter. Additionally, the recoverability of goodwill, property, plant and equipment and other intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. As discussed above, the recoverability of other intangible assets is reviewed when events or changes in circumstances occur indicating that the carrying value of the assets may not be recoverable. We performed recoverability tests of intangible assets in our Viance timber treatment chemicals venture and concluded that there was no impairment of those assets. We will continue to monitor the recoverability of these assets if events or circumstances indicate that the carrying value of such assets may not be recoverable.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in the Company’s 2010 Form 10-K. There have been no significant changes to these market risks as of March 31, 2011.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011 and concluded that, as of March 31, 2011, our disclosure controls and procedures are effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to product liability, intellectual property and environmental matters. In addition, we may be required to make indemnity payments in connection with certain product liability and environmental claims. See Item 1, “Business,” and Item 1A, “Risk Factors,” “Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested”; “Product Liability— Due to the nature of our business and products, we may be liable for damages arising out of product liability claims”; and “Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims” in our 2010 Form 10-K.

Advertising Matter

On March 3, 2009, Osmose, Inc. (“OI”) filed an action against Viance, the joint venture in the Timber Treatment Chemicals business, Rockwood Holdings, Inc., and certain individuals, in the U.S. District Court, Northern District of Georgia, claiming that recent advertisements by Viance comparing its ACQ product and OI’s MCQ product were false and misleading in violation of the Lanham Act, constituted unfair competition, violated the Georgia Deceptive Trade Practices Act, were defamatory and that Viance tortiously interfered with OI’s business relationships. OI is seeking damages, including their attorney’s fees and costs and punitive damages. OI also sought a temporary restraining order (“TRO”) and a preliminary injunction prohibiting Viance from continuing to make certain claims in advertisements related to their MCQ product. On March 20, 2009, the district court granted Osmose’s motion for a TRO. Viance raised certain counterclaims related to OI’s advertisements and both parties’ claims were heard. In September 2009, the district court issued a preliminary injunction prohibiting Viance from making certain claims related to MCQ in its advertisements and denied Viance’s request for a preliminary injunction related to certain claims in Osmose’s advertisements, which Viance subsequently appealed. The U.S. Court of Appeals, Eleventh Circuit heard oral arguments on May 20, 2010 and rendered its decision on July 30, 2010 remanding in part, affirming in part, and vacating in part the preliminary injunction. The trial court entered an order revising the preliminary injunction and an order lifting the stay and commencing discovery.  In April 2011, the parties executed a settlement agreement and the resolution of this matter did not have a material effect on our business or financial condition.

We do not believe that any individual legal proceeding, government action or arbitration is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition. However, we cannot predict the outcome of any legal proceeding or the potential for future proceedings. See Note 15, “Commitments and Contingencies,” in this Form 10-Q and Item 3, Legal Proceedings in our 2010 Form 10-K.

Item 1A. Risk Factors.

A discussion of the Company’s risk factors is included in the Company’s Form 10-K for the year ended December 31, 2010. There have been no material changes to these risk factors.

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
Date: May 12, 2011

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: May 12, 2011

Exhibit Index

Exhibit No.	Description of Exhibit
10.1*	Rockwood Retirement Plan (formerly known as the Profit Sharing/401(k) Plan for Employees of Rockwood Specialties, Inc.), as amended and restated effective as of January 1, 2011.

10.2*	Amendment No. 1 to the Rockwood Retirement Plan (formerly known as the Profit Sharing/401(k) Plan for Employees of Rockwood Specialties, Inc.), effective as of January 1, 2011.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

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