Form 10-Q
period 2011-09-30
ROCKWOOD SPECIALTIES GROUP INC
filed 2011-10-26
CIK 1261302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The Registrant’s common stock, par value $0.01 per share, is not publically traded. As of October 24, 2011, there were 1,910 outstanding shares of common stock of the Registrant, all of which are held by its parent company, Rockwood Specialties International, Inc.

TABLE OF CONTENTS

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$940.9	$801.2	$2,854.9	$2,393.3
Cost of products sold	609.4	535.2	1,856.7	1,601.5
Gross profit	331.5	266.0	998.2	791.8
Selling, general and administrative expenses	176.0	167.7	537.8	501.8
Restructuring and other severance costs	4.5	1.5	9.5	2.8
Asset write-downs and other	—	0.1	0.3	2.4
Operating income	151.0	96.7	450.6	284.8
Other expenses, net:
Interest expense, net (a)	(26.3)	(38.6)	(74.0)	(116.7)
Loss on early extinguishment/modification of debt	(0.1)	(1.6)	(16.6)	(1.6)
Foreign exchange (loss) gain on financing activities, net	(2.4)	0.9	1.8	0.8
Other, net	—	—	(0.1)	0.5
Other expenses, net	(28.8)	(39.3)	(88.9)	(117.0)
Income from continuing operations before taxes	122.2	57.4	361.7	167.8
Income tax provision	34.4	16.4	101.0	46.4
Income from continuing operations	87.8	41.0	260.7	121.4
Income from discontinued operations, net of tax	—	2.5	0.9	13.6
Gain on sale of discontinued operations, net of tax	—	—	119.4	—
Net income	87.8	43.5	381.0	135.0
Net income attributable to noncontrolling interest	(11.9)	(3.0)	(32.6)	(5.2)
Net income attributable to Rockwood Specialties Group, Inc.	$75.9	$40.5	$348.4	$129.8

Amounts attributable to Rockwood Specialties Group, Inc.:
Income from continuing operations	$75.9	$38.0	$228.1	$116.2
Income from discontinued operations	—	2.5	120.3	13.6
Net income	$75.9	$40.5	$348.4	$129.8

(a) Interest expense, net includes:
Interest expense on debt, net	$(21.2)	$(38.4)	$(71.3)	$(121.1)
Mark-to-market (losses) gains on interest rate swaps	(3.9)	1.2	1.0	8.9
Deferred financing costs	(1.2)	(1.4)	(3.7)	(4.5)
Total	$(26.3)	$(38.6)	$(74.0)	$(116.7)

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$330.4	$303.2
Accounts receivable, net	512.5	436.8
Inventories	608.7	541.8
Deferred income taxes	22.3	82.7
Prepaid expenses and other current assets	60.1	79.1
Assets of discontinued operations	—	154.1
Total current assets	1,534.0	1,597.7
Property, plant and equipment, net	1,588.1	1,566.9
Goodwill	877.3	877.1
Other intangible assets, net	536.8	587.6
Deferred financing costs, net	15.7	17.2
Deferred income taxes	17.8	18.3
Other assets	42.2	38.5
Total assets	$4,611.9	$4,703.3
LIABILITIES
Current liabilities:
Accounts payable	$223.7	$249.6
Income taxes payable	46.3	20.2
Accrued compensation	157.4	165.2
Accrued expenses and other current liabilities	217.8	208.1
Deferred income taxes	2.6	2.6
Long-term debt, current portion	64.8	465.7
Liabilities of discontinued operations	—	27.6
Total current liabilities	712.6	1,139.0
Long-term debt	1,664.4	1,695.3
Pension and related liabilities	403.7	399.6
Deferred income taxes	110.1	77.9
Other liabilities	100.8	102.5
Total liabilities	2,991.6	3,414.3
EQUITY
Rockwood Specialties Group, Inc. stockholders’ equity:
Common stock ($0.01 par value, 5,000 shares authorized, 1,910 shares issued and oustanding)	—	—
Paid-in capital	1,044.0	1,044.0
Accumulated other comprehensive income	96.9	135.7
Retained earnings (deficit)	168.3	(180.1)
Total Rockwood Specialties Group, Inc. stockholders’ equity	1,309.2	999.6
Noncontrolling interest	311.1	289.4
Total equity	1,620.3	1,289.0
Total liabilities and equity	$4,611.9	$4,703.3

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine months ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$381.0	$135.0
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(0.9)	(13.6)
Gain on sale of discontinued operations, net of tax	(119.4)	—
Depreciation and amortization	200.2	188.4
Deferred financing costs amortization	3.7	4.5
Loss on early extinguishment/modification of debt	16.6	1.6
Foreign exchange gain on financing activities, net	(1.8)	(0.8)
Fair value adjustment of derivatives	(1.0)	(8.9)
Bad debt provision	—	(0.6)
Stock-based compensation	9.8	9.6
Deferred income taxes	21.3	23.9
Asset write-downs and other	0.3	2.4
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	(79.6)	(68.9)
Inventories	(71.4)	(20.4)
Prepaid expenses and other assets	3.5	(3.5)
Accounts payable	(18.8)	(12.1)
Income taxes payable	34.6	0.4
Accrued expenses and other liabilities	(3.8)	127.2
Net cash provided by operating activities of continuing operations	374.3	364.2
Net cash (used in) provided by operating activities of discontinued operations	(1.8)	3.3
Net cash provided by operating activities	372.5	367.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(191.4)	(116.1)
Government grants received	9.8	1.5
Acquisitions, including payments for prior acquisitions	(0.8)	(0.9)
Proceeds on sale of assets	0.7	2.0
Net cash used in investing activities of continuing operations	(181.7)	(113.5)
Net cash provided by (used in) investing activities of discontinued operations, representing net sale proceeds in 2011	300.7	(1.6)
Net cash provided by (used in) investing activities	119.0	(115.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Titanium Dioxide Pigments revolving credit facility	—	(14.3)
Prepayment of senior secured debt	(408.9)	(200.2)
Repayment of senior secured debt	(25.7)	(30.3)
Proceeds from borrowings	—	19.3
Payments on other long-term debt	(2.9)	(45.2)
Loan repayments to noncontrolling shareholders	(5.0)	—
Deferred financing costs	(5.3)	(0.3)
Fees related to early extinguishment/modification of debt	(13.4)	—
Distributions to noncontrolling shareholders	(9.8)	—
Net cash used in financing activities	(471.0)	(271.0)
Effect of exchange rate changes on cash and cash equivalents	(9.9)	(1.1)
Net increase (decrease) in cash and cash equivalents	10.6	(19.7)
Less net (decrease) increase in cash and cash equivalents from discontinued operations	(16.6)	1.7
Increase (decrease) in cash and cash equivalents from continuing operations	27.2	(21.4)
Cash and cash equivalents of continuing operations, beginning of period	303.2	286.2
Cash and cash equivalents of continuing operations, end of period	$330.4	$264.8

Supplemental disclosures of cash flow information:
Interest paid	$73.1	$112.8
Income taxes paid, net of refunds	45.1	26.3
Non-cash investing activities:
Acquisition of capital equipment	21.9	12.1

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in millions)

(Unaudited)

	2011			2010
	Rockwood			Rockwood
	Specialties			Specialties
	Group, Inc.			Group, Inc.
	Stockholder’s	Noncontrolling	Total	Stockholder’s	Noncontrolling	Total
	Equity	Interest	Equity	Equity	Interest	Equity
Balance at January 1	$999.6	$289.4	$1,289.0	$832.0	$290.0	$1,122.0

Net income	348.4	32.6	381.0	129.8	5.2	135.0
Other comprehensive (loss) income, net of tax	(38.8)	0.1	(38.7)	(48.2)	0.6	(47.6)
Comprehensive income	309.6	32.7	342.3	81.6	5.8	87.4
Distributions to noncontrolling shareholders	—	(9.9)	(9.9)	—	—	—
Foreign currency translation	—	(1.1)	(1.1)	—	(5.8)	(5.8)
Balance at September 30	$1,309.2	$311.1	$1,620.3	$913.6	$290.0	$1,203.6

See accompanying notes to condensed consolidated financial statements.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS:

Basis of Presentation— Rockwood Specialties Group, Inc., which may be referred to as “Rockwood” or the “Company” prepared these unaudited condensed consolidated financial statements following the requirements of the Securities Exchange Commission and United States generally accepted accounting principles (“U.S. GAAP’) for interim reporting. The Company is an indirect wholly-owned subsidiary of Rockwood Holdings, Inc. (“Holdings”). Under those rules, certain footnotes and other financial information that are normally required for annual financial statements can be condensed or omitted. The Company is responsible for the condensed consolidated financial statements included in this Form 10-Q. These condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position as of September 30, 2011 and December 31, 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. All intercompany balances and transactions have been eliminated. Material subsequent events are evaluated through the report issuance date and disclosed where applicable. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Annual Report on Form 10-K.  Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited condensed consolidated financial statements may not be indicative of the full year results.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include, among other things, assessing the collectability of accounts receivable, the use and recoverability of inventory, the valuation of deferred tax assets, the measurement of the accrual for uncertain tax benefits, impairment of goodwill as well as property, plant and equipment and other intangible assets, the accrual of environmental and legal reserves and the useful lives of tangible and intangible assets, among others. Actual results could differ from those estimates. Such estimates also include the fair value of assets acquired and liabilities assumed allocated to the purchase price of business combinations consummated.

The Company’s noncontrolling interest represents the total of the noncontrolling party’s interest in certain investments (principally the Titanium Dioxide Pigments venture and the Viance, LLC timber treatment joint venture) that are consolidated but less than 100% owned.

The Company’s condensed consolidated financial statements have been reclassified to reflect discontinued operations for all periods presented as a result of the sale of the plastic compounding business in January 2011. See Note 3, “Discontinued Operations,” for further details. In addition, certain prior year amounts in the condensed consolidated statements of cash flows have been reclassified to conform to current year presentation in connection with government grants received.

Unless otherwise noted, all balance sheet-related items which are denominated in Euros are translated at the September 30, 2011 exchange rate of €1.00 = $1.3387.

Recently Issued Accounting Standards:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that substantially converged the requirements for fair value measurement and disclosure between the FASB and the International Accounting Standards Board (“IASB”).  This ASU is largely consistent with existing fair value measurement principles under U.S. GAAP. This ASU is effective for the Company in its first quarter beginning January 1, 2012 and is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued an ASU that addressed the presentation of comprehensive income in the financial statements. This accounting update allows an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, this ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU is effective for the Company in its first quarter beginning January 1, 2012 and is not expected to have a material impact on the Company’s financial statements other than modifying the presentation of comprehensive income.

In September 2011, the FASB issued an ASU that requires additional disclosures about an employer’s participation in a multiemployer pension plan.  Previously, disclosures were limited to the historical contributions made to the multiemployer pension plans. The Company will begin to provide the required additional disclosures for its multiemployer pension plans beginning with its 2011 Annual Report on Form 10-K.

In September 2011, the FASB issued an ASU that allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this new ASU, if a Company chooses the qualitative method, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company does not expect this ASU to have a material impact on its financial statements.

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

Comprehensive (loss) income is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010
Net income	$87.8	$43.5	$381.0	$135.0
Pension related adjustments, net of tax	2.4	(2.4)	—	1.4
Foreign currency translation (a)	(71.2)	65.7	(29.0)	(11.9)
Intercompany foreign currency loans	(64.8)	81.5	0.4	(39.5)
Net investment hedges, net of tax	1.5	(20.7)	(10.6)	0.8
Foreign exchange contracts, net of tax	(1.4)	1.9	0.5	1.6
Comprehensive (loss) income	(45.7)	169.5	342.3	87.4
Comprehensive income attributable to noncontrolling interest	(11.5)	(3.6)	(32.7)	(5.8)
Comprehensive (loss) income attributable to Rockwood Specialties Group, Inc.	$(57.2)	$165.9	$309.6	$81.6

(a)     Includes $10.1 million reclassified to net income in the nine months ended September 30, 2011 related to the sale of the plastic compounding business in January 2011.

3.  DISCONTINUED OPERATIONS:

As discussed in the Company’s 2010 Annual Report on Form 10-K, the Company completed the sale of its plastic compounding business on January 7, 2011. The Company’s financial statements have been reclassified to reflect the plastic compounding business as discontinued operations for all periods presented.

The results of the plastic compounding business are included in income from discontinued operations for the nine months ended September 30, 2011. The sale of this business resulted in a net gain of $119.4 million (net of taxes of $77.8 million, a portion of which will be offset through the utilization of net operating losses of $76.5 million). The valuation allowance related to these net operating losses was reversed in the fourth quarter of 2010 as a benefit to income taxes in continuing operations.  Included in the gain is a tax benefit of $4.0 million associated with a re-filing of the Company’s Alternative Minimum Tax position made in connection with the sale of the plastic compounding business.

Operating results of the discontinued operations are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
($ in millions)	2010	2011	2010
Net sales	$59.7	$3.9	$176.0
Cost of products sold	49.0	3.4	142.9
Gross profit	10.7	0.5	33.1
Selling, general and administrative expenses	3.9	0.3	12.5
Income before taxes	6.8	0.2	20.6
Income tax provision (benefit)	4.3	(0.7)	7.0
Net income	$2.5	$0.9	$13.6

Income from discontinued operations, net of tax, of $0.9 million for the nine months ended September 30, 2011 includes $0.7 million related to the reversal of certain tax reserves in connection with the sale of the Electronics business in December 2007 and $0.2 million from operating the plastic compounding business that was sold on January 7, 2011.

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

Items that cannot be readily attributed to individual segments have been classified as “Corporate and other.” Corporate and other operating loss primarily represents payroll, professional fees and other operating expenses of centralized functions such as treasury, tax, legal, internal audit and consolidation accounting as well as the cost of operating the Company’s central offices (including some costs maintained based on legal or tax considerations). The primary components of Corporate and other, in addition to operating loss, are interest expense on external debt (including the amortization of deferred financing costs), foreign exchange losses or gains and mark-to-market gains or losses on derivatives. The Corporate and other classification also includes the results of operations, assets (primarily real estate) and liabilities (including pension and environmental) of legacy businesses formerly belonging to the Dynamit Nobel businesses that were acquired in 2004, the wafer reclaim business and the rubber/thermoplastics compounding business.

Summarized financial information for each of the reportable segments is provided in the following tables:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010
Net Sales:
Specialty Chemicals	$333.0	$283.6	$1,025.0	$860.5
Performance Additives	200.7	187.8	614.7	564.4
Titanium Dioxide Pigments	252.6	192.7	735.4	564.1
Advanced Ceramics	146.2	131.0	455.3	385.3
Corporate and other	8.4	6.1	24.5	19.0
Total	$940.9	$801.2	$2,854.9	$2,393.3

The Company uses Adjusted EBITDA on a segment basis to assess the ongoing performance of the Company’s business segments and reporting units. Because the Company views Adjusted EBITDA on a segment basis as an operating performance measure, the Company uses income (loss) from continuing operations before taxes as the most comparable U.S. GAAP measure. The summary of segment information below includes “Adjusted EBITDA,” a financial measure used by the Company’s chief decision maker and senior management to evaluate the operating performance of each segment. See Note 3, “Segment Information,” in the Company’s 2010 Annual Report on Form 10-K for a discussion of the use of Adjusted EBITDA as a non-GAAP financial measure.

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010
Adjusted EBITDA:
Specialty Chemicals	$86.5	$70.8	$265.8	$218.0
Performance Additives	36.5	34.1	117.4	100.6
Titanium Dioxide Pigments	74.9	34.2	193.1	94.5
Advanced Ceramics	47.5	40.3	146.4	117.9
Corporate and other	(18.5)	(18.8)	(55.6)	(50.3)
Total (a)	$226.9	$160.6	$667.1	$480.7

(a)     This amount does not include $8.5 million for the three months ended September 30, 2010 and $0.2 million and $25.6 million for the nine months ended September 30, 2011 and 2010, respectively, of Adjusted EBITDA from the former plastic compounding business which was sold on January 7, 2011.

	Identifiable Assets as of
	September 30,	December 31,
($ in millions)	2011	2010
Specialty Chemicals	$2,228.0	$2,107.7
Performance Additives	753.9	759.4
Titanium Dioxide Pigments	962.6	897.4
Advanced Ceramics	842.5	828.8
Corporate and other (a)	305.8	376.2
Eliminations (b)	(480.9)	(420.3)
Total (c)	$4,611.9	$4,549.2

(a)     Corporate and other identifiable assets primarily represent deferred financing costs that have been capitalized in connection with corporate external debt financing, deferred income tax assets and cash balances maintained in accordance with centralized cash management techniques.

(b)     Amounts contained in the “Eliminations” line represent the individual subsidiaries’ retained interest in their cumulative net cash balance (deposits less withdrawals) included in the corporate centralized cash system and within the identifiable assets of the respective segment. These amounts are eliminated as the corporate centralized cash system is included in the Corporate and other segment’s identifiable assets.

(c)     This amount does not include $154.1 million of identifiable assets as of December 31, 2010 from the plastic compounding business sold on January 7, 2011. Total identifiable assets including these amounts were $4,703.3 million as of December 31, 2010.

Geographic information regarding net sales based on seller’s location and long-lived assets are described in Note 3, “Segment Information,” in the Company’s 2010 Annual Report on Form 10-K.

Major components within the reconciliation of income (loss) from continuing operations before taxes to Adjusted EBITDA (described more fully below) include systems/organization establishment expenses, interest expense on external debt, foreign exchange losses or gains, and refinancing expenses related to external debt.

			Titanium
	Specialty	Performance	Dioxide	Advanced	Corporate
($ in millions)	Chemicals	Additives	Pigments	Ceramics	and other	Consolidated
Three months ended September 30, 2011
Income (loss) from continuing operations before taxes	$54.7	$18.3	$47.2	$27.4	$(25.4)	$122.2
Interest expense, net (a)	8.5	2.2	6.1	5.2	4.3	26.3
Depreciation and amortization	19.6	14.6	18.2	13.3	1.3	67.0
Restructuring and other severance costs (b)	2.9	1.1	—	0.4	0.1	4.5
Systems/organization establishment expenses (c)	0.1	0.2	—	—	—	0.3
Acquisition and disposal costs	—	—	—	0.1	0.1	0.2
Loss on early extinguishment/modification of debt	0.1	—	—	—	—	0.1
Asset write-downs and other	(0.1)	—	—	0.1	—	—
Foreign exchange loss on financing activities, net	0.5	0.2	—	1.0	0.7	2.4
Other (d)	0.2	(0.1)	3.4	—	0.4	3.9
Total Adjusted EBITDA	$86.5	$36.5	$74.9	$47.5	$(18.5)	$226.9
Three months ended September 30, 2010
Income (loss) from continuing operations before taxes	$37.6	$11.8	$14.0	$20.8	$(26.8)	$57.4
Interest expense, net (a)	15.1	7.6	4.2	6.8	4.9	38.6
Depreciation and amortization	18.4	14.0	16.2	12.0	1.2	61.8
Restructuring and other severance costs (b)	0.1	0.3	—	0.7	0.4	1.5
Systems/organization establishment expenses (c)	0.1	—	—	—	—	0.1
Acquisition and disposal costs	(0.1)	0.1	—	—	0.4	0.4
Loss on early extinguishment/modification of debt (e)	0.7	0.3	—	0.4	0.2	1.6
Asset write-downs and other	0.1	—	—	—	—	0.1
Foreign exchange (gain) loss on financing activities, net	(1.2)	(0.1)	—	(0.4)	0.8	(0.9)
Other	—	0.1	(0.2)	—	0.1	—
Total Adjusted EBITDA (f)	$70.8	$34.1	$34.2	$40.3	$(18.8)	$160.6
Nine months ended September 30, 2011
Income (loss) from continuing operations before taxes	$165.0	$61.8	$126.6	$83.6	$(75.3)	$361.7
Interest expense, net (a)	26.5	6.9	9.2	16.8	14.6	74.0
Depreciation and amortization	58.8	43.3	53.6	40.4	4.1	200.2
Restructuring and other severance costs (b)	7.0	1.9	—	0.5	0.1	9.5
Systems/organization establishment expenses (c)	0.4	0.6	0.3	—	—	1.3
Acquisition and disposal costs	0.1	—	—	0.1	0.2	0.4
Loss on early extinguishment/modification of debt (g)	7.8	1.7	—	4.0	3.1	16.6
Asset write-downs and other	0.1	—	—	0.2	—	0.3
Foreign exchange (gain) loss on financing activities, net	(0.5)	1.2	—	0.8	(3.3)	(1.8)
Other (d)	0.6	—	3.4	—	0.9	4.9
Total Adjusted EBITDA (f)	$265.8	$117.4	$193.1	$146.4	$(55.6)	$667.1
Nine months ended September 30, 2010
Income (loss) from continuing operations before taxes	$115.8	$30.6	$32.3	$58.4	$(69.3)	$167.8
Interest expense, net (a)	46.4	22.9	12.1	22.2	13.1	116.7
Depreciation and amortization	54.9	42.9	50.0	36.5	4.1	188.4
Restructuring and other severance costs (b)	0.7	0.8	—	0.8	0.5	2.8
Systems/organization establishment expenses (h)	0.8	0.3	0.3	0.1	—	1.5
Acquisition and disposal costs	0.4	0.1	—	—	0.5	1.0
Loss on early extinguishment/modification of debt (e)	0.7	0.3	—	0.4	0.2	1.6
Asset write-downs and other (i)	0.2	2.1	—	—	0.1	2.4
Foreign exchange (gain) loss on financing activities, net	(1.3)	—	—	(0.5)	1.0	(0.8)
Other (j)	(0.6)	0.6	(0.2)	—	(0.5)	(0.7)
Total Adjusted EBITDA (f)	$218.0	$100.6	$94.5	$117.9	$(50.3)	$480.7

(a)                Includes losses of $3.9 million for the three months ended September 30, 2011 and gains of $1.2 million for the three months ended September 30, 2010, and gains of $1.0 million and $8.9 million for the nine months ended September 30, 2011 and 2010, respectively, representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency swaps.

(b)               See Note 14, “Restructuring and Other Severance Costs,” for further details.

(c)                Primarily relates to costs incurred in conjunction with the integration of businesses acquired.

(d)               Primarily relates to professional fees incurred in connection with exploring strategic options.

(e)                Represents the write-off of deferred financing costs associated with the voluntary prepayment of $200.2 million of senior secured term loans in July 2010.

(f)                  This amount does not include $8.5 million for the three months ended September 30, 2010, respectively, and $0.2 million and $25.6 million for the nine months ended September 30, 2011 and 2010, respectively, of Adjusted EBITDA from the former plastic compounding business which was sold on January 7, 2011.

(g)               Represents fees of $13.5 million and the write-off of deferred financing costs of $3.1 million in connection with the refinancing of the senior secured credit facility and the repayment of the senior secured term loans in February 2011.

(h)               Primarily related to costs incurred in conjunction with reorganizing certain business functions within the Specialty Chemicals segment and the integration of the Titanium Dioxide Pigments venture.

(i)                   Primarily relates to the elimination of a duplicate manufacturing facility in the Performance Additives segment.

(j)                   The Company recorded income of $0.7 million primarily related to a gain recorded on the sale of an investment previously accounted for under the equity method in the Specialty Chemicals segment and the reversal of a reserve covering legacy obligations assumed in connection with the acquisition of the Dynamit Nobel businesses in 2004.

5.  VARIABLE INTEREST ENTITIES:

See Note 4, “Variable Interest Entities,” in the Company’s 2010 Annual Report on Form 10-K for a detailed discussion of each of the following entities:

Viance LLC Joint Venture

At September 30, 2011 and December 31, 2010, no consolidated assets of the Company were pledged as collateral for any obligations of Viance and the general creditors of Viance had no recourse against the Company.  All intercompany accounts, balances and transactions have been eliminated. Viance’s assets can only be used to settle direct obligations of Viance.

The carrying values of the assets and liabilities of the Viance joint venture included in the condensed consolidated balance sheets are as follows:

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$8.6	$6.6
Accounts receivable, net	8.4	7.1
Inventories	1.8	0.8
Prepaid expenses and other current assets	0.5	9.8
Total current assets	19.3	24.3
Property, plant and equipment, net	1.6	1.9
Other intangible assets, net	66.7	71.6
Other assets	1.6	1.7
Total assets	$89.2	$99.5
LIABILITIES
Current liabilities:
Accounts payable	$1.0	$0.9
Income taxes payable	0.1	0.1
Accrued compensation	1.0	1.1
Accrued expenses and other current liabilities	2.4	6.1
Long-term debt, current portion	—	2.0
Total current liabilities	4.5	10.2
Deferred income taxes	0.1	0.1
Other liabilities	0.9	0.9
Total liabilities	$5.5	$11.2

Titanium Dioxide Pigments Venture

In conjunction with this venture, there is a power plant that is legally owned and operated by a Finnish power cooperative.  Kemira is a cooperative participant and has an interest in the power plant via ownership of a special share class. The venture purchased $11.3 million and $8.6 million of energy from Kemira Oyj (“Kemira”) in the three months ended September 30, 2011 and 2010, respectively, and $32.8 million and $26.9 million of energy from Kemira in the nine months ended September 30, 2011 and 2010, respectively. Minimum annual payments under the energy agreement are approximately $16.1 million. In connection with this energy arrangement, the venture has approximately $28.7 million (including a contractual advance of $16.0 million made in 2009) of non-interest bearing notes receivable from Kemira that are due in August 2028. The carrying value of the notes receivable were $5.9 million at September 30, 2011. Interest is imputed at an effective rate of 8.96%. The fair value of the note receivable is approximately $9.9 million at September 30, 2011. Apart from routine payables to Kemira or PVO in connection with this agreement, no results or balances of the power plant are reflected in the Company’s condensed consolidated financial statements.

Other

Rockwood’s Specialty Chemicals segment has several unconsolidated ventures. Two of these ventures do not fit the criteria for classification as a VIE as they are financially self-sustaining, “50/50” ventures both as to control and economics. Other ventures manufacture and market products in China and an additional venture is a service provider at a key manufacturing facility. As the parties share risks and benefits disproportionate to their voting interests, the Company has concluded that these ventures are VIEs. However, the Company has also concluded that it should not consolidate these VIEs as it is not the primary beneficiary. The Company does not have the power and/or ability to direct the activities most affecting venture performance due to governance structure and significant expertise provided and/or functions performed by its venture partners. As of September 30, 2011 and December 31, 2010, Rockwood’s aggregate net investment in ventures that are considered variable interest entities but are not consolidated as Rockwood is not the primary beneficiary was $18.9 million and $14.1 million, respectively. These investments are classified as “Other assets” in the condensed consolidated balance sheet and represents Rockwood’s approximate exposure to losses on these investments. Rockwood does not guarantee debt for or have other financial support obligations to these ventures.

6.    FINANCIAL INSTRUMENTS:

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt instruments and derivatives.  Due to their short term maturity, the carrying amount of receivables and payables approximate carrying value. Cash equivalents primarily consist of highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company has exposure to market risk from changes in interest rates and foreign currency exchange rates. As a result, certain derivative financial instruments may be used when available on a cost-effective basis to hedge the underlying economic exposure. These instruments qualify as cash flow and net investment hedges upon meeting certain criteria, including effectiveness of offsetting hedged exposures. Changes in the fair value of derivatives that do not qualify for hedge accounting are recognized in earnings as they occur. Derivative financial instruments are not used for trading purposes.

All financial instruments including, derivatives, are subject to counterparty credit risk which is considered as part of the overall fair value measurement.  Counterparty credit risk is mitigated by entering into derivative contracts with only major financial institutions of investment grade quality and by limiting the amount of exposure to each financial institution. The Company has considered credit adjustments in its determination of the fair value of its derivative assets and liabilities as of September 30, 2011 and December 31, 2010 based on market participant assumptions. In addition, based on the credit evaluation of each counter-party institution as of September 30, 2011 and December 31, 2010, the Company believes the carrying values to be fully realizable.  No counterparty has experienced a significant downgrade since January 1, 2011 and the condensed consolidated financial statements would not be materially impacted if any counterparties failed to perform according to the terms of its agreement. Under the terms of the agreements, posting of collateral is not required by any party whether derivatives are in an asset or liability position.

Interest Rate Swaps Not Designated as Hedging Instruments

Borrowings under the senior secured revolving credit facility and the Titanium Dioxide Pigments venture revolving credit facility are at a variable rate. As of September 30, 2011, there were no outstanding borrowings under the senior secured revolving credit facility or the Titanium Dioxide Pigments venture revolving credit facility. Although we are not required under the terms of any of our long-term debt facilities to hedge, or otherwise protect against interest rate fluctuations in our variable-rate debt, we have entered into interest rate swaps to manage our exposure to changes in interest rates related to certain variable-rate debt. As of September 30, 2011, these contracts cover notional amounts of €210.0 million (at interest rates of 1.40%) and were originally entered into to effectively convert all of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. These contracts will mature in June 2013. As of December 31, 2010, these contracts covered notional amounts of €488.8 million (at interest rates ranging from 1.40% to 4.416%) and were originally entered into to effectively convert a portion of the senior secured credit obligations and all of the obligations under the Titanium Dioxide Pigments term loan facility to fixed rate obligations. The Company has not applied hedge accounting for these interest rate swaps and has recorded the mark-to-market of these derivatives as a component of interest expense in its condensed consolidated statements of operations. The Company may in the future consider adjusting the amounts covered by these derivative contracts to better suit its capital structure. The Company may allow all or a portion of these swaps to lapse, enter into replacement swaps or settle these swaps prior to expiration. After entering into interest rates swaps, the Company had $854.8 million (the majority of which was subject to a Libor floor of 1.00%) and $908.9 million of variable rate debt outstanding as of September 30, 2011 and December 31, 2010, respectively.

In February 2011, in connection with the refinancing of the senior secured credit facility, an interest rate swap with a notional amount of €262.9 million ($354.6 million based on the exchange rate in effect on the date of the payment) was terminated resulting in a payment of €10.8 million ($14.6 million based on the exchange rate in effect on the date of the payment).

Cash Flow Hedges

In October 2010 and January 2011, the Company entered into foreign currency forward contracts to manage its exposure to fluctuations in currency rates on cash flows on certain forecasted sales denominated in currencies other than the functional currency of legal entities in its Specialty Chemicals segment and Titanium Dioxide Pigments segment, respectively. These foreign currency forward contracts hedge the exposure to movements in foreign exchange rates for forecasted transactions that expire in December 2011. As of September 30, 2011 and December 31, 2010, the Company had notional amounts outstanding for foreign currency forward contracts of $3.2 million and $12.5 million, respectively, for its Specialty Chemicals segment. As of September 30, 2011, the Company had notional amounts outstanding for foreign currency forward contracts of $9.0 million for its Titanium Dioxide Pigments segment. The instruments are designated as foreign exchange cash flow hedges and are effective at generating offsetting changes in the cash flows of the hedged item or transaction.

Net Investment Hedges

The Company designated a portion of its Euro-denominated debt that is recorded on its U.S. books as a net investment hedge of its Euro-denominated investments (Euro debt of €14.1 million at September 30, 2011; $18.9 million). As a result, any foreign currency gains and losses resulting from the Euro-denominated debt discussed above are accounted for as a component of accumulated other comprehensive income.

The following table provides the fair value and balance sheet location of the Company’s derivative instruments as of September 30, 2011 and December 31, 2010:

		Asset Derivatives		Liability Derivatives
		Fair Value as of		Fair Value as of
		September 30,	December 31,	September 30,	December 31,
($ in millions)	Balance Sheet Location	2011	2010	2011	2010
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$0.3	$—	$—	$—
	Accrued expenses and other current liabilities	—	—	0.1	0.5
Total derivatives designated as hedging instruments		$0.3	$—	$0.1	$0.5

Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	Accrued expenses and other current liabilities	$—	$—	$1.0	$18.6
	Other liabilities	—	—	0.7	0.9
Total derivatives not designated as hedging instruments		$—	$—	$1.7	$19.5
Total derivatives		$0.3	$—	$1.8	$20.0

The following table provides the gains and losses reported in “Accumulated Other Comprehensive Income” (“AOCI”) within Equity for the three and nine months ended September 30, 2011 and 2010:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives
	and Other Financial Instruments (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(1.4)	$2.9	$0.6	$2.5

Net Investment Hedging Relationships:
Euro-denominated debt	$1.6	$(20.7)	$(10.5)	$0.8

For the three and nine months ended September 30, 2011, gains of $0.9 million and $2.3 million, respectively, were reclassified from accumulated other comprehensive income into income. There were no gains or losses reclassified from accumulated other comprehensive income into income for the three and nine months ended September 30, 2010.

The following table provides the (losses) gains reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010:

	Amount of Gain or (Loss) Recognized in Income on Derivatives				Location of Gain or (Loss)
	Three months ended September 30,		Nine months ended September 30,		Recognized in Income on
($ in millions)	2011	2010	2011	2010	Derivatives
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps	$(3.9)	$1.2	$1.0	$7.3	Interest expense
Cross-currency interest rate swaps	—	—	—	1.6	Interest expense
Foreign exchange contracts	—	(0.1)	—	1.0	Selling, general and administrative expenses
Total derivatives	$(3.9)	$1.1	$1.0	$9.9

The Company follows a fair value measurement hierarchy to measure assets and liabilities. As of September 30, 2011 and December 31, 2010, the assets and liabilities measured at fair value on a recurring basis are derivatives and money market funds. In addition, the Company measures its pension plan assets at fair value (see Note 15, “Employee Benefit Plans” in the Company’s 2010 Annual Report on Form 10-K for further details). The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy as follows:

Level 1 —

Inputs are unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair values of money market funds are based on unadjusted quoted market prices from various financial information service providers and securities exchanges.

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

Level 3 —

Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available. The Company does not have any financial assets or liabilities that are classified as Level 3 inputs as of September 30, 2011 and December 31, 2010.

In accordance with the fair value hierarchy, the following table provides the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of September 30, 2011 and December 31, 2010:

	As of	Fair Value Measurements
($ in millions)	September 30, 2011	Level 1	Level 2	Level 3
Assets
Money market funds	$8.1	$8.1	$—	$—
Foreign exchange contracts	0.3	—	0.3	—
Total assets at fair value	$8.4	$8.1	$0.3	$—

Liabilities
Interest rate swaps	$1.7	$—	$1.7	$—
Foreign exchange contracts	0.1	—	0.1	—
Total liabilities at fair value	$1.8	$—	$1.8	$—

	As of	Fair Value Measurements
($ in millions)	December 31, 2010	Level 1	Level 2	Level 3
Assets
Money market funds	$154.5	$154.5	$—	$—
Total assets at fair value	$154.5	$154.5	$—	$—

Liabilities
Interest rate swaps	$19.5	$—	$19.5	$—
Foreign exchange contracts	0.5	—	0.5	—
Total liabilities at fair value	$20.0	$—	$20.0	$—

Debt

The Company estimates the fair value of its debt under the senior secured credit facilities and Titanium Dioxide Pigments venture facility agreement, based on current interest rates and terms, approximates carrying value. Based on quoted market values at September 30, 2011 and December 31, 2010, the Company estimates the fair value of its 2014 Notes approximated $534.7 million and $547.6 million, respectively. As of September 30, 2011 and December 31, 2010, the principal carrying amount of the 2014 Notes was $534.8 million and $534.7 million, respectively.

7.  INVENTORIES:

Inventories are comprised of the following:

	September 30,	December 31,
($ in millions)	2011	2010
Raw materials	$198.7	$181.6
Work-in-process	87.0	79.9
Finished goods	315.3	272.6
Packaging materials	7.7	7.7
Total	$608.7	$541.8

8.  GOODWILL:

Below are goodwill balances and activity by segment:

	Specialty	Advanced
($ in millions)	Chemicals	Ceramics	Total
Balance, December 31, 2010	$618.5	$258.6	$877.1
Foreign exchange	0.9	(0.7)	0.2
Balance, September 30, 2011	$619.4	$257.9	$877.3

9.  OTHER INTANGIBLE ASSETS, NET:

Other intangible assets, net consist of:

	As of September 30, 2011			As of December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
($ in millions)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and other intellectual property	$371.0	$(175.5)	$195.5	$369.5	$(154.2)	$215.3
Trade names and trademarks	131.4	(41.8)	89.6	131.4	(37.2)	94.2
Customer relationships	344.3	(146.4)	197.9	360.4	(140.4)	220.0
Supply agreements	60.4	(21.9)	38.5	60.4	(17.6)	42.8
Other	51.0	(35.7)	15.3	45.8	(30.5)	15.3
Total	$958.1	$(421.3)	$536.8	$967.5	$(379.9)	$587.6

Amortization of other intangible assets was $19.5 million and $19.1 million for the three months ended September 30, 2011 and 2010, respectively, and $58.9 million and $57.9 million for the nine months ended September 30, 2011 and 2010, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

($ in millions)	Amortization
Year ending	Expense
2011	$77.1
2012	72.5
2013	68.7
2014	60.3
2015	54.9

10.  LONG-TERM DEBT:

Long-term debt and loans payable are summarized as follows:

	September 30,	December 31,
($ and € in millions)	2011	2010
Senior secured credit facilities - term loans	$845.8	$1,260.0
2014 Notes (€250.1 and $200.0)	534.8	534.7
Titanium Dioxide Pigments venture term loans (€210.0 and €220.0, respectively)	281.1	294.4
Capitalized lease obligations	37.2	39.4
Other loans	30.3	32.5
	1,729.2	2,161.0
Less current maturities	(64.8)	(465.7)
	$1,664.4	$1,695.3

On February 10, 2011, the Company completed a refinancing of its senior secured credit facility and entered into a new senior secured credit agreement comprised of an $850.0 million term loan and a $180.0 million revolving credit facility, and repaid $408.9 million of existing term loans. In connection with this transaction, the Company recorded a charge of $16.6 million in the nine months ended September 30, 2011 comprised of related fees of $13.5 million and the write-off of deferred financing costs of $3.1 million.

11.  INCOME TAXES:

The effective tax rate for the nine months ended September 30, 2011 and 2010 was 27.9% and 27.7%, respectively. The income tax rate for the nine months ended September 30, 2011 was favorably impacted by a beneficial foreign earnings mix and certain domestic income that was not tax effected due to a valuation allowance. For the nine months ended September 30, 2010, the income tax provision was favorably impacted by a beneficial foreign earnings mix and the favorable settlement of certain tax positions.

For the nine months ended September 30, 2011, the Company decreased its worldwide valuation allowances by $2.7 million. The following table reflects the activity in the valuation allowance for worldwide net operating losses and other deferred income tax assets:

Valuation
($ in millions)	Allowance
Balance as of December 31, 2010	$81.4
Decrease as reflected in income tax expense	(1.7)
Other	(1.0)
Balance as of September 30, 2011	$78.7

In the nine months ended September 30, 2011, based on the Company’s policy and review of available information, including the Company’s steady-state analysis, it was determined that there was not sufficient positive evidence of future taxable income to release the U.S. federal valuation allowance that has been recorded. During the nine months ended September 30, 2011, the Company’s net U.S. federal deferred tax assets and liabilities were maintained at a zero level, other than a noncurrent deferred tax liability relating to goodwill with an indefinite reversal period.

Unrecognized tax benefits at September 30, 2011 were $27.2 million, all of which if recognized, would impact the effective tax rate. The Company had accrued $8.3 million for interest and penalties as of September 30, 2011. The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax provision.

The Company is currently under audit in certain jurisdictions and during the next twelve months it is reasonably possible that resolution of these audits could result in a benefit of up to $2.6 million or a cost of up to $3.2 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

12. STOCK-BASED COMPENSATION:

Under the 2008 Amended and Restated Stock Purchase and Option Plan of Rockwood Holdings, Inc. and Subsidiaries (the “Plan”), Holdings granted stock options, restricted stock and other stock-based awards to the Company’s employees and directors and allowed employees and directors to purchase shares of its common stock. However, Holdings no longer issues equity awards under this

Plan. In April 2009, Holdings adopted the 2009 Stock Incentive Plan (the “New Plan”; together with the Plan, the “Plans”), which has 11,000,000 authorized shares. All equity awards granted after this date have been or will be awarded under the New Plan. See Note 14, “Stock-Based Compensation,” in the Company’s 2010 Annual Report on Form 10-K for further details of the Company’s Plans.

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

The aggregate compensation cost for stock options, restricted stock units and Holdings’ Board of Director stock grants recorded under the Plans caused income from continuing operations before taxes to decrease by $3.4 million and $3.8 million for the three months ended September 30, 2011 and 2010, respectively, and $9.8 million and $9.6 million for the nine months ended September 30, 2011 and 2010, respectively. The total tax benefit recognized related to stock options was $0.4 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively, and $0.9 million and $0.9 million for the nine months ended September 30, 2011 and 2010, respectively.

13.  EMPLOYEE BENEFIT PLANS:

The Company’s overall unfunded position in its defined benefit plans as of September 30, 2011 is $420.3 million and the funded status of our plans is 38%. However, 82% of the Company’s unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $76.2 million, and the funded status is 76%. The funding of the Company’s pension plans was in compliance with local requirements as of September 30, 2011. Almost all of the Company’s pension obligations are long-term in nature. The Company’s annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded its pension expense. Such cash outflows were less than pension expense in 2010 and the nine months ended September 30, 2011. The measurement of our pension obligations and plan assets is dependent on a variety of actuarial assumptions and is performed annually. Therefore, the funded status as of December 31, 2011 could differ significantly.

The following table represents the net periodic benefit costs and related components:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010
Service cost	$2.3	$1.9	$6.8	$5.7
Interest cost	8.5	8.2	25.5	24.9
Expected return on assets	(4.3)	(3.7)	(12.8)	(11.0)
Amortization of actuarial losses	0.7	0.6	2.0	1.7
Amortization of prior service cost	0.2	0.2	0.5	0.5
Other	—	—	—	0.3
Total pension cost	$7.4	$7.2	$22.0	$22.1

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

The following table provides the restructuring and other severance costs for the three and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010
Severance/Relocation	$1.9	$0.1	$5.0	$0.5
Facility closure and other	1.3	1.0	2.5	1.4
Restructuring charge	3.2	1.1	7.5	1.9
Other severance costs	1.3	0.4	2.0	0.9
Total	$4.5	$1.5	$9.5	$2.8

For the three and nine months ended September 30, 2011, the restructuring charges primarily relate to severance and facility closure costs in connection with organizational changes in the Specialty Chemicals and Performance Additives segments.

All restructuring actions still in progress as of September 30, 2011 are expected to be substantially complete within the next twelve months, except for severance and facility closure costs in connection with the future consolidation of the North American Surface Treatment business. However, payouts of certain liabilities resulting from these actions will take place over several years. The majority of the liability balance at September 30, 2011 will be utilized within the next twelve months. Selected information for outstanding liabilities from recent restructuring actions is as follows:

		Facility
	Severance/	Closure
($ in millions)	Relocation	and Other	Total
Liability balance, December 31, 2010	$2.7	$2.1	$4.8
Restructuring charge in 2011	5.0	2.5	7.5
Restructuring charge in 2011 - Discontinued operations	0.6	—	0.6
Utilized	(2.5)	(1.7)	(4.2)
Foreign exchange and other	0.2	—	0.2
Liability balance, September 30, 2011	$6.0	$2.9	$8.9

Restructuring reserves by segment are as follows:

	September 30,	December 31,
($ in millions)	2011	2010
Specialty Chemicals	$5.5	$2.2
Performance Additives	1.0	0.2
Advanced Ceramics	0.3	0.5
Corporate and other	2.1	1.9
	$8.9	$4.8

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

Lanxess Matter

On January 18, 2010, Lanxess Deutschland GmbH filed suit in the District Court of Satakunta, Finland against Sachtleben Pigments Oy (“Sachtleben”), a subsidiary of the Company’s Titanium Dioxide Pigments venture, claiming breach of contract in connection with Sachtleben’s termination of a supply agreement with plaintiff. In October 2010, the Court held a hearing to determine the proper jurisdiction for this matter and later issued its decision in favor of the plaintiff ruling that the case will be heard in the District Court of Satakunta and not in arbitration. In January 2011, Lanxess filed its statement specifying its claims for damages in the amount of €3.2 million ($4.3 million) plus accrued interest and legal fees. In late September 2011, the Court held a hearing on the merits of the case and is expected to render its decision in the fourth quarter of 2011. The Company will continue to vigorously defend this matter. The Company believes Sachtleben has meritorious defenses against the plaintiff’s claims. Although the Company does not believe that resolution of this matter will have a material effect on its business or financial condition, the Company cannot predict the ultimate outcome of this litigation, and the resolution of this matter may have a material effect on its results of operations or cash flows in any quarterly or annual reporting period.

Former Glass Sealants Business

A subsidiary in the Specialty Chemicals segment formerly manufactured sealants for insulating glass. This subsidiary has been named as a defendant in several lawsuits relating to alleged defective sealants that were raised prior to and after the sale of this business in 2003. This subsidiary may be required to pay damage claims asserted by the various plaintiffs. Although the Company expects its subsidiary to have coverage under its product liability insurance policies should damages ultimately be awarded or agreed to, in such an event, its insurance may not cover such claims and, if not, its subsidiary may not have sufficient cash flow to pay these claims. The Company estimates that the possible range of loss from these claims as of September 30, 2011 is from €1.0 million ($1.3 million) to €4.0 million ($5.4 million). Although the Company does not believe that resolution of these matters will have a material effect on its business or financial condition, the Company cannot predict the ultimate outcome of these claims and the resolution of one or more of these claims may have a material effect on its results of operations or cash flows in any quarterly or annual reporting period.

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

Reserves in connection with product liability matters do not individually exceed $1.9 million and in the aggregate $4.1 million as of September 30, 2011. The Company’s reserve estimates are based on available facts, including damage claims and input from its internal and external legal counsel, past experience, and, in some instances where defense costs are being paid by its insurer, known insurance recoveries. The Company is unable to estimate the amount or range of any potential incremental charges should facts and circumstances change and may in the future revise its estimates based on new information becoming available. Further, the Company cannot predict the outcome of any litigation or the potential for future litigation.

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

Rockwood’s pension liability includes defined benefit obligations to employees of a previously divested company which cannot legally be transferred to the owners under local law. The owner of the business had agreed to indemnify the Company for these obligations, however, such company has filed for bankruptcy. Accordingly, as of September 30, 2011, the Company has recorded a reserve of €4.9 million ($6.6 million) against our related receivable of €5.4 million ($7.2 million) due from the current owner. The Company cannot predict the ultimate outcome of this matter. The Company does not believe this matter will have a material effect on its results of operations or cash flows in any quarterly or annual reporting period.

In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows, but may have a material effect on the Company’s results of operations or cash flows in any quarterly or annual reporting period.

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

The following table provides a list of the Company’s present and former facilities with environmental contamination or reclamation obligations for which the Company has reserved for at September 30, 2011:

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

The Company is also responsible for environmental matters at some of its former off-site disposal locations owned by third parties. These sites are considered Superfund sites as defined by the EPA or state regulatory authority. The Company is a potentially responsible party or de minimis participant at the following Superfund locations: Augusta, GA, Niagara Falls, NY and South Gate, CA and has reserves for these matters totaling $0.1 million at September 30, 2011.

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

The Company’s liability estimates are based upon available facts, existing technology, indemnities from third parties, past experience and, in some instances, insurance recoveries where the remediation costs are being paid by its insurers, and are generated by several means, including State-mandated schedules, environmental consultants and internal experts, depending on the circumstances. On a consolidated basis, the Company has accrued $48.9 million and $49.8 million for environmental liabilities as of September 30, 2011 and December 31, 2010, respectively, most of which were classified as other non-current liabilities in the condensed consolidated balance sheets. Of these accruals, $28.2 million and $27.5 million as of September 30, 2011 and December 31, 2010, respectively, represent liabilities discounted using discount rates ranging from 4.2% to 7.5%.

Included in the environmental liabilities are reclamation obligations of $20.8 million and $21.7 million as of September 30, 2011 and December 31, 2010, respectively. These obligations primarily relate to post-closure reclamation of landfills in the Titanium Dioxide Pigments segment and surface mining sites within the Fine Chemicals business in the Specialty Chemicals segment.

The Company’s remediation liabilities are payable over periods of up to 30 years. At a number of the sites described above, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable and could potentially affect the range. The Company estimates that the potential range for such environmental matters as of September 30, 2011 is from $48.9 million to $76.6 million. For the nine months ended September 30, 2011, the Company recorded charges of $2.3 million to increase its environmental liabilities and made payments of $3.1 million for reclamation and remediation costs, which reduced its environmental liabilities. For the nine months ended September 30, 2011, the recurring cost of managing hazardous substances for ongoing operations is $38.9 million.

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

16.  CONSOLIDATING FINANCIAL INFORMATION:

As described in Note 10, “Long-Term Debt,” the Company issued the 2014 Notes in November 2004. The following consolidating financial statements present the results of operations, financial condition and cash flows in separate columns of the parent company (Rockwood Specialties Group, Inc.), which is the issuer of the 2014 Notes, guarantor subsidiaries, elimination adjustments and consolidated totals.

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$164.3	$776.6	$940.9
Cost of products sold	—	112.4	497.0	609.4
Gross profit	—	51.9	279.6	331.5
Selling, general and administrative expenses	—	42.1	133.9	176.0
Restructuring and other severance costs	—	1.2	3.3	4.5
Operating income	—	8.6	142.4	151.0
Other income (expenses), net:
Intergroup interest, net	20.1	(3.9)	(16.2)	—
Interest expense, net	(18.8)	(0.3)	(7.2)	(26.3)
Loss on early extinguishment/modification of debt	—	—	(0.1)	(0.1)
Intergroup other, net	—	4.7	(4.7)	—
Foreign exchange gain on financing activities, net	1.3	—	(3.7)	(2.4)
Other income (expenses), net	2.6	0.5	(31.9)	(28.8)
Income from continuing operations before taxes	2.6	9.1	110.5	122.2
Income tax provision	—	0.9	33.5	34.4
Net income	2.6	8.2	77.0	87.8
Net income attributable to the noncontrolling interest	—	—	(11.9)	(11.9)
Net income attributable to Rockwood Specialties Group, Inc.	$2.6	$8.2	$65.1	$75.9

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$148.2	$653.0	$801.2
Cost of products sold	—	101.5	433.7	535.2
Gross profit	—	46.7	219.3	266.0
Selling, general and administrative expenses	—	42.9	124.8	167.7
Restructuring and other severance costs	—	0.3	1.2	1.5
Asset write-downs and other	—	—	0.1	0.1
Operating income	—	3.5	93.2	96.7
Other income (expenses), net:
Intergroup interest, net	35.6	(13.7)	(21.9)	—
Interest expense, net	(31.6)	(0.6)	(6.4)	(38.6)
Loss on early extinguishment/modification of debt	(0.1)	(0.7)	(0.8)	(1.6)
Intergroup other, net	—	3.4	(3.4)	—
Foreign exchange gain (loss) on financing activities, net	(3.3)	(0.4)	4.6	0.9
Other income (expenses), net	0.6	(12.0)	(27.9)	(39.3)
Income (loss) from continuing operations before taxes	0.6	(8.5)	65.3	57.4
Income tax provision (benefit)	0.1	(2.3)	18.6	16.4
Net income (loss) from continuing operations	0.5	(6.2)	46.7	41.0
Income from discontinued operations, net of tax	—	1.9	0.6	2.5
Net income (loss)	0.5	(4.3)	47.3	43.5
Net income attributable to the noncontrolling interest	—	—	(3.0)	(3.0)
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$0.5	$(4.3)	$44.3	$40.5

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$480.4	$2,374.5	$2,854.9
Cost of products sold	—	327.3	1,529.4	1,856.7
Gross profit	—	153.1	845.1	998.2
Selling, general and administrative expenses	0.1	131.2	406.5	537.8
Restructuring and other severance costs	—	1.8	7.7	9.5
Asset write-downs and other	—	—	0.3	0.3
Operating (loss) income	(0.1)	20.1	430.6	450.6
Other income (expenses), net:
Intergroup interest, net	66.5	(13.2)	(53.3)	—
Interest expense, net	(59.8)	(1.0)	(13.2)	(74.0)
Loss on early extinguishment/modification of debt	(1.3)	(4.9)	(10.4)	(16.6)
Intergroup other, net	113.0	(92.1)	(20.9)	—
Foreign exchange gain (loss) on financing activities, net	5.9	—	(4.1)	1.8
Other, net	—	—	(0.1)	(0.1)
Other income (expenses), net	124.3	(111.2)	(102.0)	(88.9)
Income (loss) from continuing operations before taxes	124.2	(91.1)	328.6	361.7
Income tax provision	0.4	3.6	97.0	101.0
Income (loss) from continuing operations	123.8	(94.7)	231.6	260.7
Income from discontinued operations, net of tax	0.7	0.2	—	0.9
Gain (loss) on sale of discontinued operations, net of tax	45.8	103.2	(29.6)	119.4
Net income	170.3	8.7	202.0	381.0
Net income attributable to the noncontrolling interest	—	—	(32.6)	(32.6)
Net income attributable to Rockwood Specialties Group, Inc.	$170.3	$8.7	$169.4	$348.4

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2010

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net sales	$—	$441.5	$1,951.8	$2,393.3
Cost of products sold	—	303.8	1,297.7	1,601.5
Gross profit	—	137.7	654.1	791.8
Selling, general and administrative expenses	0.1	126.3	375.4	501.8
Restructuring and other severance costs	—	0.4	2.4	2.8
Asset write-downs and other	—	—	2.4	2.4
Operating (loss) income	(0.1)	11.0	273.9	284.8
Other income (expenses), net:
Intergroup interest, net	112.8	(41.6)	(71.2)	—
Interest expense, net	(97.5)	(1.8)	(17.4)	(116.7)
Loss on early extinguishment/modification of debt	(0.1)	(0.7)	(0.8)	(1.6)
Intergroup other, net	—	10.7	(10.7)	—
Foreign exchange gain (loss) on financing activities, net	1.2	(0.6)	0.2	0.8
Other, net	—	—	0.5	0.5
Other income (expenses), net	16.4	(34.0)	(99.4)	(117.0)
Income (loss) from continuing operations before taxes	16.3	(23.0)	174.5	167.8
Income tax provision (benefit)	0.5	(1.1)	47.0	46.4
Net income (loss) from continuing operations	15.8	(21.9)	127.5	121.4
Income from discontinued operations, net of tax	—	10.8	2.8	13.6
Net income (loss)	15.8	(11.1)	130.3	135.0
Net income attributable to the noncontrolling interest	—	—	(5.2)	(5.2)
Net income (loss) attributable to Rockwood Specialties Group, Inc.	$15.8	$(11.1)	$125.1	$129.8

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2011

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$187.9	$142.5	$—	$330.4
Accounts receivable, net	—	89.1	423.4	—	512.5
Inventories	—	122.9	485.8	—	608.7
Deferred income taxes	6.4	7.1	8.8	—	22.3
Prepaid expenses and other current assets	0.1	4.8	55.2	—	60.1
Total current assets	6.5	411.8	1,115.7	—	1,534.0
Property, plant and equipment, net	—	240.6	1,347.5	—	1,588.1
Investment in subsidiary	1,348.5	90.0	—	(1,438.5)	—
Goodwill	—	17.1	860.2	—	877.3
Intergroup receivable	1,701.4	55.6	3,576.0	(5,333.0)	—
Other intangible assets, net	—	69.8	467.0	—	536.8
Deferred financing costs, net	1.0	3.5	11.2	—	15.7
Deferred income taxes	—	—	17.8	—	17.8
Other assets	—	0.9	41.3	—	42.2
Total assets	$3,057.4	$889.3	$7,436.7	$(6,771.5)	$4,611.9
LIABILITIES
Current liabilities:
Accounts payable	$—	$41.9	$181.8	$—	$223.7
Income taxes payable	—	0.6	45.7	—	46.3
Accrued compensation	—	31.4	126.0	—	157.4
Accrued expenses and other current liabilities	6.3	96.9	114.6	—	217.8
Deferred income taxes	—	—	2.6	—	2.6
Long-term debt, current portion	8.5	—	56.3	—	64.8
Total current liabilities	14.8	170.8	527.0	—	712.6
Long-term debt	1,372.0	—	292.4	—	1,664.4
Pension and related liabilities	—	12.9	390.8	—	403.7
Intergroup payable	2.3	816.6	4,514.1	(5,333.0)	—
Deferred income taxes	18.3	(1.2)	93.0	—	110.1
Other liabilities	10.8	27.0	63.0	—	100.8
Total liabilities	1,418.2	1,026.1	5,880.3	(5,333.0)	2,991.6
EQUITY
Rockwood Specialties Group, Inc. stockholder’s equity:
Common stock	—	190.6	164.7	(355.3)	—
Paid-in capital	1,044.0	500.5	582.7	(1,083.2)	1,044.0
Accumulated other comprehensive income	21.2	8.9	66.8	—	96.9
Retained earnings (deficit)	574.0	(836.8)	431.1	—	168.3
Total Rockwood Specialties Group, Inc. stockholder’s equity	1,639.2	(136.8)	1,245.3	(1,438.5)	1,309.2
Noncontrolling interest	—	—	311.1	—	311.1
Total equity	1,639.2	(136.8)	1,556.4	(1,438.5)	1,620.3
Total liabilities and equity	$3,057.4	$889.3	$7,436.7	$(6,771.5)	$4,611.9

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1.5	$50.0	$251.7	$—	$303.2
Accounts receivable, net	—	72.2	364.6	—	436.8
Inventories	—	106.3	435.5	—	541.8
Deferred income taxes	68.5	5.7	8.5	—	82.7
Prepaid expenses and other current assets	3.2	14.4	61.5	—	79.1
Assets of discontinued operations	—	65.6	88.5	—	154.1
Total current assets	73.2	314.2	1,210.3	—	1,597.7
Property, plant and equipment, net	—	228.6	1,338.3	—	1,566.9
Investment in subsidiary	1,355.8	91.0	—	(1,446.8)	—
Goodwill	—	17.9	859.2	—	877.1
Intergroup receivable	1,855.6	183.7	3,812.3	(5,851.6)	—
Other intangible assets, net	—	79.7	507.9	—	587.6
Deferred financing costs, net	1.5	3.4	12.3	—	17.2
Deferred income taxes	6.8	(0.9)	12.4	—	18.3
Other assets	—	1.0	37.5	—	38.5
Total assets	$3,292.9	$918.6	$7,790.2	$(7,298.4)	$4,703.3
LIABILITIES
Current liabilities:
Accounts payable	$—	$35.0	$214.6	$—	$249.6
Income taxes payable	—	—	20.2	—	20.2
Accrued compensation	—	56.4	108.8	—	165.2
Accrued expenses and other current liabilities	31.9	66.4	109.8	—	208.1
Deferred income taxes	—	—	2.6	—	2.6
Long-term debt, current portion	375.1	—	90.6	—	465.7
Liabilities of discontinued operations	—	15.9	11.7	—	27.6
Total current liabilities	407.0	173.7	558.3	—	1,139.0
Long-term debt	1,380.4	—	314.9	—	1,695.3
Pension and related liabilities	—	13.6	386.0	—	399.6
Intergroup payable	2.3	867.3	4,982.0	(5,851.6)	—
Deferred income taxes	13.5	(4.4)	68.8	—	77.9
Other liabilities	10.6	19.7	72.2	—	102.5
Total liabilities	1,813.8	1,069.9	6,382.2	(5,851.6)	3,414.3
EQUITY
Rockwood Specialties Group, Inc. stockholder’s equity:
Common stock	—	190.6	164.7	(355.3)	—
Paid-in capital	1,044.0	492.7	598.8	(1,091.5)	1,044.0
Accumulated other comprehensive income	31.4	10.9	93.4	—	135.7
Retained earnings (deficit)	403.7	(845.5)	261.7	—	(180.1)
Total Rockwood Specialties Group, Inc. stockholder’s equity	1,479.1	(151.3)	1,118.6	(1,446.8)	999.6
Noncontrolling interest	—	—	289.4	—	289.4
Total equity	1,479.1	(151.3)	1,408.0	(1,446.8)	1,289.0
Total liabilities and equity	$3,292.9	$918.6	$7,790.2	$(7,298.4)	$4,703.3

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170.3	$8.7	$202.0	$381.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(0.7)	(0.2)	—	(0.9)
(Gain) loss on sale of discontinued operations, net of tax	(45.8)	(103.2)	29.6	(119.4)
Depreciation and amortization	—	34.4	165.8	200.2
Deferred financing costs amortization	0.2	0.5	3.0	3.7
Loss on early extinguishment/modification of debt	1.3	4.9	10.4	16.6
Foreign exchange (gain) loss on financing activities, net	(5.9)	—	4.1	(1.8)
Fair value adjustment of derivatives	(2.1)	—	1.1	(1.0)
Bad debt provision	—	(0.2)	0.2	—
Stock-based compensation	—	6.7	3.1	9.8
Deferred income taxes	—	1.9	19.4	21.3
Asset write-downs and other	—	—	0.3	0.3
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(16.6)	(63.0)	(79.6)
Inventories	—	(16.5)	(54.9)	(71.4)
Prepaid expenses and other assets	(0.1)	6.0	(2.4)	3.5
Accounts payable	—	4.9	(23.7)	(18.8)
Income taxes payable	3.5	0.6	30.5	34.6
Accrued expenses and other liabilities	(6.0)	(10.3)	12.5	(3.8)
Intercompany operating activities, net	(25.2)	13.7	11.5	—
Net cash provided by (used in) operating activities of continuing operations	89.5	(64.7)	349.5	374.3
Net cash (used in) provided by operating activities of discontinued operations	—	(3.0)	1.2	(1.8)
Net cash provided by (used in) operating activities	89.5	(67.7)	350.7	372.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(39.9)	(151.5)	(191.4)
Government grants received	—	7.0	2.8	9.8
Acquisitions, including payments for prior acquisitions	—	—	(0.8)	(0.8)
Proceeds on sale of assets	—	—	0.7	0.7
Net cash used in investing activities of continuing operations	—	(32.9)	(148.8)	(181.7)
Net cash provided by investing activities of discontinued operations, representing net sale proceeds	65.1	221.0	14.6	300.7
Net cash provided by (used in) investing activities	65.1	188.1	(134.2)	119.0
CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of senior secured debt	(375.4)	—	(33.5)	(408.9)
Repayment of senior secured debt	(5.0)	—	(20.7)	(25.7)
Payments on other long-term debt	—	—	(2.9)	(2.9)
Loan repayments to noncontrolling shareholders	—	—	(5.0)	(5.0)
Deferred financing costs	(5.3)	—	—	(5.3)
Fees related to early extinguishment/modification of debt	(13.3)	—	(0.1)	(13.4)
Distributions to noncontrolling shareholders	—	—	(9.8)	(9.8)
Intercompany financing related activity	244.7	15.1	(259.8)	—
Net cash (used in) provided by financing activities	(154.3)	15.1	(331.8)	(471.0)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(0.1)	(8.0)	(9.9)
Net (decrease) increase in cash and cash equivalents	(1.5)	135.4	(123.3)	10.6
Less net decrease in cash and cash equivalents from discontinued operations	—	(2.5)	(14.1)	(16.6)
(Decrease) increase in cash and cash equivalents from continuing operations	(1.5)	137.9	(109.2)	27.2
Cash and cash equivalents of continuing operations, beginning of period	1.5	50.0	251.7	303.2
Cash and cash equivalents of continuing operations, end of period	$—	$187.9	$142.5	$330.4

ROCKWOOD SPECIALTIES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2010

(Dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15.8	$(11.1)	$130.3	$135.0
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income from discontinued operations, net of tax	—	(10.8)	(2.8)	(13.6)
Depreciation and amortization	—	36.6	151.8	188.4
Deferred financing costs amortization	0.2	1.0	3.3	4.5
Loss on early extinguishment/modification of debt	0.1	0.7	0.8	1.6
Foreign exchange (gain) loss on financing activities, net	(1.2)	0.6	(0.2)	(0.8)
Fair value adjustment of derivatives	(4.2)	—	(4.7)	(8.9)
Bad debt provision	—	(0.6)	—	(0.6)
Stock-based compensation	—	6.3	3.3	9.6
Deferred income taxes	4.4	(2.4)	21.9	23.9
Asset write-downs and other	—	—	2.4	2.4
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions:
Accounts receivable	—	(15.9)	(53.0)	(68.9)
Inventories	—	(5.5)	(14.9)	(20.4)
Prepaid expenses and other assets	(4.4)	13.2	(12.3)	(3.5)
Accounts payable	—	1.3	(13.4)	(12.1)
Income taxes payable	0.3	3.1	(3.0)	0.4
Accrued expenses and other liabilities	8.0	50.7	68.5	127.2
Intercompany operating activities, net	(28.8)	22.4	6.4	—
Net cash (used in) provided by operating activities of continuing operations	(9.8)	89.6	284.4	364.2
Net cash provided by operating activities of discontinued operations	—	1.1	2.2	3.3
Net cash (used in) provided by operating activities	(9.8)	90.7	286.6	367.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(13.0)	(103.1)	(116.1)
Government grants received	—	—	1.5	1.5
Acquisitions, including payments for prior acquisitions	—	—	(0.9)	(0.9)
Proceeds on sale of assets	—	—	2.0	2.0
Net cash used in investing activities of continuing operations	—	(13.0)	(100.5)	(113.5)
Net cash used in investing activities of discontinued operations	—	(1.1)	(0.5)	(1.6)
Net cash used in investing activities	—	(14.1)	(101.0)	(115.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Titanium Dioxide Pigments revolving credit facility	—	—	(14.3)	(14.3)
Prepayment of senior secured debt	(200.2)	—	—	(200.2)
Repayment of senior secured debt	(8.3)	—	(22.0)	(30.3)
Proceeds from other borrowings	—	—	19.3	19.3
Payments on other long-term debt	—	—	(45.2)	(45.2)
Deferred financing costs	(0.3)	—	—	(0.3)
Intercompany financing related activity	204.5	56.9	(261.4)	—
Net cash (used in) provided by financing activities	(4.3)	56.9	(323.6)	(271.0)
Effect of exchange rate changes on cash and cash equivalents	0.8	(0.6)	(1.3)	(1.1)
Net (decrease) increase in cash and cash equivalents	(13.3)	132.9	(139.3)	(19.7)
Less net increase in cash and cash equivalents from discontinued operations	—	—	1.7	1.7
(Decrease) increase in cash and cash equivalents from continuing operations	(13.3)	132.9	(141.0)	(21.4)
Cash and cash equivalents of continuing operations, beginning of period	19.8	37.8	228.6	286.2
Cash and cash equivalents of continuing operations, end of period	$6.5	$170.7	$87.6	$264.8

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In January 2011, we completed the sale of our plastic compounding business. As a result, our consolidated financial statements have been reclassified to reflect these businesses as discontinued operations for all periods presented. See Note 3, “Discontinued Operations,” for further details.

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in “Forward-Looking Statements” at the end of this Management Discussion and Analysis (“MD&A”) section and the risk factors section of the Company’s 2010 Annual Report on Form 10-K. You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report.

Unless otherwise noted, all balance sheet items as of September 30, 2011 which are denominated in Euros are translated at the September 30, 2011 exchange rate of €1.00 = $1.3387.

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

Specialty Chemicals

•            Demand for Surface Treatment products in our Specialty Chemicals segment generally follows the activity levels of metal processing manufacturers, including the automotive supply, steel and aerospace industries. In 2010, net sales were up from higher volumes in all markets. In the first nine months of 2011, net sales were up from higher volumes in all markets, particularly automotive and general industrial, as well as increased selling prices. Net sales growth is expected to continue throughout the remainder of the year primarily from higher volumes across most markets, as well as higher selling prices.

•            Demand for our lithium carbonate products in the Fine Chemicals business line of our Specialty Chemicals segment is generally driven by demand in industrial applications, the aluminum business, the battery industry, glass ceramics, cement and the general demand in China. Sales of lithium products specifically used in life science applications depend on the trends in drug development and growth in pharmaceuticals and agrochemicals markets, as well as generic competition. Results in 2010 were higher primarily from increased volumes of lithium products and metal sulfide applications, partially offset by lower selling prices of potash and lithium carbonate. In the first nine months of 2011, results were up primarily from increased volumes of lithium products, as well as higher selling prices, partially offset by higher raw material costs of metal sulfides. Net sales growth is expected to continue throughout the remainder of the year primarily from higher volumes in lithium and special metals applications, as well as higher selling prices.

Performance Additives

•            Generally, a trend towards the increased use of colored concrete products in the construction market has historically had a positive effect on our Color Pigments and Services business line. However, a general slowdown in the construction market has negatively impacted construction sales. North American construction volumes were lower in 2010 and continued to be lower in the first nine months of 2011. A further slowdown in the North American construction industry could continue to have a negative impact on our results throughout the remainder of the year. European construction volumes in 2010 and the first nine months of 2011 were comparable to the same periods in the prior years. Volumes of coatings and specialties products were up in 2010, but were down in the first nine months of 2011.

•            Demand for our wood protection products, in particular alkaline copper quaternary, or ACQ, is generally driven by both repair and remodeling, as well as new construction. The market position of ACQ was negatively impacted in 2010 by a general slowdown in the construction market. In the first nine months of 2011, results were up due to slightly higher volumes of ACQ, as well as higher selling prices, partially offset by higher copper and monoethanolamine (“MEA”) costs.  Higher copper and MEA raw material costs are expected to have a negative impact on our results throughout the remainder of the year.

•            In the Clay-based Additives business, higher volumes in most markets, particularly oilfield, had a favorable impact on results in 2010. In the first nine months of 2011, higher volumes continued in most markets, particularly oilfield and composites. We expect net sales growth to continue throughout the remainder of the year.

Titanium Dioxide Pigments

•            Demand for our titanium dioxide products in anatase grade is driven mainly by demand in the synthetic fiber industry, while demand for titanium dioxide products in rutile grade and our functional additives business are driven by demand in the coatings, printing inks, construction, cosmetics, pharmaceutical, food, paper and plastics industries. Market conditions, including pricing pressure and industry overcapacity, have negatively impacted this segment in the past. However, this trend has changed as prices are increasing as a result of current undercapacity in this industry. In 2010, higher volumes, as well as selling price increases, of both rutile and anatase applications had a favorable impact on results. Higher selling prices, as well as a favorable product mix, had a favorable impact on results in the first nine months of 2011. We expect sales to continue to be higher throughout the remainder of the year primarily from higher selling prices.

•            Our functional additives sales were up in 2010 and the first nine months of 2011 as higher selling prices had a favorable impact on results. Net sales of functional additives applications are expected to continue to be higher throughout the remainder of the year from higher selling prices.

Advanced Ceramics

•            Demand for our ceramic medical devices is mainly tied to the aging population in Europe and the United States. Sales of our medical device applications increased in 2010 and the first nine months of 2011 on higher volumes. We expect this growth to continue throughout the remainder of the year.

•            Sales of most product applications, including cutting tools, mechanical applications and electronic applications were up in 2010 and the first nine months of 2011 on higher volumes. We expect sales for cutting tools and mechanical applications to be higher throughout the remainder of the year on higher volumes.  We expect a slow down in demand for ceramics for electronic applications for the remainder of the year.

Global Exposure

We operate a geographically diverse business, with 54% of our net sales in 2010 generated from shipments to customers in Europe, 24% to North America (predominantly the United States) and 22% to the rest of the world. For a geographic description of the origin of our net sales and location of our long-lived assets, see Note 3, “Segment Information” in our 2010 Annual Report on Form 10-K.

We have sold to customers in more than 60 countries during this period. Currently, we serve our diverse and extensive customer base with 81 manufacturing facilities in 23 countries. Consequently, we are exposed to global economic and political changes, particularly currency fluctuations that could impact our profitability and demand for our products.

Our sales and production costs are mainly denominated in U.S. dollars or Euros. Our results of operations and financial condition have been historically impacted by the fluctuation of the Euro against our reporting currency, the U.S. dollar. For the three and nine months ended September 30, 2011, the average exchange rate of the Euro against the U.S. dollar was higher compared to the same period in 2010. As a result, our net sales, gross profit and operating income were favorably impacted. Historically, however, our operating margins have not been significantly impacted by currency fluctuations because, in general, sales and costs of products sold are generated or incurred in the same currency, subject to certain exceptions.

Raw Materials

Raw materials constituted approximately 46% of our 2010 cost of products sold. We have a broad raw material base, with the cost of no single raw material representing more than 3% of our cost of products sold in 2010. Nonetheless, the significant price fluctuations our raw materials have experienced in the past during periods of high demand have had an adverse impact on our results of operations. In 2010 and the first nine months of 2011, higher raw material costs were reported in a number of businesses. For example, in the first nine months of 2011, we experienced higher prices for tin used in the Metal Sulfides business of our Specialty Chemicals segment, ilmenite used in our Titanium Dioxide Pigments segment and copper used in the Timber Treatment Chemicals business. We cannot accurately predict the impact of any future price increases for raw materials or any raw material shortages on our business as a whole or in specific geographic regions. In addition, we may not be able to pass on raw material price increases to our customers. See details of our ten most significant raw materials (in terms of dollars) in Item 1, “Business — Raw Materials” in our 2010 Annual Report on Form 10-K.

Energy Costs

In 2010, energy purchases represented approximately 9% of our cost of products sold. However, within certain business lines, such as our Titanium Dioxide Pigments segment and the Color Pigments and Services and Clay-based Additives businesses of our Performance Additives segment, energy costs are more significant. Energy costs in 2010 were basically flat versus the prior year, but were up in the first nine months of 2011. The cost of products sold for certain of our businesses, including Color Pigments and Services and Clay-based Additives, increases when the price of natural gas in North America rises. However, natural gas prices in North America declined in 2010 and the first nine months of 2011. Natural gas prices in Europe, where our Titanium Dioxide Pigments segment is located, were up in 2010 and in the first nine months of 2011.

Income Taxes

We recorded an income tax provision of $34.4 million in the third quarter of 2011 on income from continuing operations before taxes of $122.2 million. The income tax provision in the third quarter of 2011 was favorably impacted by a beneficial foreign earnings mix and certain domestic income that was not tax effected due to a valuation allowance.

In the third quarter of 2011, the worldwide valuation allowance increased by $3.2 million to $78.7 million. This was due to an increase of $3.7 million primarily related to other deferred tax assets, offset by a $0.5 million decrease that impacted the tax provision.

Special Charges and Credits

During the periods presented, we incurred certain special charges and credits that included systems/organization establishment expenses, restructuring and other severance costs, foreign exchange gains and losses, asset write-downs and other and a loss on early extinguishment/modification of debt. See “Items excluded from Adjusted EBITDA” section in Note 4, “Segment Information,” for a discussion of special charges and credits recorded in the three and nine months ended September 30, 2011 and 2010.

Special Note Regarding Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows but excludes or includes amounts that would not be so adjusted in the most comparable U.S. GAAP measure. From time to time in this management’s discussion and analysis, we disclose non-GAAP financial measures, primarily Adjusted EBITDA.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2010 Annual Report on Form 10-K for a definition of Adjusted EBITDA, management’s uses of Adjusted EBITDA and its limitations.

Results of Operations

Actual Results of Operations

The following table presents the major components of our operations on an actual basis and Adjusted EBITDA (the reconciliation to net income is set forth in—Reconciliation of Net Income Attributable to Rockwood Specialties Group, Inc. to Adjusted EBITDA for the three and nine months ended September 30, 2011 and 2010 within this MD&A section), including as a percentage of net sales, for the periods presented. See Note 4, “Segment Information,” for segment information and a reconciliation from income (loss) from continuing operations before taxes to Adjusted EBITDA on a segment basis.

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010
Statement of operations data:
Net sales:
Specialty Chemicals	$333.0	$283.6	$1,025.0	$860.5
Performance Additives	200.7	187.8	614.7	564.4
Titanium Dioxide Pigments	252.6	192.7	735.4	564.1
Advanced Ceramics	146.2	131.0	455.3	385.3
Corporate and other	8.4	6.1	24.5	19.0
Total net sales	940.9	801.2	2,854.9	2,393.3

Gross profit	331.5	266.0	998.2	791.8
	35.2%	33.2%	35.0%	33.1%
Selling, general and administrative expenses	176.0	167.7	537.8	501.8
	18.7%	20.9%	18.8%	21.0%
Restructuring and other severance costs	4.5	1.5	9.5	2.8
Asset write-downs and other	—	0.1	0.3	2.4
Operating income (loss):
Specialty Chemicals	63.8	52.2	198.9	161.6
	19.2%	18.4%	19.4%	18.8%
Performance Additives	20.8	19.7	71.6	53.8
	10.4%	10.5%	11.6%	9.5%
Titanium Dioxide Pigments	53.2	18.2	135.7	44.5
	21.1%	9.4%	18.5%	7.9%
Advanced Ceramics	33.5	27.6	105.2	80.5
	22.9%	21.1%	23.1%	20.9%
Corporate and other	(20.3)	(21.0)	(60.8)	(55.6)
Total operating income	151.0	96.7	450.6	284.8
Other expenses, net:
Interest expense, net	(26.3)	(38.6)	(74.0)	(116.7)
Loss on early extinguishment/modification of debt	(0.1)	(1.6)	(16.6)	(1.6)
Foreign exchange (loss) gain on financing activities, net	(2.4)	0.9	1.8	0.8
Other, net	—	—	(0.1)	0.5
Other expenses, net	(28.8)	(39.3)	(88.9)	(117.0)
Income from continuing operations before taxes	122.2	57.4	361.7	167.8
Income tax provision	34.4	16.4	101.0	46.4
Income from continuing operations	87.8	41.0	260.7	121.4
Income from discontinued operations, net of tax	—	2.5	0.9	13.6
Gain on sale of discontinued operations, net of tax	—	—	119.4	—
Net income	87.8	43.5	381.0	135.0
Net income attributable to noncontrolling interest	(11.9)	(3.0)	(32.6)	(5.2)
Net income attributable to Rockwood Specialties Group, Inc.	$75.9	$40.5	$348.4	$129.8
Adjusted EBITDA:
Specialty Chemicals	$86.5	$70.8	$265.8	$218.0
	26.0%	25.0%	25.9%	25.3%
Performance Additives	36.5	34.1	117.4	100.6
	18.2%	18.2%	19.1%	17.8%
Titanium Dioxide Pigments	74.9	34.2	193.1	94.5
	29.7%	17.7%	26.3%	16.8%
Advanced Ceramics	47.5	40.3	146.4	117.9
	32.5%	30.8%	32.2%	30.6%
Corporate and other	(18.5)	(18.8)	(55.6)	(50.3)
Total Adjusted EBITDA	$226.9	$160.6	$667.1	$480.7

The following table presents the changes in the major components of our operations on a historical basis in dollars and percentages:

	Change: Three months ended September 30, 2011 versus 2010				Change: Nine months ended September 30, 2011 versus 2010
			Constant	Constant			Constant	Constant
		%	Currency	Currency		%	Currency	Currency
($ in millions)	Total	Change	Effect (a)	Basis	Total	Change	Effect (a)	Basis
Statement of operations data:
Net sales:
Specialty Chemicals	$49.4	17.4%	$17.3	$32.1	$164.5	19.1%	$49.5	$115.0
Performance Additives	12.9	6.9	5.9	7.0	50.3	8.9	17.4	32.9
Titanium Dioxide Pigments	59.9	31.1	21.4	38.5	171.3	30.4	48.9	122.4
Advanced Ceramics	15.2	11.6	11.1	4.1	70.0	18.2	26.7	43.3
Corporate and other	2.3	37.7	0.7	1.6	5.5	28.9	1.7	3.8
Total net sales	139.7	17.4	56.4	83.3	461.6	19.3	144.2	317.4

Gross profit	65.5	24.6	20.3	45.2	206.4	26.1	50.4	156.0

Selling, general and administrative expenses	8.3	4.9	9.7	(1.4)	36.0	7.2	23.8	12.2
Restructuring and other severance costs	3.0			3.0	6.7			6.7
Asset write-downs and other	(0.1)			(0.1)	(2.1)			(2.1)
Total operating expenses	11.2	6.6	9.7	1.5	40.6	8.0	23.8	16.8
Operating income (loss):
Specialty Chemicals	11.6	22.2	2.7	8.9	37.3	23.1	8.4	28.9
Performance Additives	1.1	5.6	0.7	0.4	17.8	33.1	2.4	15.4
Titanium Dioxide Pigments	35.0	192.3	4.8	30.2	91.2	204.9	9.8	81.4
Advanced Ceramics	5.9	21.4	2.7	3.2	24.7	30.7	6.6	18.1
Corporate and other	0.7	3.3	(0.3)	1.0	(5.2)	(9.4)	(0.6)	(4.6)
Total	54.3	56.2	10.6	43.7	165.8	58.2	26.6	139.2
Other expenses, net:
Interest expense, net	12.3	(31.9)	1.3	11.0	42.7	(36.6)	2.5	40.2
Loss on early extinguishment/modification of debt	1.5				(15.0)
Foreign exchange (loss) gain on financing activities, net	(3.3)				1.0
Other, net	—				(0.6)
Other expenses, net	10.5				28.1
Income from continuing operations before taxes
Specialty Chemicals	17.1				49.2
Performance Additives	6.5				31.2
Titanium Dioxide Pigments	33.2				94.3
Advanced Ceramics	6.6				25.2
Corporate and other	1.4				(6.0)
Total	64.8				193.9
Income tax provision	18.0				54.6
Income from continuing operations	46.8				139.3
Income from discontinued operations, net of tax	(2.5)				(12.7)
Gain on sale of discontinued operations, net of tax	—				119.4
Net income	44.3				246.0
Net income attributable to noncontrolling interest	(8.9)				(27.4)
Net income attributable to Rockwood Specialties Group, Inc.	$35.4				$218.6
Adjusted EBITDA:
Specialty Chemicals	$15.7	22.2%	$3.8	$11.9	$47.8	21.9%	$10.6	$37.2
Performance Additives	2.4	7.0	1.2	1.2	16.8	16.7	3.7	13.1
Titanium Dioxide Pigments	40.7	119.0	6.3	34.4	98.6	104.3	13.3	85.3
Advanced Ceramics	7.2	17.9	3.7	3.5	28.5	24.2	9.1	19.4
Corporate and other	0.3	1.6	(0.2)	0.5	(5.3)	(10.5)	(0.4)	(4.9)
Total Adjusted EBITDA	$66.3	41.3%	$14.8	$51.5	$186.4	38.8%	$36.3	$150.1

(a)                    The constant currency effect is the translation impact calculated based on the change in the applicable rate, primarily the Euro, to the U.S. dollar exchange rate for the applicable period.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Overview

Net sales increased $139.7 million, or 17.4%, over the prior year primarily due to increased selling prices and the favorable impact of currency changes of $56.4 million.  See further discussion by segment below.

Operating income and Adjusted EBITDA increased over the prior year primarily due to increased selling prices and the favorable impact of currency changes. This was partially offset by higher raw material, production and energy costs.

Net income from continuing operations increased $46.8 million to $87.8 million over the prior year primarily due to the reasons noted above and lower net interest expense.

Income from discontinued operations, net of tax, of $2.5 million for the three months ended September 30, 2010 relates to the plastic compounding business that was sold on January 7, 2011.

Net income attributable to noncontrolling interest of $11.9 million was recorded for the three months ended September 30, 2011 compared to $3.0 million for the three months ended September 30, 2010. The change from the prior year was primarily related to higher earnings in the Titanium Dioxide Pigments venture in the third quarter of 2011.

Net income attributable to Rockwood Specialties Group, Inc. increased $35.4 million to $75.9 million for the three months ended September 30, 2011 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.  Net sales increased $49.4 million, or 17.4%, over the prior year primarily due to higher sales volumes, as well as increased selling prices to offset higher raw material costs. Currency changes of $17.3 million also had a favorable impact on net sales. In the Fine Chemicals business, net sales were up on higher volumes of lithium products, as well as increased selling prices.  Net sales in the Surface Treatment business were up on increased selling prices, as well as increased volumes in most markets, particularly in automotive and general industrial.

Performance Additives.  Net sales increased $12.9 million, or 6.9%, over the prior year primarily due to increased selling prices to offset higher raw material costs, as well as higher volumes of specialty coatings and oilfield applications in our Clay-based Additives business.  Currency changes of $5.9 million also had a favorable impact on net sales. This was partially offset by lower volumes in our Color Pigments and Services and Timber Treatment Chemicals businesses.

Titanium Dioxide Pigments.  Net sales increased $59.9 million, or 31.1%, over the prior year primarily from higher selling prices, and to a lesser extent, a favorable product mix, partially offset by lower volumes. Currency changes of $21.4 million also had a favorable impact on net sales.

Advanced Ceramics.  Net sales increased $15.2 million, or 11.6%, over the prior year primarily from higher volumes in most product applications, particularly cutting tool and mechanical applications, and the favorable impact of currency changes of $11.1 million.

Gross profit

Gross profit increased $65.5 million, or 24.6%, over the prior year primarily due to the net sales increases noted above and the favorable impact of currency changes of $20.3 million, partially offset by higher raw material, production and energy costs. Gross profit as a percentage of net sales were 35.2% and 33.2% for the three months ended September 30, 2011 and 2010, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) as a percentage of net sales were 18.7% and 20.9% for the three months ended September 30, 2011 and 2010, respectively. SG&A expenses increased $8.3 million, or 4.9%, over the prior year due to the negative impact of currency changes.

Restructuring and other severance costs

We recorded restructuring and other severance costs of $4.5 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively. See Note 14, “Restructuring And Other Severance Costs,” for further details.

Operating income

Specialty Chemicals. Operating income increased $11.6 million, or 22.2%, over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $2.7 million. This increase was partially offset by higher raw material costs, particularly for tin and antimony sulfide, higher restructuring and other severance costs of $2.8 million and higher depreciation and amortization costs of $1.2 million.

Performance Additives. Operating income increased $1.1 million, or 5.6% over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $0.7 million. This was partially offset by higher raw material costs, particularly for quaternary amine, copper and iron-oxide and higher restructuring and other severance costs of $0.8 million.

Titanium Dioxide Pigments. Operating income increased $35.0 million to $53.2 million over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $4.8 million. This was partially offset by higher production, raw material and energy costs, professional fees incurred in connection with exploring strategic options of $3.4 million in the third quarter of 2011 and higher depreciation and amortization costs of $2.0 million.

Advanced Ceramics. Operating income increased $5.9 million, or 21.4% over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $2.7 million. This was partially offset by higher depreciation and amortization costs of $1.3 million.

Other income (expenses)

Interest expense, net.  Interest expense, net decreased $12.3 million, or 31.9%, over the prior year. The three months ended September 30, 2011 and 2010 included non-cash losses of $3.9 million and non-cash gains of $1.2 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these losses and gains, interest expense, net decreased $17.4 million, or 43.7%, primarily due to debt repayments and lower interest rates related to the refinancing of our senior secured term loans in February 2011.

Loss on early extinguishment/modification of debt. For the three months ended September 30, 2010, we recorded a loss of $1.6 million related to the write-off of deferred financing costs associated with the voluntary prepayment of $200.2 million of senior secured term loans in July 2010.

Foreign exchange, net.  For the three months ended September 30, 2011 and 2010, foreign exchange losses of $2.4 million and gains of $0.9 million, respectively, were reported primarily in connection with non-operating Euro-denominated transactions.

Provision for income taxes

We recorded an income tax provision of $34.4 million on income from continuing operations before taxes of $122.2 million in the three months ended September 30, 2011. The income tax provision in the third quarter of 2011 was favorably impacted by a beneficial foreign earnings mix and certain domestic income that was not tax effected due to a valuation allowance. We recorded an income tax provision of $16.4 million on income from continuing operations before taxes of $57.4 million in the three months ended September 30, 2010. The income tax provision in the third quarter of 2010 was favorably impacted by a beneficial foreign earnings mix.

Income from continuing operations

Income from continuing operations for the three months ended September 30, 2011 was $87.8 million as compared to income from continuing operations of $41.0 million for the three months ended September 30, 2010 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax, of $2.5 million for the three months ended September 30, 2010, relates to the plastic compounding business that was sold on January 7, 2011.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest of $11.9 million was recorded for the three months ended September 30, 2011 compared to $3.0 million for the three months ended September 30, 2010. The change from the prior year was primarily related to higher earnings in the Titanium Dioxide Pigments venture in the third quarter of 2011.

Net income attributable to Rockwood Specialties Group, Inc.

Net income attributable to Rockwood Specialties Group, Inc. for the three months ended September 30, 2011 and 2010 was $75.9 million and $40.5 million, respectively, for the reasons described above.

Adjusted EBITDA

Specialty Chemicals. Adjusted EBITDA increased $15.7 million, or 22.2%, over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $3.8 million. This increase was partially offset by higher raw material costs, particularly for tin and antimony sulfide.

Performance Additives. Adjusted EBITDA increased $2.4 million, or 7.0% over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $1.2 million. This was partially offset by higher raw material costs, particularly for quaternary amine, copper and iron-oxide.

Titanium Dioxide Pigments. Adjusted EBITDA increased $40.7 million to $74.9 million over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $6.3 million. This was partially offset by higher production, maintenance and raw material and energy costs.

Advanced Ceramics.  Adjusted EBITDA increased $7.2 million, or 17.9% over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $3.7 million.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Overview

Net sales increased $461.6 million, or 19.3%, over the prior year primarily due to increased selling prices to offset raw material and other cost increases, higher volumes in most segments and the favorable impact of currency changes of $144.2 million. See further discussion by segment below.

Operating income and Adjusted EBITDA increased over the prior year primarily due to increased selling prices, higher sales volumes and the favorable impact of currency changes. This was partially offset by higher raw material, production and energy costs.

Net income from continuing operations increased $139.3 million to $260.7 million for the nine months ended September 30, 2011 compared with the same period in the prior year primarily due to the reasons noted above and lower net interest expense. This was partially offset by a charge of $16.6 million recorded in the nine months ended September 30, 2011 related to the refinancing and repayment of our senior secured term loans in February 2011.

Income from discontinued operations, net of tax, of $0.9 million for the nine months ended September 30, 2011 primarily relates to the reversal of certain reserves in connection with the sale of the Electronics business in December 2007. Income from discontinued operations, net of tax, of $13.6 million for the nine months ended September 30, 2010, relates to the plastic compounding business that was sold on January 7, 2011.

The gain on sale of discontinued operations, net of tax, of $119.4 million recorded in the nine months ended September 30, 2011 is related to the sale of the plastic compounding business in January 2011. In addition, the gain on sale of discontinued operations, net of tax, includes a tax benefit of $4.0 million associated with a re-filing of the Company’s AMT position made in connection with the sale of the plastic compounding business.

Net income attributable to noncontrolling interest of $32.6 million was recorded for the nine months ended September 30, 2011 compared to $5.2 million for the nine months ended September 30, 2010. The change from the prior year was primarily related to higher earnings in the Titanium Dioxide Pigments venture.

Net income attributable to Rockwood Specialties Group, Inc. increased $218.6 million to $348.4 million for the nine months ended September 30, 2011 compared with the same period in the prior year due to the reasons noted above.

Net sales

Specialty Chemicals.  Net sales increased $164.5 million, or 19.1%, over the prior year primarily due to higher sales volumes, as well as increased selling prices to offset higher raw material costs. Currency changes of $49.5 million also had a favorable impact on net sales. In the Fine Chemicals business, net sales were up on higher volumes of lithium products, as well as increased selling prices of metal sulfides applications. Net sales in the Surface Treatment business were up on increased volumes in most markets, particularly in automotive and general industrial, as well as increased selling prices.

Performance Additives.  Net sales increased $50.3 million, or 8.9%, over the prior year primarily due to increased selling prices to offset higher raw material costs, as well as higher volumes in our Clay-based Additives business, particularly in oilfield applications. Currency changes of $17.4 million also had a favorable impact on net sales.  This was partially offset by lower volumes in our Color Pigments and Services business.

Titanium Dioxide Pigments.  Net sales increased $171.3 million, or 30.4%, over the prior year primarily from higher selling prices, as well as a favorable product mix, partially offset by lower volumes. Currency changes of $48.9 million also had a favorable impact on net sales.

Advanced Ceramics.  Net sales increased $70.0 million, or 18.2%, over the prior year primarily from higher volumes in most product applications, particularly medical applications, and the favorable impact of currency changes of $26.7 million.

Gross profit

Gross profit increased $206.4 million, or 26.1%, over the prior year primarily due to the net sales increases noted above and the favorable impact of currency changes of $50.4 million, partially offset by higher raw material, production and maintenance costs. Gross profit as a percentage of net sales were 35.0% and 33.1% for the nine months ended September 30, 2011 and 2010, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) as a percentage of net sales were 18.8% and 21.0% for the nine months ended September 30, 2011 and 2010, respectively. SG&A expenses increased $36.0 million, or 7.2%, over the prior year primarily due to the impact of currency changes of $23.8 million, the impact of the higher net sales noted above and higher variable compensation, selling and research and development costs.

Restructuring and other severance costs

We recorded restructuring and other severance costs of $9.5 million and $2.8 million for the nine months ended September 30, 2011 and 2010, respectively. See Note 14, “Restructuring And Other Severance Costs,” for further details.

Asset write-downs and other

Asset write-downs and other were $0.3 million and $2.4 million for the nine months ended September 30, 2011 and 2010, respectively. The asset write-downs and other of $2.4 million recorded for the nine months ended September 30, 2010 primarily relate to the elimination of a duplicate manufacturing facility in the Performance Additives segment.

Operating income

Specialty Chemicals. Operating income increased $37.3 million, or 23.1%, over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $8.4 million. This increase was partially offset by higher raw material costs, particularly for tin and antimony sulfide, higher selling, general and administrative costs, higher restructuring and other severance costs of $6.3 million and higher depreciation and amortization costs of $3.9 million.

Performance Additives. Operating income increased $17.8 million, or 33.1% over the prior year primarily due to the higher net sales noted above, fixed asset write-downs of $2.1 million recorded in the nine months ended September 30, 2010 and the favorable impact of currency changes of $2.4 million. This was partially offset by higher raw material costs, particularly for quaternary amine, copper and iron-oxide.

Titanium Dioxide Pigments. Operating income increased $91.2 million to $135.7 million over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $9.8 million. This was partially offset by higher production, raw material and energy costs, higher depreciation and amortization costs of $3.6 million and professional fees incurred in connection with exploring strategic options of $3.4 million recorded in the nine months ended September 30, 2011.

Advanced Ceramics. Operating income increased $24.7 million, or 30.7% over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $6.6 million. This was partially offset by higher selling and research and development costs and higher depreciation and amortization costs of $3.9 million.

Corporate and other. Operating loss increased $5.2 million, or 9.4% over the prior year due to higher miscellaneous central costs.

Other income (expenses)

Interest expense, net.  Interest expense, net decreased $42.7 million, or 36.6%, over the prior year. The nine months ended September 30, 2011 and 2010 included non-cash gains of $1.0 million and $8.9 million, respectively, representing the movement in the mark-to-market valuation of our interest rate hedging instruments. Excluding the impact of these gains, interest expense, net decreased $50.6 million, or 40.3%, primarily due to debt repayments and lower interest rates related to our new senior secured credit facility.

Loss on early extinguishment/modification of debt. In connection with the refinancing and repayment of our senior secured term loans in February 2011, we recorded a charge of $16.6 million in the first nine months of 2011 comprised of related fees of $13.5 million and the write-off of deferred financing costs of $3.1 million. For the nine months ended September 30, 2010, we recorded a loss on early extinguishment of debt of $1.6 million related to the write-off of deferred financing costs associated with the voluntary prepayment of $200.2 million of our senior secured term loans in July 2010.

Foreign exchange, net.  For the nine months ended September 30, 2011 and 2010, foreign exchange gains of $1.8 million and $0.8 million, respectively, were reported in connection with non-operating Euro-denominated transactions.

Provision for income taxes

We recorded an income tax provision of $101.0 million on income from continuing operations before taxes of $361.7 million in the nine months ended September 30, 2011. The income tax provision in the first nine months of 2011 was favorably impacted by a beneficial foreign earnings mix and certain domestic income that was not tax effected due to a valuation allowance. We recorded an income tax provision of $46.4 million on income from continuing operations before taxes of $167.8 million in the nine months ended September 30, 2010. The income tax provision in the first nine months of 2010 was favorably impacted by a beneficial foreign earnings mix and the favorable settlement of certain tax positions.

Income from continuing operations

Income from continuing operations for the nine months ended September 30, 2011 was $260.7 million as compared to income from continuing operations of $121.4 million for the nine months ended September 30, 2010 for the reasons described above.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax, of $0.9 million for the nine months ended September 30, 2011 primarily relates to the reversal of certain reserves in connection with the sale of the Electronics business in December 2007. Income from discontinued operations, net of tax, of $13.6 million for the nine months ended September 30, 2010 relates to the plastic compounding business that was sold on January 7, 2011.

Gain on sale of discontinued operations, net of tax

The gain on sale of discontinued operations, net of tax, of $119.4 million recorded in the nine months ended September 30, 2011 is related to the sale of the plastic compounding business in January 2011. In addition, the gain on sale of discontinued operations, net of tax, includes a tax benefit of $4.0 million associated with a re-filing of the Company’s AMT position made in connection with the sale of the plastic compounding business.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest of $32.6 million was recorded for the nine months ended September 30, 2011 compared to $5.2 million for the nine months ended September 30, 2010. The change from the prior year was primarily related to higher earnings in the Titanium Dioxide Pigments venture in the first nine months of 2011.

Net income attributable to Rockwood Specialties Group, Inc.

Net income attributable to Rockwood Specialties Group, Inc. for the nine months ended September 30, 2011 and 2010 was $348.4 million and $129.8 million, respectively, for the reasons described above.

Adjusted EBITDA

Specialty Chemicals. Adjusted EBITDA increased $47.8 million, or 21.9%, over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $10.6 million. This increase was partially offset by higher raw material costs, particularly for tin and antimony sulfide, and higher selling, general and administrative costs.

Performance Additives. Adjusted EBITDA increased $16.8 million, or 16.7% over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $3.7 million. This was partially offset by higher raw material costs, particularly for quaternary amine, copper and iron-oxide.

Titanium Dioxide Pigments. Adjusted EBITDA increased $98.6 million to $193.1 million over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $13.3 million. This was partially offset by higher production, raw material and energy costs.

Advanced Ceramics.  Adjusted EBITDA increased $28.5 million, or 24.2% over the prior year primarily due to the higher net sales noted above and the favorable impact of currency changes of $9.1 million. This was partially offset by higher selling and research and development costs.

Corporate and other.  Adjusted EBITDA loss increased $5.3 million, or 10.5% over the prior year due to higher miscellaneous central costs.

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

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010
Net income attributable to Rockwood Specialties Group, Inc.	$75.9	$40.5	$348.4	$129.8
Net income attributable to noncontrolling interest	11.9	3.0	32.6	5.2
Net income	87.8	43.5	381.0	135.0
Income tax provision	34.4	16.4	101.0	46.4
Income from discontinued operations, net of tax	—	(2.5)	(0.9)	(13.6)
Gain on sale of discontinued operations, net of tax	—	—	(119.4)	—
Income from continuing operations before taxes	122.2	57.4	361.7	167.8
Interest expense, net (a)	26.3	38.6	74.0	116.7
Depreciation and amortization	67.0	61.8	200.2	188.4
Restructuring and other severance costs	4.5	1.5	9.5	2.8
Systems/organization establishment expenses	0.3	0.1	1.3	1.5
Acquisition and disposal costs	0.2	0.4	0.4	1.0
Loss on early extinguishment/modification of debt	0.1	1.6	16.6	1.6
Asset write-downs and other	—	0.1	0.3	2.4
Foreign exchange loss (gain) on financing activities, net	2.4	(0.9)	(1.8)	(0.8)
Other	3.9	—	4.9	(0.7)
Total Adjusted EBITDA (b)	$226.9	$160.6	$667.1	$480.7

(a)                Includes losses of $3.9 million for the three months ended September 30, 2011 and gains of $1.2 million for the three months ended September 30, 2010, and gains of $1.0 million and $8.9 million for the nine months ended September 30, 2011 and 2010, respectively representing the movement in the mark-to-market valuation of the Company’s interest rate and cross-currency swaps.

(b)               This amount does not include $8.5 million for the three months ended September 30, 2010, respectively, and $0.2 million and $25.6 million for the nine months ended September 30, 2011 and 2010, respectively, of Adjusted EBITDA from the former plastic compounding business which was sold on January 7, 2011.

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Net cash provided by operating activities was $372.5 million and $367.5 million for the nine months ended September 30, 2011 and 2010, respectively. This increase was primarily due to higher net income, partially offset by the higher use of operating cash outflows from working capital changes.

Investing Activities.  Net cash provided by (used in) investing activities was $119.0 million and $(115.1) million for the nine months ended September 30, 2011 and 2010, respectively. The increase was primarily due to net proceeds received of $300.7 million in 2011 related to the sale of our plastic compounding business, partially offset by increased capital expenditures.

Financing Activities.  Net cash used in financing activities was $471.0 million and $271.0 million for the nine months ended September 30, 2011 and 2010, respectively, and included scheduled payments for long-term debt. In 2011, we voluntarily prepaid $408.9 million of our senior secured term loans, paid related fees of $13.4 million in connection with the refinancing of our senior secured credit facility in February 2011 and made distributions to noncontrolling shareholders of $9.8 million. In 2010, we voluntarily prepaid $200.2 million of our senior secured loans.

Liquidity

Our primary source of liquidity has been and will continue to be cash generated from the operations of our subsidiaries. Our primary liquidity requirements are working capital, debt service, capital expenditures and acquisitions. In addition, we completed the sale of our plastic compounding business in January 2011 for net proceeds of $300.7 million (see Note 3, “Discontinued Operations,” for further details) and repaid $408.9 million of senior secured term loans in connection with the refinancing of our senior secured term loans in February 2011. Our debt service requirements in future years are significant. We believe that based on current conditions in our industry and markets, our cash reserves, cash flows from operations and borrowings available under our revolving credit facility will be adequate sources of liquidity. However, an economic downturn or recession may have a material adverse impact on our results of operations, cash flows from operations and our liquidity. See Item 1, “Business,” and Item 1A, “Risk Factors” in our 2010 Annual Report on Form 10-K.

In addition, our liquidity may be negatively impacted due to funding obligations related to certain pension plans. We have several pension plans located in Germany, Finland, the United Kingdom and the United States, which were negatively impacted by market conditions in late 2008 and early 2009. The Company’s overall unfunded position in its defined benefit plans as of September 30, 2011 is $420.3 million and the funded status of our plans is 38%. However, 82% of the Company’s unfunded position is concentrated in plans mostly in Germany, where funding is neither legally required nor customary. When only the plans that have funding requirements are considered, the unfunded portion is $76.2 million, and the funded status is 76%. The funding of the Company’s pension plans was in compliance with local requirements as of September 30, 2011. Almost all of the Company’s pension obligations are long-term in nature. The Company’s annual cash outflows to meet funding requirements and benefit obligations historically have not significantly exceeded its pension expense. Such cash outflows were less than pension expense in 2010 and the nine months ended September 30, 2011. The measurement of our pension obligations and plan assets is dependent on a variety of actuarial assumptions and is performed annually. Therefore, the funded status as of December 31, 2011 could differ significantly.

We have entered into long-term funding arrangements for pension plans located in Germany and the U.K. Our funding obligations could change significantly based on the investment performance of the pension plan assets and changes in actuarial assumptions for local statutory funding valuations. Further deterioration of the capital markets or returns available in such markets may negatively impact our pension plan assets and increase our funding obligations for one or more of these plans and negatively impact our liquidity. We cannot predict the impact of this or any further market disruption on our pension funding obligations.

As of September 30, 2011, we had total indebtedness of $1,729.2 million. The availability under the revolving credit facility is $180.0 million as of September 30, 2011, subject to outstanding letters of credit of $33.8 million that reduced our availability under such revolving credit facility. The €30.0 million ($40.2 million) revolving credit facility under the Titanium Dioxide Pigments venture facility provided for additional borrowings of up to €12.9 million ($17.3 million) as of September 30, 2011 after an outstanding bank guarantee of €17.1 million ($22.9 million) related to a defined benefit pension obligation for the Finnish Plan.

As of September 30, 2011, we had cash and cash equivalents of $330.4 million. Among other things, we may use available cash to invest in our business, reduce our term debt, repurchase our 2014 Notes at any time, subject to certain limitations contained in our senior secured credit facility, or fund bolt-on acquisitions. As discussed in Note 10, “Long-Term Debt,” in February 2011, we completed a refinancing of our senior secured credit facility and entered into a new senior secured credit agreement comprised of an $850.0 million term loan and a $180.0 million revolving credit facility, and repaid $408.9 million of existing term loans.

Senior secured credit facility. As of September 30, 2011, the senior secured credit facility consisted of:

•            a term loan (“Term Loan B”) in an aggregate principal amount of $845.8 million maturing on February 10, 2018 and bearing interest at Libor (subject to a Libor floor of 1.00%) plus 2.75% (with a 0.25% reduction for achieving a designated leverage ratio); and

•            a revolving credit facility in an aggregate principal amount of $180.0 million, made available in U.S. dollars, Euros and/or pounds sterling, maturing on February 10, 2016.

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

The senior secured credit agreement also contains the following financial covenants that are determined based on our Adjusted EBITDA (including certain adjustments for, among other items, acquisitions and related synergies), which reflects management’s interpretations thereof:

•            a leverage ratio: for the twelve-month period ended September 30, 2011, net senior secured debt (senior secured debt plus capital lease obligations, minus cash up to a maximum of $200.0 million) to Adjusted EBITDA must be less than 2.75 to 1; for such period, our ratio equaled 1.21 to 1; and

•            an interest coverage ratio: for the twelve-month period ended September 30, 2011, Adjusted EBITDA to cash interest expense (interest expense, net excluding deferred debt issuance cost amortization and the movements in the mark-to market value of our interest rate derivatives) must be at least 2.50 to 1; for such period, our ratio equaled 7.61 to 1.

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

We were in compliance with the above covenants as of September 30, 2011.

2014 Notes.  As of September 30, 2011, the 2014 Notes have an aggregate principal amount of €250.1 million ($334.8 million) in the case of the Euro notes and $200.0 million in the case of the U.S. Dollar notes, and mature on November 15, 2014. Interest on the 2014 Notes is payable semi-annually on May 15 and November 15 and accrues at the rate of 7.625% in the case of the Euro notes and 7.500% in the case of the U.S. Dollar notes. Certain of our domestic subsidiaries guarantee the 2014 Notes on a senior subordinated unsecured basis (see Note 16, “Consolidating Financial Information,” for further details).

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

The indenture governing the 2014 Notes prohibits us from incurring additional debt, subject to certain permitted incurrences, unless the fixed charge coverage ratio, which is the ratio of Adjusted EBITDA (as defined therein excluding certain adjustments permitted under the senior secured credit agreement) to fixed charges (as defined therein), for the most recently ended four fiscal quarters is at least 2.00 to 1. In addition, the indenture prohibits us from making restricted payments (such as dividends or other equity distributions, repurchases of capital stock or restricted investments), subject to certain permitted payments, unless, among other things, the fixed charge coverage ratio for the most recently ended four fiscal quarters is at least 2.00 to 1. For the four-fiscal quarter period ended September 30, 2011, the fixed charge coverage ratio equaled 7.61 to 1. This covenant is a material term of the indenture governing the 2014 Notes.

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

Titanium Dioxide Pigments venture term loans, revolving credit facility and assumed debt.  As of September 30, 2011, the Titanium Dioxide Pigments venture had €210.0 million ($281.1 million) outstanding under the term loans of its facility agreement. The facility also provides for a revolving credit facility of €30.0 million ($40.2 million). This facility provided for additional borrowings of up to €12.9 million ($17.3 million) as of September 30, 2011 after an outstanding bank guarantee of €17.1 million ($22.9 million) related to a defined benefit pension obligation. Both the term loan and revolving credit facility mature in June 2013. In addition, the Titanium Dioxide Pigments venture has other debt of €9.5 million ($12.7 million), primarily related to a defined benefit plan, at interest rates ranging from 3.60% to 5.00%.

As of September 30, 2011, the interest rate on the term loan and revolving credit facility is Euribor (or Libor if the currency is in

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

The facility agreement contains affirmative and restrictive covenants, subject to certain thresholds and exceptions. The restrictive covenants limit the venture’s ability to undertake certain actions, including but not limited to acquiring or disposing of assets, creating liens on assets, entering into a merger or corporate restructuring, and incurring additional indebtedness. These covenants are calculated in accordance with International Financial Reporting Standards and are based solely on the results of the venture’s European operations. In addition, the facility agreement requires the venture to meet certain financial covenants, including:

•            A leverage coverage ratio: for the twelve-month period ended September 30, 2011, net debt to EBITDA, subject to certain adjustments (which is substantially similar to the definition of Adjusted EBITDA in our senior secured credit agreement), must be less than 3.00 to 1; for such period, our ratio equaled 0.99 to 1;

•            An interest coverage ratio: for the twelve-month period ended September 30, 2011, EBITDA, subject to certain adjustments, to cash interest expense (net of interest income), must be greater than 4.00 to 1; for such period, our ratio equaled 18.74 to 1; and

•            Cash flow coverage ratio: for the twelve-month period ended September 30, 2011, cash generated for financing activities (EBITDA, subject to certain adjustments, less working capital changes, capital expenditures and interest) to debt service (interest expense and amortization of debt) must be greater than 1.10; for such period, our ratio equaled 2.92 to 1.

We were in compliance with the above covenants as of September 30, 2011.

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

As of September 30, 2011, the weighted average interest rate for the Company is 4.9%, excluding deferred financing costs and the mark-to-market valuation of our interest-rate swaps.

Given our use of Adjusted EBITDA (see “Special Note Regarding Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and management’s uses of Adjusted EBITDA) as a liquidity measure, the following table presents a reconciliation of net cash provided by operating activities from continuing operations to Adjusted EBITDA:

	Nine months ended
	September 30,
($ in millions)	2011	2010
Net cash provided by operating activities from continuing operations	$374.3	$364.2
Changes in assets and liabilities, net of the effect of foreign currency translation and acquisitions	125.7	(32.3)
Current portion of income tax provision	79.7	22.5
Interest expense, net, excluding amortization of deferred financing costs and unrealized losses/gains on derivatives	71.3	121.1
Restructuring and other severance costs	9.5	2.8
Systems/organization establishment expenses	1.3	1.5
Acquisition and disposal costs	0.4	1.0
Bad debt provision	—	0.6
Other	4.9	(0.7)
Total Adjusted EBITDA (a)	$667.1	$480.7

(a)                This amount does not include $0.2 million and $25.6 million for the nine months ended September 30, 2011 and 2010, respectively, of Adjusted EBITDA from the former plastic compounding business which was sold on January 7, 2011.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements (including scheduled cash interest payments), operating lease agreements, and unconditional purchase obligations. A discussion of these contractual obligations is included in the Company’s 2010 Annual Report on Form 10-K. As noted above, in February 2011 we completed a refinancing of our senior secured credit facility and entered into a new senior secured credit agreement comprised of an $850.0 million term loan and a $180.0 million revolving credit facility, and repaid $408.9 million of existing term loans.

Capital Expenditures

Rockwood’s capital expenditures for the nine months ended September 30, 2011 consisted primarily of replacements of worn, obsolete or damaged equipment as well as investments in new equipment. For the nine months ended September 30, 2011 and 2010, our capital expenditures, excluding capital leases, were $191.4 million and $116.1 million, respectively. Capital expenditures for each of our reporting segments are provided in the following table:

	Nine months ended September 30,
($ in millions)	2011	2010
Specialty Chemicals	$81.6	$30.1
Performance Additives	21.5	18.3
Titanium Dioxide Pigments	52.9	43.4
Advanced Ceramics	32.4	20.5
Corporate and other	3.0	3.8
Total	$191.4	$116.1

The increase in capital expenditures over the prior year is primarily related to the expansion of production in our Specialty Chemicals segment in connection with the production of lithium compounds. Future costs are expected to be higher than prior periods due to ongoing lithium expansion, as well as increased capital expenditures in our Performance Additives segment.

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

Foreign currency related transactions

As of September 30, 2011, $674.4 million of the debt outstanding is denominated in Euros.

Recent Accounting Standards

See Note 1, “Basis of Presentation and New Accounting Standards,” for a discussion of recent accounting standards.

Off-Balance Sheet Arrangements

In the normal course of business, the Company incurs obligations which include guarantees related to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit and other bank guarantees. As of September 30, 2011, the Company had approximately $42.3 million of letters of credit and other bank guarantees, of which $41.1 million will expire in 2011 through 2015. The remaining guarantees have no specified expiration date. This amount includes outstanding letters of credit of $33.8 million that reduced our availability under our senior secured credit facility. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows, as the Company anticipates fulfilling its performance obligations.

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

The significant accounting policies of the Company are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” and the critical accounting policies and estimates are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s 2010 Annual Report on Form 10-K. There have been no significant changes to these critical accounting policies and estimates as of September 30, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to these market risks through regular operating and financing activities and, in certain cases, through the use of derivatives. When used, derivatives are employed as risk management tools and not for trading purposes. A discussion and analysis of the Company’s market risk is included in the Company’s 2010 Annual Report on Form 10-K. There have been no significant changes to these market risks as of September 30, 2011.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to ensure that (a) information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011 and concluded that, as of September 30, 2011, our disclosure controls and procedures are effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of our business, including with respect to product liability, intellectual property and environmental matters. In addition, we may be required to make indemnity payments in connection with certain product liability and environmental claims. See Item 1, “Business,” and Item 1A, “Risk Factors,” “Environmental Indemnities—We may be subject to environmental indemnity claims relating to properties we have divested”; “Product Liability— Due to the nature of our business and products, we may be liable for damages arising out of product liability claims”; and “Product Liability—Due to the nature of our business and products, we may be liable for damages arising out of certain indemnity claims” in our 2010 Annual Report on Form 10-K.

Lanxess Matter

On January 18, 2010, Lanxess Deutschland GmbH filed suit in the District Court of Satakunta, Finland against Sachtleben Pigments Oy (“Sachtleben”), a subsidiary of the Company’s Titanium Dioxide Pigments venture, claiming breach of contract in connection with Sachtleben’s termination of a supply agreement with plaintiff. In late September 2011, the Court held a hearing on the merits of the case and is expected to render its decision in the fourth quarter of 2011.

We do not believe that any individual legal proceeding, government action or arbitration is likely to have a material effect on our business, results of operations, cash flows or financial condition. However, we cannot predict the outcome of any such actions or the potential for such future actions, and cannot predict whether the resolution of such actions could have a material effect on our results of operations or cash flows in any quarterly or annual reporting period. See Note 15, “Commitments and Contingencies,” in this Form 10-Q and Item 3, Legal Proceedings in our 2010 Annual Report on Form 10-K.

Item 1A. Risk Factors.

A discussion of the Company’s risk factors is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to these risk factors.

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
Date: October 26, 2011

ROCKWOOD SPECIALTIES GROUP, INC.

By:	/s/ ROBERT J. ZATTA
Robert J. Zatta
Senior Vice President and Chief Financial Officer
Date: October 26, 2011

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